Form 10-Q
period 2016-06-30
Aeglea BioTherapeutics, Inc.
filed 2016-08-09
CIK 1636282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 8, 2016, the registrant had 13,411,772 shares of common stock, $0.0001 par value per share, outstanding.

AEGLEA BIOTHERAPEUTICS, INC.

QUATERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, clinical development activities, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of clinical trials and potential regulatory approval and commercialization of product candidates. The words “believe,” “may,” “will,” “potentially”, “estimate”, “continue”, “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$70,628	$29,294
Marketable securities	2,947	3,768
Restricted cash	155	80
Accounts receivable - grant	1,625	1,697
Deferred offering costs	—	2,535
Prepaid expenses and other current assets	1,551	912
Total current assets	76,906	38,286
Property and equipment, net	377	348
Other non-current assets	18	20
TOTAL ASSETS	$77,301	$38,654

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$348	$176
Accrued and other current liabilities	3,013	2,347
Total current liabilities	3,361	2,523
Other non-current liabilities	16	27
TOTAL LIABILITIES	3,377	2,550
Commitments and Contingencies (Note 10 and 12)

Series A convertible preferred stock, $0.0001 par value; no shares and 2,172,524 shares authorized as of June 30, 2016 and December 31, 2015, respectively; no shares and 2,172,520 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	13,573
Series B convertible preferred stock, $0.0001 par value; no shares and 5,008,210 shares authorized as of June 30, 2016 and December 31, 2015, respectively; no shares and 4,999,976 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	44,738

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 shares and no shares authorized as of June 30, 2016 and December 31, 2015, respectively; no shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares and 25,000,000 shares authorized as of June 30, 2016 and December 31, 2015, respectively; 13,411,772 shares and 757,336 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1	—
Additional paid-in capital	107,478	1,373
Accumulated other comprehensive income (loss)	1	(1)
Accumulated deficit	(33,556)	(23,579)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	73,924	(22,207)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$77,301	$38,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Grant	$1,373	$3,427	$2,232	$3,427

Operating expenses:
Research and development	$4,420	$2,736	$8,017	$4,358
General and administrative	2,448	2,123	4,277	2,970
Total operating expenses	6,868	4,859	12,294	7,328
Loss from operations	(5,495)	(1,432)	(10,062)	(3,901)

Other income (expense):
Interest income	74	5	100	6
Other expense, net	(9)	—	(15)	—
Total other income (expense)	65	5	85	6
Net loss	$(5,430)	$(1,427)	$(9,977)	$(3,895)

Deemed dividend to convertible preferred Stockholders	—	—	—	(228)
Net loss attributable to common stockholders	$(5,430)	$(1,427)	$(9,977)	$(4,123)
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(2.44)	$(1.61)	$(7.12)
Weighted-average common shares outstanding, basic and diluted	11,776,058	585,798	6,208,379	579,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(5,430)	$(1,427)	$(9,977)	$(3,895)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(2)	—	2	—
Total comprehensive loss	$(5,432)	$(1,427)	$(9,975)	$(3,895)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,977)	$(3,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62	35
Amortization of premium on marketable securities	14	—
Loss on disposal of property and equipment	—	2
Deferred rent	—	2
Amortization of lease allowance liability	(12)	(12)
Stock-based compensation	529	184
Research and development services settled with convertible preferred stock	50	540
Changes in operating assets and liabilities:
Accounts receivable-grant	72	(3,427)
Prepaid expenses and other assets	(704)	(230)
Accounts payable	172	444
Accrued and other liabilities	1,174	19
Net cash used in operating activities	(8,620)	(6,338)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(91)	(34)
Purchases of marketable securities	(2,940)	—
Proceeds from maturities of marketable securities	3,766	—
Increase in restricted cash	(75)	(10)
Net cash provided by (used in) investing activities	660	(44)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible preferred stock, net of offering costs	—	43,684
Proceeds from initial public offering, net of (payments of) offering costs	49,294	(837)
Net cash provided by financing activities	49,294	42,847
NET INCREASE IN CASH	41,334	36,465

CASH
Beginning of period	29,294	2,616
End of period	$70,628	$39,081
Supplemental Disclosure of Non-Cash Investing and Financing Information:
Deemed dividend to Series A convertible preferred stockholders upon conversion from an LLC to corporation	$—	$228
Convertible preferred stock issued for research and development services to be performed	$—	$504
Conversion of Series A convertible preferred stock to common stock upon initial public offering	$13,573	$—
Conversion of Series B convertible preferred stock to common stock upon initial public offering	$44,738	$—
Unpaid amounts related to purchase of property and equipment	$—	$70

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

1.  The Company and Basis of Presentation

Aeglea BioTherapeutics, Inc. (“Aeglea” or the “Company”) is an early-stage biotechnology company committed to developing enzyme-based therapeutics in the field of amino acid metabolism that it believes will transform the lives of patients with cancer and inborn errors of metabolism, a subset of rare genetic metabolic diseases. The Company was formed as a Limited Liability Company (LLC) in Delaware on December 16, 2013 under the name Aeglea BioTherapeutics Holdings, LLC (“Aeglea LLC”) and was converted from a Delaware LLC to a Delaware corporation (the “LLC Conversion”) on March 10, 2015.  The Company operates in one segment and has its principal offices in Austin, Texas.

Initial Public Offering

On April 6, 2016, the Company’s Registration Statement on Form S-1 (File No. 333-205001) relating to the initial public offering (“IPO”) of its common stock was declared effective by the Securities and Exchange Commission (“SEC”).  The IPO closed on April 12, 2016, and 5,481,940 shares of common stock were sold at a public offering price of $10.00 per share, including 481,940 shares of common stock issued upon the partial exercise by the underwriters of their option to purchase additional shares. The Company received $47.3 million in aggregate cash proceeds, net of underwriting discounts and commissions of $3.8 million and offering costs of $3.7 million incurred by the Company.

Immediately prior to the closing of the IPO, all shares of outstanding convertible preferred stock were automatically converted, at a ratio of one share of common stock for each share of convertible preferred stock, into 7,172,496 shares of common stock with the related carrying value of $58.3 million reclassified to common stock and additional paid-in capital.

In connection with the IPO, the Company amended its Restated Certificate of Incorporation (the “Public Certificate”) to change the authorized capital stock to 510,000,000 shares of which 500,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock, all with a par value of $0.0001 per share. There are no shares of preferred stock outstanding as of June 30, 2016.

Reverse Stock Split

The Company’s Board of Directors and stockholders approved a 1-for-10.5 reverse stock split of the Company’s common stock and preferred stock. The reverse stock split became effective on March 28, 2016 upon filing an amended Restated Certificate of Incorporation (the “Split Certificate”). The Split Certificate remained in effect until closing of the IPO, at which time the company amended the Restated Certificate of Incorporation and filed the Public Certificate.

All share and per share amounts in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Liquidity

As of June 30, 2016, the Company had working capital of $73.5 million, an accumulated deficit of $33.6 million, and cash, cash equivalents, and marketable securities of $73.6 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s products will require significant additional financing.

The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to enable the Company to continue as a going concern for at least 12 months beyond June 30, 2016. However, the Company will need to secure additional funding in the future, in order to carry out all of its planned research and development activities. If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position as of June 30, 2016, and its results of operations and cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other future annual or interim period. The December 31, 2015 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements should be read in conjunction with the audited financial statements included in the Company’s Prospectus dated April 6, 2016 filed with the SEC pursuant to Rule 424(b)(4) (the “Prospectus”).

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

Marketable Securities

All investments have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase. Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific-identification method. There were no realized gains or losses on marketable securities for the six months ended June 30, 2016 and 2015. Interest on marketable securities is included in interest income.

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

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct incremental legal, printing, and accounting fees relating to the Company’s IPO of its common stock, are capitalized. At the closing of the IPO, the deferred offering costs were offset against the proceeds from the IPO and recorded to additional paid-in capital.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the six months ended June 30, 2016 and 2015.

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

The three levels of inputs that may be used to measure fair value are as follows:

Level 1:Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2:

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:

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

Convertible Preferred Stock

The Company recorded the issuance of all convertible preferred stock net of offering costs on the dates of issuance, which represented the carrying value. The conversion feature of the convertible preferred stock was subject to certain anti-dilution provisions, which if triggered, would have required the Company to seek shareholder approval to increase the number of shares of common stock authorized. In the event that the Company could not deliver the conversion shares because it did not have an adequate number of common stock authorized, the convertible preferred stock would have been redeemable. Accordingly, the Company has classified the convertible preferred stock in temporary equity. The Company did not adjust the carrying value of the convertible preferred stock to their redemption values, since it was uncertain whether or when a redemption event would occur. The convertible preferred stock outstanding was automatically converted into shares of common stock immediately prior to the completion of the IPO in April 2016 (see Note 1).

Revenue Recognition

The Company’s sole source of revenue is grant revenue related to a $19.8 million research grant received from the Cancer Prevention and Research Institute of Texas (“CPRIT”), covering a three year period from June 1, 2014 through May 31, 2017. Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that the conditions of the award have been met for collection. Proceeds received prior to the costs being incurred or the conditions of the award being met are recognized as deferred revenue until the services are performed and the conditions of the award are met (see Note 6).

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

Advance payments for goods or services to be rendered in the future for use in research and development activities are recorded as a prepaid asset and expensed as the related goods are delivered or the services are performed.

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

Comprehensive Loss

Comprehensive loss is the change in stockholders’ equity (deficit) from transactions and other events and circumstances other than those resulting from investments by stockholders and distributions to stockholders. The Company’s other comprehensive income (loss) is currently comprised of changes in unrealized gains and losses on available-for-sale securities.

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on the Company’s results of operations or financial position as of June 30, 2016 and December 31, 2015.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which will require management to assess, at each annual and interim reporting period, the entity’s ability to continue as a going concern. The amendments in ASU 2014-15 do not have any application to an entity’s financial statements, but only to disclosure in the related notes. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and early application is permitted. The Company intends to apply ASU 2014-15 in the first quarter of 2017 and for the annual period ending December 31, 2016.

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

3.  Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$—	$—	$—	$—
Reverse repurchase agreements	21,250	—	—	21,250
Total cash equivalents	21,250	—	—	21,250
Marketable securities:
US government and agency securities	2,946	1	—	2,947
Total marketable securities	$2,946	$1	$—	$2,947

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$3,988	$—	$—	$3,988
Reverse repurchase agreements	16,250	—	—	16,250
Total cash equivalents	20,238	—	—	20,238
Marketable securities:
US government and agency securities	3,769	—	(1)	3,768
Total marketable securities	$3,769	$—	$(1)	$3,768

All of the cash equivalents and marketable securities held as of June 30, 2016 and December 31, 2015 had maturities of less than one year.

As of June 30, 2016 and December 31, 2015, the Company held zero and five debt securities, respectively, that were in an unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at December 31, 2015 was $2.5 million with no individual securities in a significant unrealized loss position. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions and would not be required to sell the securities before recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2015.

4.  Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accrued compensation	$777	$571
Accrued contracted research and development costs	1,510	863
Accrued professional and consulting fees	639	863
Accrued other and other current liabilities	87	50
Total accrued and other current liabilities	$3,013	$2,347

5.  Convertible Preferred Stock

On April 12, 2016, immediately prior to the closing of the IPO, all of the Company’s outstanding convertible preferred stock was automatically converted into an aggregate total of 7,172,496 shares of common stock (see Note 1).

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

Also on March 10, 2015, the Company issued 4,929,948 shares of Series B convertible preferred stock, par value $0.0001 per share, at an issuance price equal to $8.93 per share and received gross proceeds of $44.0 million. In connection with the financing, the Company incurred total offering costs of $321,000.

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

The agreement includes reimbursement for qualified expenditures incurred and recognized in 2014. Upon execution of the Grant Contract, grant revenue was recognized for the accumulated qualified expenditures paid and recognized in the period from June 1, 2014 through June 30, 2015. The Company recognized grant revenue of $1.4 million and $3.4 million in the three months ended June 30, 2016 and 2015, respectively, and $2.2 million and $3.4 million in the six months ended June 30, 2016 and 2015, respectively, for qualified expenditures under the grant. As of June 30, 2016 and December 31, 2015, the Company had an outstanding grant receivable of $1.6 million and $1.7 million, respectively, for the grant expenditures that were paid but had not been reimbursed.

7.  Stock-Based Compensation

2016 Equity Incentive Plan

On April 5, 2016, the day preceding the effectiveness of the Registration Statement, the 2016 Equity Incentive Plan (the “2016 Plan”) became effective and serves as the successor to the 2015 Equity Incentive Plan (the “2015 Plan”).  Under the 2016 Plan, the Company may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and stock bonuses. A total of 1,100,000 shares of common stock were reserved for issuance under the 2016 Plan. The shares reserved exclude shares of common stock reserved for issuance under the 2015 Plan. Shares totaling 509,869 that were remaining under the 2015 Plan were added to the shares initially reserved under the 2016 Plan upon its effectiveness. In addition, the number of shares of stock available for issuance under the 2016 Plan may be increased each January 1, beginning on January 1, 2017 and continuing through 2023, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number as determined by the Company’s board of directors. No further stock option or other awards may be granted under the 2015 Plan.

2016 Employee Stock Purchase Plan

On April 6, 2016, upon the effectiveness of the Registration Statement, the 2016 Employee Stock Purchase Plan (the “2016 ESPP”) became effective. A total of 165,000 shares of common stock were reserved for issuance under the 2016 ESPP. Eligible employees may purchase shares of common stock under the 2016 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation, and may not purchase more than $25,000 of stock during any calendar year or more than 2,000 shares during any one purchase period or a lesser amount determined by the board of directors. The 2016 ESPP will terminate ten years from the first purchase date under the plan, unless terminated earlier by the board of directors. As of June 30, 2016, no shares had been issued from the ESPP and 165,000 shares were available for issuance under the 2016 ESPP.

Stock Options

In May 2016, the Company’s board of directors approved the modification of 542,392 outstanding stock options for 21 employees to align the vesting schedule of existing awards with the Company’s planned vesting schedule for future awards. The result was an acceleration of vesting for the modified awards. Stock options with a five year vesting schedule and 25% vesting after year two and 6.25% quarterly thereafter were modified to a four year vesting schedule with 25% vesting after year one and 2.08% monthly thereafter. Stock options with a four year vesting schedule and 25% vesting after year one and 6.25% quarterly thereafter were modified to a similar four year vesting schedule with 25% vesting after year one and 2.08% monthly thereafter. The modified awards have service conditions only.

In accordance with ASC 718, the Company determined the fair value of the awards immediately before the modification and compared that amount to the then fair value of the modified awards. Given there was no incremental fair value in connection with the modification of the awards, the Company will continue to recognize the compensation expense originally estimated for the stock options at the date of grant over the modified service period. The Company recognized $89,000 in cumulative expense as of the modification date related to changes in the service period for the modified awards.

During the three months ended June 30, 2016 and 2015, the Company issued an aggregate of 635,800  and 544,059 options, respectively, to purchase common stock under its equity incentive plans for an aggregate fair value of $3.4 million and $2.0 million , respectively.

During the six months ended June 30, 2016 and 2015, the Company issued an aggregate of 720,217 and 644,505 options, respectively, to purchase common stock under its equity incentive plans for an aggregate fair value of $3.7 million and $2.1 million, respectively.

Total stock-based compensation expense related to the Company’s equity incentive plans and 2016 ESPP was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$156	$72	$210	$86
General and administrative	233	74	319	98
Total stock-based compensation expense	$389	$146	$529	$184

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the 2016 Plan and 2015 Plan and the shares purchasable under the 2016 ESPP during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
2016 Plan and 2015 Plan
Expected term	6.00	6.29	6.00	6.29
Expected volatility	87%	87%	87%	87%
Risk-free interest	1.29%	1.37%	1.29%	1.37%
Dividend yield	0%	0%	0%	0%

2016 ESPP
Expected term	0.36	—	0.36	—
Expected volatility	85%	—	85%	—
Risk-free interest	0.36%	—	0.36%	—
Dividend yield	0%	—	0%	—

8.  Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables sets forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$—	$—	$—	$—
Reverse repurchase agreements	—	21,250	—	21,250
US government and agency securities	—	2,947	—	2,947
Total financial assets	$—	$24,197	$—	$24,197

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$3,988	$—	$—	$3,988
Reverse repurchase agreements	—	16,250	—	16,250
US government and agency securities	—	3,768	—	3,768
Total financial assets	$3,988	$20,018	$—	$24,006

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

9.  Net Loss Per Share Attributable to Common Stockholders

The Company computed net loss attributable per common stockholder using the two-class method required for participating securities through the date of the IPO. Immediately prior to the IPO, all outstanding convertible preferred stock was converted into common stock (see Note 5). The Company considered convertible preferred stock to be participating securities. In the event that the Company had paid out distributions, holders of convertible preferred stock would have participated in the distribution.

The two-class method is an earnings (loss) allocation method under which earnings (loss) per share is calculated for common stock and participating security considering a participating security’s rights to undistributed earnings (loss) as if all such earnings (loss) had been distributed during the period. The convertible preferred stock did not have an obligation to fund losses and are therefore excluded from the calculation of basic net loss per share. Starting in the first quarter of 2015 in connection with the LLC Conversion, the Company’s Series A and B convertible preferred stock were entitled to receive noncumulative dividends and in preference to any dividends on shares of the Company’s common stock.

Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stock by the weighted-average number of common stock outstanding during the period. For net loss per share attributable to common stockholders for the three and six months ended June 30, 2015, the effect of the LLC Conversion is presented prospectively from January 1, 2015 as none of the losses for the three and six months ended June 30, 2015 were allocated to the members of Aeglea LLC. For periods in which the Company generated a net loss, the Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive. Additionally, the convertible preferred stock dividend is included in the loss attributable to common stockholders.

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Series A convertible preferred stock	286,486	2,172,520	1,229,503	2,172,520
Series B convertible preferred stock	659,337	4,933,719	2,829,657	3,079,709
Unvested restricted common stock	106,055	166,956	111,345	173,234
Options to purchase common stock	1,031,128	554,138	843,975	328,545

10.  Research and License Agreements

University Research Agreement

In December 2013, the Company entered into a research agreement with the University of Texas at Austin (the “University”). Under the terms of this research agreement, the Company engaged the University to perform certain nonclinical research activities related to the systemic depletion of amino acids for cancer therapy and rare disease therapy.

Under the research agreement, the Company was required to pay the University an annual amount not to exceed $386,000 during the one year term of the agreement from the effective date. The term and maximum expenditure limitation were subsequently extended and increased through four subsequent amendments through August 31, 2016 for a combined $1.0 million under the agreement, including an amendment in January 2016 increasing the maximum expenditure limitation by $82,000 for equipment purchased by the University on behalf of the Company.  The Company made no payments to the University under the research agreement in the three months ended June 30, 2016 and 2015 and made payments of $457,000 and $188,000 in the six months ended June 30, 2016 and 2015, respectively.

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

11.  Related Party Transactions

The spouse of the Company’s Chief Executive Officer provides consulting services to the Company. Payments made to the spouse in consulting fees were $195,000 and $129,000 in the three months ended June 30, 2016 and 2015, respectively, and $324,000 and $222,000 in the six months ended June 30, 2016 and 2015, respectively. The costs were recorded in Research and Development expenses. As of June 30, 2016 and December 31, 2015, the Company had an outstanding liability to the related party of $90,000, and $129,000, respectively.

One of the founders, a non-employee member of the Company’s Board of Directors, entered into a consulting agreement with the Company in 2014 under which the founder would receive $50,000 per year for a fixed number of hours of consulting and advisory services and receive 57,142 Common B shares (converted into 43,290 restricted stock awards and 13,852 stock options upon the LLC Conversion) with the vesting contingent on time and performance milestones being achieved. The Company paid $13,000 and $13,000 in the three months ended June 30, 2016 and 2015, respectively, and $25,000 and $25,000 in the six months ended June 30, 2016 and 2015, respectively, to the Founder under the consulting agreement. As of June 30, 2016 and December 31, 2015, the Company had no outstanding liability to the related party.

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

The Company records rent expense on a straight-line basis over the effective term of the lease. Rent expense for the three months ended June 30, 2016 and 2015 was $35,000 and $35,000, respectively. Rent expense for the six months ended June 30, 2016 and 2015 was $70,000 and $70,000, respectively.

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

13.  Subsequent Events

For its interim financial statements as of June 30, 2016 and for the six months then ended, the Company evaluated subsequent events through the date of issuance.

In August 2016, the Company amended the research agreement with the University of Texas at Austin. The scope and term under the agreement were extended through August 31, 2017 with a $750,000 increase in the maximum expenditure limitation.

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

Overview

We are a biotechnology company committed to developing enzyme-based therapeutics in the field of amino acid metabolism that we believe will transform the lives of patients with inborn errors of metabolism and cancer. Our recombinant human enzymes are designed to reduce the level of specific amino acids in the blood. In inborn errors of metabolism, or IEM, we are seeking to reduce the toxic levels of amino acids in patients. In oncology, we are seeking to reduce amino acid blood levels below the normal range where we believe we will be able to exploit the dependence of certain cancers on specific amino acids.

Our lead product candidate, AEB1102, is engineered to degrade the amino acid arginine and is being developed to treat two extremes of arginine metabolism, including arginine excess in patients with Arginase I deficiency, an IEM, as well as some cancers which have shown to have a metabolic dependence on arginine. AEB1102 has demonstrated the ability to reduce blood arginine levels in nonclinical and oncology clinical studies supporting its use as a potential treatment of both Arginase I deficiency and those cancers predicted to be dependent on arginine for survival.

We have initiated three Phase 1 clinical trials for AEB1102. In October 2015, we initiated enrollment for a dose escalation trial in patients with advanced solid tumors and intend to initiate expansion arms in different tumor types in 2017. In June 2016, we initiated a clinical trial for the treatment of Arginase I deficiency, a urea cycle disorder that results in elevated circulating levels of the amino acid arginine, with the intent to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics of AEB1102 in patients with this IEM. In July 2016, we initiated a clinical trial in patients with relapsed refractory acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS, in the United States and Canada. We expect to report topline clinical data in 2017.

Since inception, we have devoted substantially all of our efforts and resources to identifying and developing product candidates, conducting nonclinical studies, initiating and conducting clinical trials, recruiting personnel and raising capital. To date, we have financed our operations primarily through private placements of our preferred stock, the initial public offering, or IPO, of our common stock, completed on April 12, 2016, and collection of a research grant. In connection with the IPO, we sold 5,481,940 shares of common stock for aggregate proceeds of $47.3 million net of underwriting discounts and commissions and offering costs.

We have no recorded revenue from product sales and all of our revenue to date has been grant revenue. Since our inception, and through June 30, 2016, we have raised an aggregate of $109.5 million to fund our operations through sale and issuance of convertible preferred and common equity securities and collected $6.7 million in grant proceeds. As of June 30, 2016, we had cash, cash equivalents, and marketable securities of $73.6 million.

We have incurred net losses in each year since inception. Our net losses were $10.0 million and $3.9 million for the six months ended June 30, 2016 and 2015, respectively, and have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of June 30, 2016, we had an accumulated deficit of $33.6 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase significantly as we continue our clinical and diagnostic development activities for our lead product candidate, AEB1102; concurrently develop our pipeline product candidates; expand and protect our intellectual property portfolio; and hire additional personnel. In addition, we expect to incur additional costs associated with operating as a public company.

Recent Developments

In July 2016, we initiated a Phase 1 trial of AEB1102 for the treatment of patients with relapsed refractory AML or MDS in the United States and Canada to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of AEB1102. Based on data obtained in the Phase 1 trial of AEB1102 for the treatment of advanced solid tumors, the trial protocol was amended to increase the starting dose in patients with AML and MDS. Enrollment is expected to be completed in 2017.

In July 2016, we received Orphan Drug Designation from the European Commission for AEB1102 for the treatment of hyperargininemia secondary to Arginase I deficiency. The European Commission’s Orphan Drug Designation provides benefits, such as protocol assistance, fee reductions and ten years of market exclusivity upon regulatory approval.

In June 2016, we initiated a Phase 1 study of AEB1102 for the treatment of patients with Arginase I deficiency to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of AEB1102 in patents with this IEM. Enrollment is expected to be completed in 2016 with topline data expected in the first half of 2017.

In May 2016, we received Fast Track Designation from the U.S. Food and Drug Administration, or FDA, for AEB1102 for the treatment of hyperargininemia secondary to Arginase I deficiency. The FDA’s Fast Track Designation is designed to facilitate drug development and expedite the review of drugs to treat serious conditions with an unmet medical need, such as hyperargininemia, which results from Arginase I deficiency. The advantages of Fast Track Designation include actions to potentially expedite development, including opportunities for frequent interactions with the FDA review team to discuss all aspects of development to support approval and eligibility for accelerated approval and priority review depending on clinical data at the time of a Biologics License Application, or BLA, submission.

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

In June 2015, we entered into a grant agreement with CPRIT for $19.8 million covering a three year period from June 1, 2014 through May 31, 2017. The grant allows us to receive funds in advance of costs and allowable expenses being incurred. We record the revenue as qualifying costs are incurred and there is reasonable assurance that the conditions of the award have been met for collection. Proceeds received prior to the costs being incurred or the conditions of the award being met are recognized as deferred revenue until the services are performed and the conditions of the award are met.

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

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We believe that the assumptions and estimates associated with our most critical accounting policies are those relating to accrued research and development costs and stock-based compensation.

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our Prospectus dated April 6, 2016 filed with the SEC, except for the determination of the fair value of our common stock, which was used in estimating the fair value of stock-based awards at grant date. Prior to IPO, our stock was not publicly traded, therefore we estimated the fair value of our common stock as discussed in the Prospectus. Following our IPO, we established a policy of using the closing sale price per share of our common stock as quoted on the NASDAQ Global Market on the date of grant for purposes of determining the exercise price per share of our share-based awards to purchase common stock.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		Dollar
	2016	2015	Change	% Change
	(dollars in thousands)
Revenues:
Grant	$1,373	$3,427	$(2,054)	(60)%
Operating expenses:
Research and development	$4,420	$2,736	$1,684	62%
General and administrative	2,448	2,123	325	15%
Total operating expenses	6,868	4,859	2,009	41%
Loss from operations	(5,495)	(1,432)	(4,063)	284%
Interest income	74	5	69	*
Other expense, net	(9)	—	(9)	*
Net loss	$(5,430)	$(1,427)	$(4,003)	281%

*	Percentage not meaningful

Grant Revenues.  Grant revenue decreased by $2.1 million, or 60%, to $1.4 million for the three months ended June 30, 2016 from $3.4 million for the three months ended June 30, 2015. The decrease was due to grant revenue recognized in connection with the execution of the CPRIT grant agreement in June 2015. Upon execution of the agreement, all accumulated qualified expenditures paid and incurred during the period from June 1, 2014 through June 30, 2015 were recognized as grant revenue in the three months ended June 30, 2015.

Research and Development Expenses.  Research and development expenses increased by $1.7 million, or 62%, to $4.4 million for the three months ended June 30, 2016 from $2.7 million for the three months ended June 30, 2015. Included in the research and development expenses are costs directly associated with our lead product candidate AEB1102, which increased to $2.7 million for the three months ended June 30, 2016 from $1.7 million for the three months ended June 30, 2015. The increase in research and development expenses was primarily due to:

▪

Higher nonclinical expenses, which increased by $0.4 million as a result of additional toxicology studies and analysis costs in preparation for multi-dose clinical trials related to AEB1102 and additional research with the University of Texas at Austin;

▪

Higher personnel-related expenses, which increased by $0.8 million as a result of increased headcount to expand our internal regulatory and development capabilities in support of the three separate clinical trials for AEB1102 in patients with advanced solid tumors, Arginase I deficiency, and hematological malignancies; and

▪

Higher clinical development expenses, which increased by $0.8 million primarily as a result of initiating our Phase 1 dose escalation trials for AEB1102 in patients with advanced solid tumors in October 2015 and Arginase I deficiency in June 2016, and preparing for the initiation of our Phase 1 clinical trial in patients with hematological malignancies.

The increase in research and development expenses was offset by lower manufacturing expenses, which decreased by $0.4 million primarily as a result of manufacturing drug product in the first half of 2015 for use in clinical trials.

General and Administrative Expenses.    General and administrative expenses increased by $0.3 million, or 15%, to $2.4 million for the three months ended June 30, 2016 from $2.1 million for the three months ended June 30, 2015. The increase in general and administrative expenses was primarily due to an increase of $0.2 million in employee compensation, recruiting, and travel expenses and $0.2 million in insurance and other administrative costs associated with being a public company offset by a $0.1 million decrease in professional services, audit and legal fees.

Interest Income.    Interest income consists of interest earned on our cash, cash equivalents, and marketable securities. The increase in interest income to $74,000 for the three months ended June 30, 2016 from $5,000 for the three months ended June 30, 2015 was primarily due to purchased cash equivalents and marketable securities in September 2015 and funds invested from the closing of the IPO in April 2016.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,		Dollar
	2016	2015	Change	% Change
	(dollars in thousands)
Revenues:
Grant	$2,232	$3,427	$(1,195)	(35)%
Operating expenses:
Research and development	$8,017	$4,358	$3,659	84%
General and administrative	4,277	2,970	1,307	44%
Total operating expenses	12,294	7,328	4,966	68%
Loss from operations	(10,062)	(3,901)	(6,161)	158%
Interest income	100	6	94	*
Other expense, net	(15)	—	(15)	*
Net loss	$(9,977)	$(3,895)	$(6,082)	156%

*	Percentage not meaningful

Grant Revenues.  Grant revenue decreased by $1.2 million, or 35%, to $2.2 million for the six months ended June 30, 2016 from $3.4 million for the six months ended June 30, 2015. The decrease was due to grant revenue recognized in connection with the execution of the CPRIT grant agreement in June 2015. Upon execution of the agreement, all accumulated qualified expenditures paid and incurred during the period from June 1, 2014 through June 30, 2015 were recognized as grant revenue in the six months ended June 30, 2015.

Research and Development Expenses.  Research and development expenses increased by $3.7 million, or 84%, to $8.0 million for the six months ended June 30, 2016 from $4.3 million for the six months ended June 30, 2015. Included in the research and development expenses are costs directly associated with our lead product candidate AEB1102, which increased to $5.1 million for the six months ended June 30, 2016 from $2.6 million for the six months ended June 30, 2015. The increase in research and development expenses was primarily due to:

▪

Higher nonclinical expenses, which increased by $1.2 million as a result of additional toxicology studies and analysis costs in preparation for multi-dose clinical trials related to AEB1102 and additional research with the University of Texas at Austin;

▪

Higher personnel-related expenses, which increased by $1.4 million as a result of increased headcount to expand our internal regulatory and development capabilities in support of the three separate clinical trials for AEB1102 in patients with advanced solid tumors, Arginase I deficiency, and hematological malignancies; and

▪

Higher clinical development expenses, which increased by $1.4 million primarily as a result of initiating our Phase 1 dose escalation trials for AEB1102 in patients with advanced solid tumors in October 2015 and Arginase I deficiency in June 2016, and preparing for the initiation of our Phase 1 clinical trial in patients with hematological malignancies.

The increase in research and development expenses was offset by lower manufacturing expenses, which decreased by $0.6 million primarily as a result of manufacturing drug product in the first half of 2015 for use in clinical trials.

General and Administrative Expenses.    General and administrative expenses increased by $1.3 million, or 44%, to $4.3 million for the six months ended June 30, 2016 from $3.0 million for the six months ended June 30, 2015. The increase in general and administrative expenses was due to an increase of $0.5 million in employee compensation, recruiting, and travel expenses, $0.5 million in professional services, audit and legal fees associated with preparing to be a public company and the development of administrative functions, and $0.2 million in insurance and other administrative costs associated with being a public company.

Interest Income.    Interest income consists of interest earned on our cash, cash equivalents, and marketable securities. The increase in interest income to $100,000 for the six months ended June 30, 2016 from $6,000 for the six months ended June 30, 2015 was primarily due to purchased cash equivalents and marketable securities in September 2015 and funds invested from the closing of the IPO in April 2016.

Liquidity and Capital Resources

Sources of liquidity

We are an early stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. Since our inception and through June 30, 2016, we have funded our operations by raising an aggregate of $109.5 million of gross proceeds from the sale and issuance of convertible preferred and common equity securities and collecting $6.7 million in grant proceeds. Additionally, we entered into an agreement with our strategic manufacturing partner in 2013 to provide convertible preferred shares in exchange for services performed, with the obligation fully satisfied in June 2015.

In April 2016, we completed an IPO and sold 5,481,940 shares of common stock for aggregate proceeds of $47.3 million net of underwriting discounts and commissions and offering expenses.

In June 2015, we entered into a Cancer Research Grant Contract with CPRIT, or the Grant Contract, under which we expect to generate up to $19.8 million in grant funding to fund our development of AEB1102. Through June 30, 2016, we have collected $6.7 million in grant proceeds with $13.1 million available for future collection under the grant contract.  As of June 30, 2016, we have a grant receivable outstanding of $1.6 million.

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

As of June 30, 2016, we had available cash, cash equivalents, and marketable securities of $73.6 million. We believe that we have sufficient resources to fund our operations through March 31, 2018 with our existing cash, cash equivalents, and marketable securities.

Future funding requirements and operational plan

Our operational plan for the near future is to commence and continue clinical trials for our lead product candidate AEB1102 in three separate indications, advanced solid tumors, hematological malignancies, and Arginase I deficiency, and to expand development for at least one additional product candidate. As such, we plan to increase our research and development expenditures for the foreseeable future with nonclinical studies, clinical trials, manufacturing and an integrated biomarker strategy. We expect our principal expenditures during this time period to include expenses for the following:

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

Due to our significant research and development expenditures, we have generated substantial losses in each period since inception. We have incurred an accumulated deficit of $33.6 million through June 30, 2016. We expect to incur substantial losses in the future as we expand our research and development capabilities. Based on those plans, we expect our existing cash, cash equivalent, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least through March 31, 2018. We have based this estimate on assumptions that may prove to be incorrect, however, and we could use our capital resources sooner than we expect.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(8,620)	$(6,338)
Net cash provided by (used in) investing activities	660	(44)
Net cash provided by financing activities	49,294	42,847
Net increase in cash	$41,334	$36,465

Cash used in operating activities

Cash used in operating activities for the six months ended June 30, 2016 was $8.6 million and reflected a net loss of $10.0 million.  Our net loss was offset in part by non-cash expenses of $0.5 million for stock-based compensation. The change in operating assets and liabilities was primarily due to an increase in accounts payables of $0.2 million and accrued and other liabilities of $1.2 million driven by an increase in accrued research and development costs, offset by a $0.7 million increase in prepaid expenses and other assets driven by an increase in prepaid insurance premiums and prepaid clinical development costs.

Cash used in operating activities for the six months ended June 30, 2015 was $6.3 million and reflected a net loss of $3.9 million and a decrease in operating assets and liabilities of $3.2 million. Our net loss was offset in part by non-cash expenses of $0.5 million for services performed by our strategic manufacturing partner for issued convertible preferred stock. The change in operating assets and liabilities was primarily due to an increase in grant accounts receivable of $3.4 million driven by executing the CPRIT grant agreement in June 2015, offset by an increase of $0.5 million of accounts payable and accrued expenses driven by an increase in nonclinical activity.

Cash used in investing activities

Cash provided by investing activities for the six months ended June 30, 2016 was $0.7 million and consisted of $3.0 million in purchases of marketable securities and $0.1 million in purchases of property and equipment offset by $3.8 million in maturities of marketable securities.

Cash used in investing activities for the six months ended June 30, 2015 was $44,000 and consisted of $34,000 in purchases of property and equipment and a $10,000 increase in restricted cash.

Cash provided by financing activities

Cash provided by financing activities for the six months ended June 30, 2016 was $49.3 million, which consisted of $54.8 million from the IPO in April 2016, offset by $3.8 million in underwriting discounts and commissions and $1.7 million in offering costs.

Cash provided by financing activities for the six months ended June 30, 2015 was $42.8 million resulting from the $44.0 million closing of the Series B financing in March 2015, offset by $0.3 million in Series B offering costs and $0.8 million in IPO offering costs.

Contractual Obligations

In November 2014, we entered into an operating lease agreement to occupy office space in Austin, TX.  The lease commenced in January 2015 and will continue through December 2017.  The total of the estimated rent payments over the term of the lease are approximately $419,000.

In August 2016, the Company amended the research agreement with the University of Texas at Austin. The scope and term under the agreement were extended through August 31, 2017 with a $750,000 increase in the maximum expenditure limitation. The effective agreement as of June 30, 2016 expires on August 31, 2017 with no remaining payment obligations.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of uncertainties about an Entity’s Ability to continue as a Going Concern, which will require management to assess, at each annual and interim reporting period, the entity’s ability to continue as a going concern. The amendments in ASU 2014-15 do not have any application to an entity’s financial statements, but only to disclosure in the related notes. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and early application is permitted. The Company intends to apply ASU 2014-15 in the first quarter of 2017 and for the annual period ending December 31, 2016.

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

As of June 30, 2016, we held $73.6 million in cash, cash equivalents, and marketable securities, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in reverse repurchase agreements and U.S government and agency securities.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our first fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, since inception, we have incurred significant operating losses. For the three and six months ended June 30, 2016, we reported a net loss of $5.4 million and $10.0 million, respectively. For the year ended December 31, 2015, we reported a net loss of $11.3 million. As of June 30, 2016, we had an accumulated deficit of $33.6 million. We have financed our operations primarily through private placements of our preferred stock, the initial public offering, or IPO, of our common stock, which closed on April 12, 2016, and collection of a research grant. We have devoted substantially all of our efforts to research and development. We have only recently initiated clinical development for AEB1102 for the treatment of advanced solid tumors, Arginase I deficiency and hematological malignancies. We have not initiated clinical development of our other product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

To become and remain profitable, we must develop and eventually commercialize a product candidate or product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing nonclinical testing, initiating and completing clinical trials of one or more of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those product candidates for which we obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. We are currently only in the nonclinical development stages for most of our product candidates, and have only recently initiated clinical development for AEB1102 for the treatment of advanced solid tumors, Arginase I deficiency and hematological malignancies. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain or expand our research and development efforts, expand our business or continue our operations. A decline in the value of our company would also cause you to lose part or even all of your investment.

We may not be successful in advancing the clinical development of our product candidates, including AEB1102.

In order to execute on our strategy of advancing the clinical development of our product candidates, we have designed our Phase 1 trial of AEB1102 in the United States for the treatment of Arginase I deficiency and our ongoing Phase 1 trial in the United States for the treatment of patients with advanced solid tumors. We have designed our recently initiated Phase 1 trial of AEB1102 for the treatment of hematological malignancies and the planned expansion portion of our Phase 1 trial of AEB1102 for the treatment of tumors predicted to be dependent on arginine based on our biomarker studies in archival tumor samples and in patient-derived xenograft efficacy studies, or studies involving the growth of tissue or cells from one species in a different species. If our product candidate fails to work as we expect, our ability to assess the therapeutic effect, seek regulatory approval or otherwise begin or further clinical development, could be compromised. This may result in longer development times, larger trials and a greater likelihood of not obtaining regulatory approval.

In addition, as we pursue oncology-related applications of our product candidates, because the natural history of different tumor types is variable, we will need to study our product candidates, including AEB1102, in clinical trials specific for a given tumor type and this may result in increased time and cost. Even if our product candidate demonstrates efficacy in a particular tumor type, we cannot guarantee that any product candidate, including AEB1102, will behave similarly in all tumor types, and we will be required to obtain separate regulatory approvals for each tumor type we intend a product candidate to treat. If any of our ongoing or planned clinical trials are unsuccessful, our business will suffer.

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

Based upon our planned use of the net proceeds from our IPO, we estimate such funds will be sufficient for us to fund the Phase 1 trial in the United States, and the planned Phase 2 trial in Europe for the treatment of patients with Arginase I deficiency, and to continue to fund our Phase 1 trials for AEB1102 for the treatment of patients with advanced solid tumors and hematological malignancies. Our future capital requirements will depend on many factors, including:

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

We depend heavily on the success of our most advanced product candidate, AEB1102. All of our product candidates, other than AEB1102, are still in nonclinical development or nonclinical testing, and for AEB1102, the early stages of clinical development. Future clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the nonclinical development and testing of our most advanced product candidate, AEB1102, for the treatment of patients with Arginase I deficiency and patients with advanced solid tumors and hematological malignancies that are dependent on arginine. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of AEB1102. The success of AEB1102 and our other product candidates will depend on many factors, including the following:

▪	successful enrollment of patients in, and the completion of, our ongoing and planned clinical trials;
▪	receiving marketing approvals from applicable regulatory authorities;
▪	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

▪	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates and their components;
▪	enforcing and defending intellectual property rights and claims;
▪	achieving desirable therapeutic properties for our product candidates’ intended indications;
▪	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with third parties;
▪	acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
▪	effectively competing with other therapies; and
▪	maintaining an acceptable safety profile of our product candidates through clinical trials and following regulatory approval.

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

We have only recently initiated clinical trials of our lead product candidate AEB1102, and the risk of failure for all of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete nonclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans for the respective target indications. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and we only recently commenced clinical trials for AEB1102 for the treatment of patients with advanced solid tumors, Arginase I deficiency and hematological malignancies. Further, the results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials that will likely differ in design and size from early-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, for AEB1102 for the treatment of patients with advanced solid tumors, we have only recently treated our first patients, and while we have observed a temporary reduction in blood arginine, this data may not necessarily be predictive of the final results of all patients intended to be enrolled in this Phase 1 trial or in future trials. Furthermore, our early clinical trials, such as our recently initiated Phase 1 clinical trial for the treatment of Arginase I deficiency, will evaluate the safety of our product candidates, and we will not be evaluating the efficacy of our product candidates in these early trials. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

We may experience delays in our ongoing and planned clinical trials and we do not know whether planned clinical trials will begin or enroll subjects on time, whether they will need to be redesigned or whether they will be able to be completed on schedule, if at all. There can be no assurance that the FDA, EMA, MHRA or any similar foreign regulatory agency will allow us to begin clinical trials or that they will not put any of the trials for any of our product candidates that enter clinical development on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

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
▪

a clinical hold for any of our ongoing or planned clinical trials, including for AEB1102, where a clinical hold in a trial in one indication would result in a clinical hold for clinical trials in other indications;

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

▪

we may experience delays or difficulties in the enrollment of patients with Arginase I deficiency or patients with tumors or hematological malignancies dependent on arginine, including the identification of patients with Arginase I deficiency or development or identification of a test, if needed, to screen for those cancer patients;

▪	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
▪

we may have difficulty partnering with experienced CROs that can screen for patients with tumors or hematological malignancies dependent on arginine that AEB1102 is designed to target and with CROs that can run our clinical trials effectively;

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

We do not know whether any of our planned or current nonclinical studies, or ongoing or planned clinical trials, will need to be restructured or will be completed on schedule, or at all. For example, we withdrew our initial IND for the treatment of Arginase I deficiency in order to comply with new draft guidance issued by the FDA that required additional toxicology studies. In addition, we originally proposed including subjects younger than age 18 in our initial Phase 1 trial in patients with Arginase I deficiency; however, the FDA stated that enrollment in this Phase 1 trial must currently be limited to adult patients 18 years and older. Significant nonclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may materially harm our business and results of operations.

We may not be able to submit INDs, or foreign equivalents outside of the United States, to commence clinical trials for product candidates on the timeframes we expect, and even if we are able to, the FDA, EMA, MHRA or comparable foreign regulatory authorities may not permit us to proceed with planned clinical trials.

We are currently conducting nonclinical development of our product candidates other than our clinical trials for AEB1102 for the treatment of patients with advanced solid tumors, Arginase I deficiency and hematological malignancies. Progression of any candidate into clinical trials is inherently risky and dependent on the results obtained in nonclinical programs, and other potential results such as the results of other clinical programs and results of third-party programs. If results are not available when expected or problems are identified during therapy development, we may experience significant delays in clinical development. This may also impact our ability to achieve certain financial milestones and the expected timeframes to market any of our product candidates. Failure to submit or have effective INDs, CTAs or other comparable foreign equivalents and commence clinical programs will significantly limit our opportunity to generate revenue.

Our recombinant human enzyme product candidates for our oncology indications represent a novel approach to cancer treatment, which could result in heightened regulatory scrutiny, delays in clinical development, or delays in our ability to achieve regulatory approval or commercialization of our product candidates.

Recombinant human enzyme products are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the trial period, the number of patients the FDA, EMA, MHRA or another applicable regulatory authority will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of engineered human enzyme products, or that the data generated in these trials will be acceptable to the FDA or another applicable regulatory authority to support marketing approval.

We have only recently initiated our Phase 1 clinical trials for AEB1102 for the treatment of patients with advanced solid tumors, Arginase I deficiency and hematological malignancies. We have not dosed any of our other product candidates in humans. Our existing and future planned clinical trials may reveal significant adverse events, toxicities or other side effects not seen in our nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

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

We have only recently initiated our clinical trials for AEB1102 for the treatment of patients with advanced solid tumors, Arginase I deficiency and hematological deficiencies. Given the nature of the patient population enrolled in these trials, we expect to observe serious adverse events which could be related or unrelated to AEB1102. For example, in our Phase 1 trial for AEB1102 for the treatment of patients with advanced solid tumors, we have observed serious adverse events in some patients, including death. Reported serious adverse events included hypercalcemia, bacteremia, general weakness, wrist pain, shoulder pain, worsening of neck pain, deep vein thrombosis associated with catheter insertion, pericardial effusion, respiratory failure and worsening of the patients’ underlying cancer, none of which were assessed as related to the administration of AEB1102. All patients recovered except for two patients who died after discontinuing the trial due to worsening of the underlying cancer. To date, we do not consider any of these serious adverse events to be drug-related and are proceeding with the dosing schedule. Subjects in our ongoing and planned clinical trials may suffer significant serious adverse events, including those that are drug-related, or other side effects not observed in our nonclinical studies, including, but not limited to, immune responses, organ toxicities such as liver, heart or kidney or other tolerability issues. We have not dosed any of our other product candidates in humans.

Testing in animals, such as our primate studies for AEB1102, may not uncover all side effects in humans or any observed side effects in animals may be more severe in humans. For example, it is possible that patients’ immune systems may recognize our engineered human enzymes as foreign and trigger an immune response. This risk is heightened in patients who lack the target enzyme, as is the case with patients with Arginase I deficiency that we are treating in our recently initiated Phase 1 trial and our future trials for this IEM. In addition, our product candidates such as AEB1102 break down target amino acids such as arginine, thereby releasing metabolites such as ornithine into the bloodstream. Some patients may be sensitive to these metabolites, increasing the risk of an adverse reaction due to treatment, which risk may not be able to be mitigated through dosing. Finally, although our engineered human enzyme product candidates such as AEB1102 are engineered from the human genome, AEB1102 is produced in E. coli. This manufacturing process could lead AEB1102 to be more likely to trigger an immune response than we expect.

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

If we experience delays or difficulties in the enrollment of patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, EMA, MHRA or comparable regulatory authorities outside the United States. More specifically, many of our product candidates, including AEB1102, initially target indications that may be characterized as orphan markets, which can prolong the clinical trial timeline for the regulatory process if sufficient patients cannot be enrolled in a timely manner. Arginase I deficiency, for example, is the least common of the urea cycle disorders, with a reported incidence of 1:350,000 to 1:1,000,000 live births. Urea cycle disorders are the IEM resulting from defects in the enzymes of the urea cycle, the process by which the human body detoxifies ammonia, a natural byproduct of protein metabolism. While there is currently a neonatal blood test to screen for Arginase I deficiency, it has only been in broad use in the United States since 2006 and is not commonly used in Europe. We plan initially to treat patients who are 18 and older in the United States. The urea cycle disorder consortium and one national urea cycle disorder patient group have together identified an aggregate of approximately 22 patients with Arginase I deficiency in the United States and approximately 16 in Europe. Because neonatal blood testing for this disorder did not become common in the United States until 2006, we believe that approximately half of those identified in the United States are younger than 18, and thus would not be eligible for inclusion in our recently initiated Phase 1 trial in the United States.

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

In addition, some patients with Arginase I deficiency suffer from heightened levels of ammonia, or hyperammonemia. Hyperion Therapeutics, Inc., which has been acquired by Horizon Pharma plc, has gained approval for its product RAVICTI (glycerol phenylbutyrate) to treat patients with urea cycle disorders suffering from hyperammonemia. Some patients who may be eligible for our ongoing or planned clinical trials may instead pursue treatment for this effect of their condition by taking RAVICTI (glycerol phenylbutyrate) or through dietary protein restriction. Our inability to enroll a sufficient number of patients for any of our clinical trials could result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and in delays to commercially launching our product candidates, if approved, which would cause the value of our company to decline and limit our ability to obtain additional financing.

Even though we have obtained orphan drug designation for AEB1102 for the treatment of hyperargininemia, we may not obtain or maintain orphan drug exclusivity for AEB1102 and we may not obtain orphan drug designation or exclusivity for any of our other product candidates or indications.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. Similarly, the European Commission may designate a product as an orphan drug under certain circumstances.

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

On March 16, 2015, we obtained orphan drug designation in the United States for AEB1102 for the treatment of patients with hyperargininemia, also known as Arginase I deficiency. On July 14, 2016, we also received orphan drug designation in Europe for AEB1102 for the treatment of patients with Arginase I deficiency. A company that first obtains FDA or EMA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years in the United States or ten years in the European Union, respectively. This orphan drug exclusivity prevents the FDA or EMA from approving another application, including a Biologics License Application, or BLA, in the United States or a MAA in the European Union, to market a drug containing the same active moiety, or principal molecular structure, for the same orphan indication, except in very limited circumstances, including when the FDA or the EMA concludes that the later drug is safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation.

Even though we have received orphan drug designation for AEB1102 for the treatment of Arginase I deficiency, we may not be the first to obtain marketing approval for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical product candidates. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or a drug with the same active moiety can be approved for a different indication. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, even if we intend to seek orphan drug designation for other product candidates or indications, we may never receive such designations or obtain orphan drug exclusivity.

If the market opportunities for our product candidates are smaller than we believe they are, our future product revenues may be adversely affected and our business may suffer.

Our understanding of both the number of people who suffer from conditions such as Arginase I deficiency or who have advanced tumors or hematological malignancies dependent on arginine, as well as the potential subset of those who have the potential to benefit from treatment with our product candidates such as AEB1102, are based on estimates. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

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

We are an early-stage clinical development company with a limited operating history, and, as of June 30, 2016, had only 28 employees, including five executive officers. We are highly dependent on the research and development, clinical and business development expertise of Dr. David G. Lowe, our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Risks Related to Our Reliance on Third Parties

We will rely on third parties to conduct our ongoing and future planned clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

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

We will rely on third-party CROs to conduct our ongoing and future planned clinical trials of AEB1102. We do not plan to independently conduct clinical trials of our other product candidates. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our ongoing and future planned clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulatory standards, commonly referred to as good clinical practices for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Other countries’ regulatory agencies also have requirements for clinical trials with which we must comply. We also will be required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our ongoing and future planned clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to complete our clinical trials, obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our product candidates, producing additional losses and depriving us of potential product revenue.

We contract with third parties for the manufacture of our product candidates for nonclinical studies and our ongoing and future planned clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate facilities for the manufacture of our product candidates, and we do not have any manufacturing personnel. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties, including KBI and Lyophilization Services of New England, Inc., for the manufacture of our product candidates for nonclinical studies and for our existing and future planned clinical trials. We will rely on third parties as well for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a source for bulk drug substance. Currently, KBI is supplying, and is expected to continue to supply, the drug substance requirements for our ongoing and planned clinical trials with AEB1102. If KBI cannot supply us with sufficient amounts, pursuant to product requirements as agreed, we may be required to identify alternative manufacturers, which would lead us to incur added costs and delays in identifying and qualifying any replacement.

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

We expect to rely on third-party manufacturers or third-party strategic partners for the manufacture of commercial supply of any product candidates for which our strategic partners or we obtain marketing approval. We may be unable to establish any additional agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers on acceptable terms, such third-party manufacturers may have limited experience manufacturing pharmaceutical drugs for commercialization, and reliance on third-party manufacturers for the commercial supply of our products may expose us to various risks, including:

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

In addition, the process of manufacturing and administering our product candidates is complex and highly regulated. As a result of the complexities, our manufacturing and supply costs are likely to be higher than those at more traditional manufacturing processes and the manufacturing process is less reliable and more difficult to reproduce.

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

Any Fast Track Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

We have received Fast Track Designation from the FDA for our lead product candidate AEB1102 for the treatment of hyperargininemia secondary to Arginase I deficiency, and may seek such designation for some or all of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the drug or biologic sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even though we have received Fast Track Designation for AEB1102 for the treatment of hyperargininemia secondary to Arginase I deficiency, and even if we receive Fast Track Designation for other product candidates or indications in the future, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many drugs or biologics that have received Fast Track Designation have failed to obtain approval.

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

We partner with the University of Texas at Austin, which is a U.S. academic institution, in order to accelerate our discovery and nonclinical development work under a Sponsored Research Agreement. Under the Sponsored Research Agreement, we made payments of $457,000 and $188,000 for the six months ended June 30, 2016 and 2015, respectively, to sponsor research in the laboratory of our director, Dr. George Georgiou, at the University of Texas at Austin on the engineering, optimization and initial animal validation of human enzymes to determine the systemic depletion of amino acids for cancer therapy and analyze enzyme replacement for the treatment of patients having inborn metabolic defects.

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

Our executive officers and directors, combined with our stockholders who each owned more than 5% of our outstanding common stock, including shares sold in our IPO, in the aggregate, beneficially own shares representing approximately 63% of our capital stock based on 13,411,772 shares of common stock outstanding as of June 30, 2016. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Our stock price is volatile. The stock market in general and the market for smaller biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

▪	the success of competitive products or technologies;
▪	results of ongoing or planned clinical trials of our product candidates or those of our competitors;
▪	regulatory or legal developments in the United States and other countries;
▪	developments or disputes concerning patent applications, issued patents or other proprietary rights;
▪	the recruitment or departure of key personnel;

▪	the level of expenses related to any of our product candidates or clinical development programs;
▪	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
▪	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
▪	operating results that fail to meet expectations of securities analysts that cover our company;
▪	variations in our financial results or those of companies that are perceived to be similar to us;
▪	changes in the structure of healthcare payment systems;
▪	market conditions in the pharmaceutical and biotechnology sectors;
▪	general economic and market conditions; and
▪	the other factors described in this “Risk Factors” section.

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

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

On April 6, 2016, our Registration Statement on Form S-1 (File No. 333-200501) relating to the IPO of our common stock was declared effective by the SEC.  Pursuant to the IPO, we sold an aggregate of 5,481,940 shares of our common stock, including 481,940 shares of common stock sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares for aggregate gross proceeds of $54.8 million. UBS Securities LLC, BMO Capital Markets Corp. and Wells Fargo Securities, LLC acted as joint-book-running managers of the offering and as representatives of the underwriters. Needham & Company, LLC acted as co-manager for the offering. The offering did not terminate before all of the securities registered in the registration statement were sold.  On April 12, 2016, we closed the sale of such shares, resulting in net proceeds to us of $47.3 million after deducting underwriting discounts and commissions of $3.8 million and offering costs of $3.7 million.  No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

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

Exhibit
Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Date: August 9, 2016

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ David G. Lowe, Ph.D.
David G. Lowe, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2016

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Charles N. York II
Charles N. York II
Chief Financial Officer and Vice President
(Principal Accounting Officer and Principal Financial Officer and duly Authorized Signatory)

EXHIBIT INDEX

Exhibit
Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)

The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section.  Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.