Form 10-Q
period 2016-09-30
Aeglea BioTherapeutics, Inc.
filed 2016-11-09
CIK 1636282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 8, 2016, the registrant had 13,430,833 shares of common stock, $0.0001 par value per share, outstanding.

AEGLEA BIOTHERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, clinical development activities, efficacy and safety profile of our product candidates, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of clinical trials and potential regulatory approval and commercialization of product candidates. The words “believe,” “may,” “will,” “potentially”, “estimate”, “continue”, “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$49,544	$29,294
Marketable securities	18,491	3,768
Restricted cash	—	80
Accounts receivable - grant	1,571	1,697
Deferred offering costs	—	2,535
Prepaid expenses and other current assets	2,073	912
Total current assets	71,679	38,286
Property and equipment, net	342	348
Other non-current assets	40	20
TOTAL ASSETS	$72,061	$38,654

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$523	$176
Deferred revenue	181	—
Accrued and other current liabilities	3,133	2,347
Total current liabilities	3,837	2,523
Other non-current liabilities	26	27
TOTAL LIABILITIES	3,863	2,550
Commitments and Contingencies (Note 11 and 13)

Series A convertible preferred stock, $0.0001 par value; no shares and 2,172,524 shares authorized as of September 30, 2016 and December 31, 2015, respectively; no shares and 2,172,520 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	13,573
Series B convertible preferred stock, $0.0001 par value; no shares and 5,008,210 shares authorized as of September 30, 2016 and December 31, 2015, respectively; no shares and 4,999,976 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	44,738

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 shares and no shares authorized as of September 30, 2016 and December 31, 2015, respectively; no shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares and 25,000,000 shares authorized as of September 30, 2016 and December 31, 2015, respectively; 13,430,833 shares and 757,336 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1	—
Additional paid-in capital	107,988	1,373
Accumulated other comprehensive income (loss)	3	(1)
Accumulated deficit	(39,794)	(23,579)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	68,198	(22,207)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$72,061	$38,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Grant	$1,149	$1,073	$3,381	$4,500

Operating expenses:
Research and development	$5,385	$3,129	$13,402	$7,487
General and administrative	2,065	1,361	6,342	4,331
Total operating expenses	7,450	4,490	19,744	11,818
Loss from operations	(6,301)	(3,417)	(16,363)	(7,318)

Other income (expense):
Interest income	72	5	172	11
Other expense, net	(9)	(1)	(24)	(1)
Total other income	63	4	148	10
Net loss	$(6,238)	$(3,413)	$(16,215)	$(7,308)

Deemed dividend to convertible preferred stockholders	—	—	—	(228)
Net loss attributable to common stockholders	$(6,238)	$(3,413)	$(16,215)	$(7,536)
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(5.57)	$(1.89)	$(12.76)
Weighted-average common shares outstanding, basic and diluted	13,326,093	612,917	8,598,268	590,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(6,238)	$(3,413)	$(16,215)	$(7,308)
Other comprehensive income:
Unrealized gain on marketable securities	2	2	4	2
Total comprehensive loss	$(6,236)	$(3,411)	$(16,211)	$(7,306)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,215)	$(7,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96	60
Purchase premium on marketable securities	(146)	(5)
Amortization of premium on marketable securities	51	1
Loss on disposal of property and equipment	1	2
Deferred rent	—	3
Amortization of lease allowance liability	(17)	(17)
Stock-based compensation	963	348
Research and development services settled with convertible preferred stock	80	695
Changes in operating assets and liabilities:
Accounts receivable-grant	126	(4,235)
Prepaid expenses and other assets	(1,261)	(528)
Accounts payable	347	217
Deferred revenue	181	—
Accrued and other liabilities	1,309	618
Net cash used in operating activities	(14,485)	(10,149)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(91)	(168)
Purchases of marketable securities	(20,390)	(3,296)
Proceeds from maturities of marketable securities	5,766	—
Decrease (increase) in restricted cash	80	(40)
Net cash used in investing activities	(14,635)	(3,504)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible preferred stock, net of offering costs	—	43,679
Proceeds from initial public offering, net of (payments of) offering costs	49,294	(1,802)
Proceeds from employee stock plan purchases	76	—
Net cash provided by financing activities	49,370	41,877
NET INCREASE IN CASH	20,250	28,224

CASH
Beginning of period	29,294	2,616
End of period	$49,544	$30,840
Supplemental Disclosure of Non-Cash Investing and Financing Information:
Deemed dividend to Series A convertible preferred stockholders upon conversion from an LLC to corporation	$—	$228
Convertible preferred stock issued for research and development services to be performed	$—	$349
Conversion of Series A convertible preferred stock to common stock upon initial public offering	$13,573	$—
Conversion of Series B convertible preferred stock to common stock upon initial public offering	$44,738	$—

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

In connection with the IPO, the Company amended its Restated Certificate of Incorporation (the “Public Certificate”) to change the authorized capital stock to 510,000,000 shares of which 500,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock, all with a par value of $0.0001 per share. There are no shares of preferred stock outstanding as of September 30, 2016.

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

Liquidity

As of September 30, 2016, the Company had working capital of $67.8 million, an accumulated deficit of $39.8 million, and cash, cash equivalents, and marketable securities of $68.0 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s products will require significant additional financing.

The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to enable the Company to continue as a going concern for at least 12 months beyond September 30, 2016. However, the Company will need to secure additional funding in the future, in order to carry out all of its planned research and development activities. If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the

Company’s financial position as of September 30, 2016, and its results of operations for the three months and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other future annual or interim period. The December 31, 2015 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements should be read in conjunction with the audited financial statements included in the Company’s Prospectus dated April 6, 2016 filed with the SEC pursuant to Rule 424(b)(4) (the “Prospectus”).

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

Marketable Securities

All investments have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase. Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific-identification method. There were no realized gains or losses on marketable securities for the nine months ended September 30, 2016 and 2015. Interest on marketable securities is included in interest income.

Restricted Cash

Restricted cash consisted of a money market account held by a financial institution as collateral for the Company’s obligations under a corporate credit card agreement. In September 2016, the collateral requirement was terminated and the restricted cash balance was transferred to cash and cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and marketable securities. The Company’s investment policy limits investments to high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks, subject to certain concentration limits and restrictions on maturities. The Company’s cash, cash equivalents, and marketable securities are held by financial institutions in the United States that management believes are of high credit quality. Amounts on deposit may at times exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents and its accounts are monitored by management to mitigate risk. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents and bond issuers.

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct incremental legal, printing, and accounting fees relating to the Company’s IPO of its common stock, are capitalized. At the closing of the IPO, the deferred offering costs were offset against the proceeds from the IPO and recorded to additional paid-in capital.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance that do not extend the life or improve an asset are expensed as incurred. Upon retirement or sale, the cost of disposed assets and their related accumulated depreciation and amortization are removed from the balance sheet. Any gain or loss is credited or charged to operations.

The useful lives of the property and equipment are as follows:

Laboratory equipment	5 years
Furniture and office equipment	5 years
Computer equipment	3 years
Software	3 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the nine months ended September 30, 2016 and 2015.

Accrued Research and Development Costs

The Company records the costs associated with research nonclinical studies, clinical trials, and manufacturing development as incurred. These costs are a significant component of the Company’s research and development expenses, with a substantial portion of the Company’s on-going research and development activities conducted by third-party service providers, including contract research and manufacturing organizations.

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

The three levels of inputs that may be used to measure fair value are as follows:

Level 1:	Observable inputs, such as quoted prices in active markets for identical assets or liabilities.
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

Convertible Preferred Stock

The Company recorded the issuance of all convertible preferred stock net of offering costs on the dates of issuance, which represented the carrying value. The conversion feature of the convertible preferred stock was subject to certain anti-dilution provisions, which if triggered, would have required the Company to seek shareholder approval to increase the number of shares of common stock authorized. In the event that the Company could not deliver the conversion shares because it did not have an adequate number of common stock authorized, the convertible preferred stock would have been redeemable. Accordingly, the Company classified the convertible preferred stock in temporary equity. The Company did not adjust the carrying value of the convertible preferred stock to their redemption values, since it was uncertain whether or when a redemption event would occur. The convertible preferred stock outstanding was automatically converted into shares of common stock immediately prior to the completion of the IPO in April 2016 (see Note 1).

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

Income Taxes

Effective January 1, 2015, the Company, for tax purposes, converted from a partnership to a corporation and continues to serve as a holding company for seven wholly-owned subsidiary corporations. Beginning with the year ended December 31, 2015, the Company filed a consolidated corporate federal income tax return. The Company and its subsidiaries use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the tax bases of assets and liabilities. A valuation allowance is established against the deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized. The deferred tax assets and liabilities are classified as noncurrent along with the related valuation allowance. Due to a lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.

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

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on the Company’s results of operations or financial position as of September 30, 2016 and December 31, 2015.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which will require management to assess, at each annual and interim reporting period, the entity’s ability to continue as a going concern. The amendments in ASU 2014-15 do not have any application to an entity’s financial statements, but only to disclosure in the related notes. ASU 2014-15 is effective for annual and interim periods ending after December 15, 2016 and early application is permitted. The Company intends to apply ASU 2014-15 in the first quarter of 2017 and for the annual period ending December 31, 2016.

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

3.  Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$5,290	$—	$—	$5,290
Reverse repurchase agreements	39,250	—	—	39,250
US government and agency securities	1,000	—	—	1,000
Total cash equivalents	45,540	—	—	45,540
Marketable securities:
US government and agency securities	18,488	4	(1)	18,491
Total marketable securities	$18,488	$4	$(1)	$18,491

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$3,988	$—	$—	$3,988
Reverse repurchase agreements	16,250	—	—	16,250
Total cash equivalents	20,238	—	—	20,238
Marketable securities:
US government and agency securities	3,769	—	(1)	3,768
Total marketable securities	$3,769	$—	$(1)	$3,768

All of the cash equivalents and marketable securities held as of September 30, 2016 and December 31, 2015 had maturities of less than one year.

As of September 30, 2016 and December 31, 2015, the Company held two and five debt securities, respectively, that were in an unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position as of September 30, 2016 and December 31, 2015 were $3.8 million and $2.5 million, respectively, with no individual securities in a significant unrealized loss position. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions and would not be required to sell the securities before recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of September 30, 2016 and December 31, 2015.

4.  Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued compensation	$895	$571
Accrued contracted research and development costs	1,699	863
Accrued professional and consulting fees	374	863
Accrued other and other current liabilities	165	50
Total accrued and other current liabilities	$3,133	$2,347

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

The agreement includes reimbursement for qualified expenditures incurred and recognized in 2014. Upon execution of the Grant Contract, grant revenue was recognized for the accumulated qualified expenditures paid and recognized in the period from June 1, 2014 through June 30, 2015. The Company recognized grant revenue of $1.2 million and $1.1 million in the three months ended September 30, 2016 and 2015, respectively, and $3.4 million and $4.5 million in the nine months ended September 30, 2016 and 2015, respectively, for qualified expenditures under the grant. As of September 30, 2016 and December 31, 2015, the Company had an outstanding grant receivable of $1.6 million and $1.7 million, respectively, for the grant expenditures that were paid but had not been reimbursed and deferred revenue of $0.2 million and $0, respectively, for proceeds received but the costs had not been incurred or the conditions of the award had not been met.

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

2016 Employee Stock Purchase Plan

On April 6, 2016, upon the effectiveness of the Registration Statement, the 2016 Employee Stock Purchase Plan (the “2016 ESPP”) became effective. A total of 165,000 shares of common stock were reserved for issuance under the 2016 ESPP. Eligible employees may purchase shares of common stock under the 2016 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation, and may not purchase more than $25,000 of stock during any calendar year or more than 2,000 shares during any one purchase period or a lesser amount determined by the board of directors. The 2016 ESPP will terminate ten years from the first purchase date under the plan, unless terminated earlier by the board of directors. During the three months and nine months ended September 30, 2016, the Company issued and sold 19,061 shares under the 2016 ESPP. The remaining 145,939 shares are available for issuance as of September 30, 2016.

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

During the three months ended September 30, 2016, the Company issued an aggregate of 11,562 options to purchase common stock under its equity incentive plans for an aggregate fair value of $42,000.  There were no options issued during the three months ended September 30, 2015.

During the nine months ended September 30, 2016 and 2015, the Company issued an aggregate of 731,779 and 644,505 options, respectively, to purchase common stock under its equity incentive plans for an aggregate fair value of $3.7 million and $2.1 million, respectively.

Total stock-based compensation expense related to the Company’s equity incentive plans and 2016 ESPP was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$190	$43	$400	$129
General and administrative	244	121	563	219
Total stock-based compensation expense	$434	$164	$963	$348

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the 2016 Plan and 2015 Plan and the shares purchasable under the 2016 ESPP during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
2016 Plan and 2015 Plan
Expected term	6.07	—	5.99	6.29
Expected volatility	81%	—	87%	87%
Risk-free interest	1.16%	—	1.28%	1.37%
Dividend yield	0%	—	0%	0%

2016 ESPP
Expected term	0.50	—	0.45	—
Expected volatility	81%	—	82%	—
Risk-free interest	0.57%	—	0.49%	—
Dividend yield	0%	—	0%	—

8. Defined Contribution Plan

In September 2016, the Company began to sponsor a 401(k) retirement plan in which substantially all of its full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company did not provide any contributions to the plan during the nine months ended September 30, 2016.

9. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables sets forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$5,290	$—	$—	$5,290
Reverse repurchase agreements	—	39,250	—	39,250
US government and agency securities	—	19,491	—	19,491
Total financial assets	$5,290	$58,741	$—	$64,031

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$3,988	$—	$—	$3,988
Reverse repurchase agreements	—	16,250	—	16,250
US government and agency securities	—	3,768	—	3,768
Total financial assets	$3,988	$20,018	$—	$24,006

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

10.  Net Loss Per Share Attributable to Common Stockholders

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

Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stock by the weighted-average number of common stock outstanding during the period. For net loss per share attributable to common stockholders for the three and nine months ended September 30, 2015, the effect of the LLC Conversion is presented prospectively from January 1, 2015 as none of the losses for the three and nine months ended September 30, 2015 were allocated to the members of Aeglea LLC. For periods in which the Company generated a net loss, the Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive. Additionally, the convertible preferred stock dividend is included in the loss attributable to common stockholders.

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Series A convertible preferred stock	—	2,172,520	816,677	2,172,520
Series B convertible preferred stock	—	4,999,976	1,879,553	3,726,832
Unvested restricted common stock	95,415	139,837	105,996	161,979
Options to purchase common stock	1,361,135	644,505	1,017,620	435,022

11. Research and License Agreements

University Research Agreement

In December 2013, the Company entered into a research agreement with the University of Texas at Austin (the “University”). Under the terms of this research agreement, the Company engaged the University to perform certain nonclinical research activities related to the systemic depletion of amino acids for cancer therapy and rare disease therapy.

Under the research agreement, the Company was required to pay the University an annual amount not to exceed $386,000 during the one year term of the agreement from the effective date. The term and maximum expenditure limitation were subsequently extended and increased through five subsequent amendments through August 31, 2017 for a combined $1.8 million under the agreement, including an amendment in August 2016 increasing the maximum expenditure limitation by $750,000 for additional research to be performed by the University. The Company made payments to the University under the research agreement of $188,000 and $375,000 in the three months ended September 30, 2016 and 2015, respectively, and made payments of $645,000 and $563,000 in the nine months ended September 30, 2016 and 2015, respectively.

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

12. Related Party Transactions

The spouse of the Company’s Chief Executive Officer provides consulting services to the Company. Payments made to the spouse in consulting fees were $65,000 and $110,000 in the three months ended September 30, 2016 and 2015, respectively, and $389,000 and $332,000 in the nine months ended September 30, 2016 and 2015, respectively. The costs were recorded in Research and Development expenses. As of September 30, 2016 and December 31, 2015, the Company had an outstanding liability to the related party of $11,000, and $129,000, respectively.

One of the founders, a non-employee member of the Company’s Board of Directors, entered into a consulting agreement with the Company in 2014 under which the founder would receive $50,000 per year for a fixed number of hours of consulting and advisory services and receive 57,142 Common B shares (converted into 43,290 restricted stock awards and 13,852 stock options upon the LLC Conversion) with the vesting contingent on time and performance milestones being achieved. The Company paid $25,000 and $14,000 in the three months ended September 30, 2016 and 2015, respectively, and $50,000 and $39,000 in the nine months ended September 30, 2016 and 2015, respectively, to the Founder under the consulting agreement. As of September 30, 2016 and December 31, 2015, the Company had an outstanding liability to the related party of $9,000 and $0, respectively.

13.  Commitments and Contingencies

The Company leases office space in Austin, TX under an operating lease that commenced in January 2015. The lease was amended in September 2016 to increase office space and extend the term to December 31, 2020. As provided in the lease amendment, monthly lease payments are subject to annual increases through the lease term. The Company recognizes rent expense on a straight-line basis over the noncancelable term of the lease.

The following table summarizes the Company’s future minimum lease commitments as of September 30, 2016 (in thousands):

Year ending December 31:
2016	$50
2017	263
2018	284
2019	292
2020	301
Total minimum lease payments	$1,190

Under the terms of the office lease agreement, the Company provided the lessor with a security deposit of $54,000. The lessor is entitled to retain all or any part of the security deposit for payment in the event of any uncured default by the Company under the terms of the lease. The security deposit requirement was reduced by $18,000 in January 2016 and returned to the Company. Pursuant to the terms of the lease amendment, the security deposit requirement was set at $39,000 until the expiration of the lease.

Rent expense for each of the three months ended September 30, 2016 and 2015 was $35,000. Rent expense for each of the nine months ended September 30, 2016 and 2015 was $105,000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Prospectus dated April 6, 2016 filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4), which we refer to as the “Prospectus”. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.”

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

We have initiated three Phase 1 clinical trials for AEB1102. In October 2015, we initiated enrollment for a dose escalation trial in patients with advanced solid tumors and intend to initiate expansion arms in different tumor types in 2017. In June 2016, we initiated a clinical trial for the treatment of Arginase I deficiency, a urea cycle disorder that results in elevated circulating levels of the amino acid arginine, with the intent to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics of AEB1102 in patients with this IEM. In July 2016, we initiated a clinical trial in patients with relapsed refractory acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS, in the United States and Canada. We expect to complete enrollment in the dose escalation in 2017.

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

We have no recorded revenue from product sales and all of our revenue to date has been grant revenue. Since our inception, and through September 30, 2016, we have raised an aggregate of $109.5 million to fund our operations through sale and issuance of convertible preferred and common equity securities and collected $8.1 million in grant proceeds. As of September 30, 2016, we had cash, cash equivalents, and marketable securities of $68.0 million.

We have incurred net losses in each year since inception. Our net losses were $16.2 million and $7.3 million for the nine months ended September 30, 2016 and 2015, respectively, and have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of September 30, 2016, we had an accumulated deficit of $39.8 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase significantly as we continue our clinical and diagnostic development activities for our lead product candidate, AEB1102; concurrently develop our pipeline product candidates; expand and protect our intellectual property portfolio; and hire additional personnel. In addition, we expect to incur additional costs associated with operating as a public company.

Recent Developments

In September 2016, we announced the dosing of the first two patients in a Phase 1 trial of AEB1102 for the treatment of patients with Arginase I deficiency. The Phase 1 trial will assess the safety, tolerability, pharmacokinetics and pharmacodynamics of AEB1102 in patents with this IEM. Enrollment is expected to be completed in 2016 with topline data expected in the first half of 2017.

In September 2016, we announced the formation of and appointment of five leading experts to our Scientific Advisory Board to serve as a strategic resource to us by providing scientific and clinical insights to support our pipeline of engineered human enzymes.

In August 2016, we announced the dosing of the first patient in a Phase 1 trial of AEB1102 for the treatment of the hematological malignancies AML and MDS.  The Phase 1 trial, conducted in the United States and Canada, is designed to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of AEB1102. Enrollment is expected to be completed in 2017.

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

In June 2015, we entered into a grant agreement with CPRIT, or the Grant Contract, for $19.8 million covering a three year period from June 1, 2014 through May 31, 2017. The grant allows us to receive funds in advance of costs and allowable expenses being incurred. We record the revenue as qualifying costs are incurred and there is reasonable assurance that the conditions of the award have been met for collection. Proceeds received prior to the costs being incurred or the conditions of the award being met are recognized as deferred revenue until the services are performed and the conditions of the award are met.

On a quarterly basis, we are required to submit a financial reporting package outlining the nature and extent of reimbursable costs paid and requesting reimbursement under the grant. At the end of each period, qualifying costs paid prior to reimbursement result in the recognition of a grant receivable.

Research and development expenses

Research and development expenses consist primarily of costs incurred for the discovery and development of our product candidates, most notably, our lead product candidate AEB1102. Since we currently do not have internal laboratory or manufacturing capabilities, we contract with external providers for nonclinical studies, clinical trials and manufacturing services. Our research and development expenses include:

∎	costs from acquiring clinical trial materials and services performed for contracted services with our strategic manufacturing partner;
∎	fees paid to clinical trial sites, clinical research organizations, contract research organizations, contract manufacturing organizations, nonclinical research companies, and academic institutions;
∎	employee and consultant-related expenses incurred, which include salaries, benefits, travel and share-based compensation; and
∎	expenses incurred under license agreements with third parties.

Research and development costs are expensed as incurred. Advance payments for goods or services to be rendered in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

Research and development expenses have historically represented the largest component of our total operating expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of our product candidates.

Our expenditures on current and future nonclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

∎	the scope, rate of progress, and expenses of our ongoing research activities as well as any additional clinical trials and other research and development activities;
∎	future clinical trial results;
∎	uncertainties in clinical trial enrollment rates or drop-out or discontinuation rates of patients;
∎	potential safety monitoring or other studies requested by regulatory agencies;
∎	significant and changing government regulation; and
∎	the timing and receipt of regulatory approvals, if any.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, and human resources functions. Other significant costs include legal fees relating to corporate matters and fees for accounting and consulting services.

We expect that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization of our product candidates and the increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we will continue to incur increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with NASDAQ listing rules and SEC requirements, insurance and investor relations costs.

Interest income

Interest income consists of interest earned on our cash, cash equivalents, and marketable securities.

Income taxes

Since inception in December 2013, through March 10, 2015, we were a Delaware LLC and elected to file as a partnership for federal and state income tax purposes through the year ended December 31, 2014. On March 10, 2015, we converted from a Delaware LLC to a Delaware corporation, and have subsequently filed a corporate income tax return for the year ended December 31, 2015. For tax purposes, we elected to be treated as a corporation under Subchapter C of Chapter 1 of the United States Internal Revenue Code, effective January 1, 2015. We therefore, were subject to federal and state tax expense beginning January 1, 2015.

We serve as a holding company for our seven wholly-owned subsidiary corporations and file consolidated corporate federal income tax returns. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the tax bases of assets and liabilities. A valuation allowance is established against the deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized. The deferred tax assets and liabilities are classified as noncurrent along with the related valuation allowance. Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We believe that the assumptions and estimates associated with our most critical accounting policies are those relating to accrued research and development costs and stock-based compensation.

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our Prospectus, except for the determination of the fair value of our common stock, which was used in estimating the fair value of stock-based awards at grant date. Prior to our IPO, our stock was not publicly traded, therefore we estimated the fair value of our common stock as discussed in the Prospectus. Following our IPO, we established a policy of using the closing sale price per share of our common stock as quoted on the NASDAQ Global Market on the date of grant for purposes of determining the exercise price per share of our share-based awards to purchase common stock.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Dollar
	2016	2015	Change	% Change
	(dollars in thousands)
Revenues:
Grant	$1,149	$1,073	$76	7%
Operating expenses:
Research and development	$5,385	$3,129	$2,256	72%
General and administrative	2,065	1,361	704	52%
Total operating expenses	7,450	4,490	2,960	66%
Loss from operations	(6,301)	(3,417)	(2,884)	84%
Interest income	72	5	67	*
Other expense, net	(9)	(1)	(8)	*
Net loss	$(6,238)	$(3,413)	$(2,825)	83%

*	Percentage not meaningful

Grant Revenues.  Grant revenues increased by $0.1 million, or 7%, to $1.2 million for the three months ended September 30, 2016 from $1.1 million for the three months ended September 30, 2015. The increase was primarily due to additional qualifying costs incurred in connection with the initiation and continuation of grant-related clinical trials for AEB1102.

Research and Development Expenses.  Research and development expenses increased by $2.3 million, or 72%, to $5.4 million for the three months ended September 30, 2016 from $3.1 million for the three months ended September 30, 2015. Included in the research and development expenses are costs directly associated with our lead product candidate AEB1102, which increased to $3.4 million for the three months ended September 30, 2016 from $2.0 million for the three months ended September 30, 2015. The increase in research and development expenses was primarily due to:

∎	Higher nonclinical expenses, which increased by $0.6 million as a result of additional toxicology studies and analysis costs in preparation for multi-dose clinical trials related to AEB1102;
∎

Higher personnel-related expenses, which increased by $0.9 million as a result of increased headcount to expand our internal regulatory and clinical development capabilities in support of the three separate clinical trials for AEB1102 in patients with advanced solid tumors, Arginase I deficiency, and hematological malignancies;

∎

Higher clinical development expenses, which increased by $0.6 million as a result of initiating our Phase 1 dose escalation trials for AEB1102 in patients with advanced solid tumors in October 2015, Arginase I deficiency in June 2016, and hematological malignancies in July 2016; and

∎	Higher manufacturing and intellectual property-related expenses, which increased by a combined $0.2 million as a result of pipeline development.

General and Administrative Expenses.    General and administrative expenses increased by $0.7 million, or 52%, to $2.1 million for the three months ended September 30, 2016 from $1.4 million for the three months ended September 30, 2015. The increase in general and administrative expenses was primarily due to an increase of $0.2 million in employee compensation, recruiting, and travel expenses, $0.3 million in professional services, audit and legal fees, and $0.2 million in insurance and other administrative costs associated with being a public company.

Interest Income.    Interest income consists of interest earned on our cash, cash equivalents, and marketable securities. The increase in interest income to $72,000 for the three months ended September 30, 2016 from $5,000 for the three months ended September 30, 2015 was primarily due to purchased cash equivalents and marketable securities in September 2015 and funds invested from the closing of the IPO in April 2016.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Dollar
	2016	2015	Change	% Change
	(dollars in thousands)
Revenues:
Grant	$3,381	$4,500	$(1,119)	(25)%
Operating expenses:
Research and development	$13,402	$7,487	$5,915	79%
General and administrative	6,342	4,331	2,011	46%
Total operating expenses	19,744	11,818	7,926	67%
Loss from operations	(16,363)	(7,318)	(9,045)	124%
Interest income	172	11	161	*
Other expense, net	(24)	(1)	(23)	*
Net loss	$(16,215)	$(7,308)	$(8,907)	122%

*	Percentage not meaningful

Grant Revenues.  Grant revenues decreased by $1.1 million, or 25%, to $3.4 million for the nine months ended September 30, 2016 from $4.5 million for the nine months ended September 30, 2015. The decrease was due to grant revenue recognized in connection with the execution of the Grant Contract in June 2015. Upon execution of the agreement, all accumulated qualified expenditures paid and incurred during the period from June 1, 2014 through June 30, 2015 were recognized as grant revenue in the nine months ended September 30, 2015.

Research and Development Expenses.  Research and development expenses increased by $5.9 million, or 79%, to $13.4 million for the nine months ended September 30, 2016 from $7.5 million for the nine months ended September 30, 2015. Included in the research and development expenses are costs directly associated with our lead product candidate AEB1102, which increased to $8.4 million for the nine months ended September 30, 2016 from $4.6 million for the nine months ended September 30, 2015. The increase in research and development expenses was primarily due to:

∎

Higher nonclinical expenses, which increased by $1.8 million as a result of additional toxicology studies and analysis costs in preparation for multi-dose clinical trials related to AEB1102 and additional research with the University of Texas at Austin, or the University;

∎

Higher personnel-related expenses, which increased by $2.1 million as a result of increased headcount to expand our internal regulatory and clinical development capabilities in support of the three separate clinical trials for AEB1102 in patients with advanced solid tumors, Arginase I deficiency, and hematological malignancies; and

∎

Higher clinical development expenses, which increased by $2.0 million primarily as a result of initiating our Phase 1 dose escalation trials for AEB1102 in patients with advanced solid tumors in October 2015, Arginase I deficiency in June 2016, and hematological malignancies in July 2016.

General and Administrative Expenses.    General and administrative expenses increased by $2.0 million, or 46%, to $6.3 million for the nine months ended September 30, 2016 from $4.3 million for the nine months ended September 30, 2015. The increase in general and administrative expenses was primarily due to an increase of $0.6 million in employee compensation, recruiting, and travel expenses, $1.0 million in professional services, audit and legal fees associated with preparing to be and being a public company and the development of administrative functions, and $0.4 million in insurance and other administrative costs associated with being a public company.

Interest Income.    Interest income consists of interest earned on our cash, cash equivalents, and marketable securities. The increase in interest income to $172,000 for the nine months ended September 30, 2016 from $11,000 for the nine months ended September 30, 2015 was primarily due to purchased cash equivalents and marketable securities in September 2015 and funds invested from the closing of the IPO in April 2016.

Liquidity and Capital Resources

Sources of liquidity

We are an early stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. Since our inception and through September 30, 2016, we have funded our operations by raising an aggregate of $109.5 million of gross proceeds from the sale and issuance of convertible preferred and common equity securities and collecting $8.1 million in grant proceeds. Additionally, we entered into an agreement with our strategic manufacturing partner in 2013 to provide convertible preferred shares in exchange for services performed, with the obligation fully satisfied in June 2015.

In April 2016, we completed an IPO and sold 5,481,940 shares of common stock for aggregate proceeds of $47.3 million net of underwriting discounts and commissions and offering expenses.

In June 2015, we entered into the Grant Contract with CPRIT, under which we expect to generate up to $19.8 million in grant funding to fund our development of AEB1102. Through September 30, 2016, we have collected $8.1 million in grant proceeds with $11.7 million available for future collection under the grant contract.  As of September 30, 2016, we have a grant receivable outstanding of $1.6 million.

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

As of September 30, 2016, we had available cash, cash equivalents, and marketable securities of $68.0 million. We believe that we have sufficient resources to fund our operations through June 30, 2018 with our existing cash, cash equivalents, and marketable securities.

Future funding requirements and operational plan

Our operational plan for the near future is to commence and continue clinical trials for our lead product candidate AEB1102 in three separate indications, advanced solid tumors, hematological malignancies, and Arginase I deficiency, and to expand development for at least one additional product candidate. As such, we plan to increase our research and development expenditures for the foreseeable future with nonclinical studies, clinical trials, manufacturing and an integrated biomarker strategy. We expect our principal expenditures during this time period to include expenses for the following:

∎	funding the continuing development of AEB1102;
∎	funding the advancement of additional product candidates; and
∎	funding working capital, including general operating expenses.

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

Due to our significant research and development expenditures, we have generated substantial losses in each period since inception. We have an accumulated deficit of $39.8 million as of September 30, 2016. We expect to incur substantial losses in the future as we expand our research and development capabilities. Based on those plans, we expect our existing cash, cash equivalent, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least through June 30, 2018. We have based this estimate on assumptions that may prove to be incorrect, however, and we could deplete our capital resources sooner than we expect.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(14,485)	$(10,149)
Net cash used in investing activities	(14,635)	(3,504)
Net cash provided by financing activities	49,370	41,877
Net increase in cash	$20,250	$28,224

Cash used in operating activities

Cash used in operating activities for the nine months ended September 30, 2016 was $14.5 million and reflected a net loss of $16.2 million.  Our net loss was offset in part by non-cash expenses of $1.0 million for stock-based compensation. The change in operating assets and liabilities was primarily due to an increase in accounts payables of $0.3 million and accrued and other liabilities of $1.3 million driven by an increase in accrued research and development costs, offset by a $1.4 million increase in prepaid expenses and other assets driven by an increase in prepaid manufacturing costs, clinical development costs and insurance premiums.

Cash used in operating activities for the nine months ended September 30, 2015 was $10.1 million and reflected a net loss of $7.3 million and a decrease in operating assets and liabilities of $3.9 million. Our net loss was offset in part by non-cash expenses of $0.7 million for services performed by our strategic manufacturing partner for issued convertible preferred stock and $0.3 million for stock-based compensation. The change in operating assets and liabilities was primarily due to an increase in grant accounts receivable of $4.2 million driven by executing the Grant Contract in June 2015 and prepaid expenses and other assets of $0.5 million related to prepayment of nonclinical studies, offset by an increase of $0.8 million of accounts payable and accrued expenses driven by an increase in manufacturing and nonclinical activities.

Cash used in investing activities

Cash used in investing activities for the nine months ended September 30, 2016 was $14.7 million and primarily consisted of $20.4 million in purchases of marketable securities and $0.1 million in purchases of property and equipment offset by $5.8 million in maturities of marketable securities.

Cash used in investing activities for the nine months ended September 30, 2015 was $3.5 million and primarily consisted of $3.3 million in purchases of marketable securities and $0.2 million in purchases of property and equipment.

Cash provided by financing activities

Cash provided by financing activities for the nine months ended September 30, 2016 was $49.4 million, which consisted of $54.8 million from the IPO in April 2016, offset by $3.8 million in underwriting discounts and commissions and $1.7 million in offering costs, and $0.1 million in sale of common stock under our 2016 Employee Stock Purchase Plan.

Cash provided by financing activities for the nine months ended September 30, 2015 was $41.9 million resulting from the $44.0 million closing of the Series B financing in March 2015, offset by $0.3 million in Series B offering costs and $1.8 million in IPO offering costs.

Contractual Obligations

In September 2016, we amended our operating lease agreement for office space in Austin, Texas.  The amended lease increased the office space and extended the lease term through December 31, 2020. The total estimated rent payments over the amended term of the lease is approximately $1.2 million.

In August 2016, we amended our research agreement with the University. The scope and term under the agreement were extended through August 31, 2017 with a $750,000 increase in the maximum expenditure limitation. As of September 30, 2016, the research agreement, as amended, expires on August 31, 2017 with no remaining payment obligations after such date.

Contingent contractual obligations

The terms of the Grant Contract require that we pay tiered royalties in the low- to mid-single digit percentages on revenues from sales and license or products or services that are based upon, utilize, are developed from or materially incorporate the intellectual property resulting from the grant-funded activities for AEB1102.  Such royalties reduce to less than one percent after a mid-single digit multiple of the grant funds have been repaid to CPRIT in royalties. Such royalties are payable for so long as we have marketing exclusivity or patents covering the applicable product or service (or twelve years from commercial sale of product or service in certain countries if there is no such exclusivity or patent protection).

On December 24, 2013, two of our wholly owned subsidiaries, AECase, Inc., or AECase, and AEMase, Inc., or AEMase, entered into license agreements with the University under which the University has granted to AECase and AEMase exclusive, worldwide, sublicenseable licenses. The University granted the AECase license under a patent application relating to the right to use technology related to our AEB3103 product candidate. The University granted the AEMase license under a patent relating to the right to use technology related to our AEB2109 product candidate.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of uncertainties about an Entity’s Ability to continue as a Going Concern, which will require management to assess, at each annual and interim reporting period, the entity’s ability to continue as a going concern. The amendments in ASU 2014-15 do not have any application to an entity’s financial statements, but only to disclosure in the related notes. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and early application is permitted. We intend to apply ASU 2014-15 in the first quarter of 2017 and for the annual period ending December 31, 2016.

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

As of September 30, 2016, we held $68.0 million in cash, cash equivalents, and marketable securities, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in reverse repurchase agreements and U.S government and agency securities.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an early-stage biotechnology company. We began operations as a limited liability company in December 2013 and converted to a Delaware corporation in March 2015. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking nonclinical studies, and preparing for, commencing and conducting initial clinical trials of our most advanced product candidate, AEB1102.

We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Products, on average, take ten to 15 years to be developed from the time they are discovered to the time they are approved and available for treating patients. Although we have recruited a team that has experience with clinical trials, as a company we have little experience in conducting clinical trials. In part because of this lack of experience, we cannot be certain that planned or ongoing clinical trials will begin or be completed on time, if at all. Consequently, any predictions you make about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history or an established track record in commercializing products or conducting clinical trials.

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

We have a limited operating history. We have no approved products and have only recently begun clinical development of AEB1102. Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of any of our product candidates, including AEB1102, for any of our target indications and to obtain necessary regulatory approvals. To date, we have recognized revenue solely from a government grant and have not generated any product revenue. Even if we receive regulatory approval for any of our product candidates, we do not know when these product candidates will generate revenue for us, if at all.

In addition, since inception, we have incurred significant operating losses. For the three and nine months ended September 30, 2016, we reported a net loss of $6.2 million and $16.2 million, respectively. For the year ended December 31, 2015, we reported a net loss of $11.3 million. As of September 30, 2016, we had an accumulated deficit of $39.8 million. We have financed our operations primarily through private placements of our preferred stock, the initial public offering, or IPO, of our common stock, which closed on April 12, 2016, and collection of a research grant. We have devoted substantially all of our efforts to research and development. We have only recently initiated clinical development for AEB1102 for the treatment of advanced solid tumors, Arginase I deficiency and hematological malignancies. We have not initiated clinical development of our other product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

∎	continue our research, nonclinical and clinical development of our product candidates;
∎	seek to identify additional product candidates;
∎	conduct additional nonclinical studies and initiate clinical trials for our product candidates;
∎	seek marketing approvals for any of our product candidates that successfully complete clinical trials, including pivotal trials;
∎	ultimately establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
∎	maintain, expand and protect our intellectual property portfolio;
∎	hire additional executive, clinical, quality control and scientific personnel;
∎	add operational, financial and management information systems and personnel, including personnel to support our product development; and
∎	acquire or in-license other product candidates and technologies.

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

In order to execute on our strategy of advancing the clinical development of our product candidates, we have initiated our ongoing Phase 1 trials of AEB1102 in the United States for the treatment of patients with Arginase I deficiency and advanced solid tumors. We have also recently initiated our Phase 1 trial of AEB1102 for the treatment of hematological malignancies and have designed the planned expansion portion of our Phase 1 trial of AEB1102 for the treatment of tumors predicted to be dependent on arginine based on our biomarker studies in archival tumor samples and in patient-derived xenograft efficacy studies, or studies involving the growth of tissue or cells from one species in a different species. If our product candidate fails to work as we expect, our ability to assess the therapeutic effect, seek regulatory approval or otherwise begin or further clinical development, could be compromised. This may result in longer development times, larger trials and a greater likelihood of not obtaining regulatory approval.

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

Based upon our planned use of the net proceeds from our IPO, we estimate such funds will be sufficient for us to fund our recently initiated Phase 1 trial in the United States and the planned Phase 2 trial in Europe for the treatment of patients with Arginase I deficiency, and to continue to fund our Phase 1 trials for AEB1102 for the treatment of patients with advanced solid tumors and hematological malignancies. Our future capital requirements will depend on many factors, including:

∎	the costs associated with the scope, progress and results of compound discovery, nonclinical development, laboratory testing and clinical trials for our product candidates;
∎	the costs related to the extent to which we enter into partnerships or other arrangements with third parties in order to further develop our product candidates;

∎	the costs and fees associated with the discovery, acquisition or in-license of product candidates or technologies;
∎	our ability to establish collaborations on favorable terms, if at all;
∎	the costs of future commercialization activities, if any, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
∎	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and
∎	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or equity-linked offerings, debt financings, grants from research organizations and license and collaboration agreements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may rank senior to our common stock and include liquidation or other preferences, covenants or other terms that adversely affect your rights as a common stockholder. Further, any future sales of our common stock by us or resale of our common stock by our existing stockholders could cause the market price of our common stock to decline. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock.

We depend heavily on the success of our most advanced product candidate, AEB1102. All of our product candidates, other than AEB1102, are still in nonclinical development or nonclinical testing, and for AEB1102, the early stages of clinical development. Existing and future clinical trials of our product candidates, including AEB1102, may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the nonclinical and clinical development and testing of our most advanced product candidate, AEB1102, for the treatment of patients with Arginase I deficiency and patients with advanced solid tumors and hematological malignancies that are dependent on arginine. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of AEB1102. The success of AEB1102 and our other product candidates will depend on many factors, including the following:

∎	successful enrollment of patients in, and the completion of, our ongoing and planned clinical trials;
∎	receiving marketing approvals from applicable regulatory authorities;
∎	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
∎	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates and their components;
∎	enforcing and defending intellectual property rights and claims;
∎	achieving desirable therapeutic properties for our product candidates’ intended indications;

∎	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with third parties;
∎	acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
∎	effectively competing with other therapies; and
∎	maintaining an acceptable safety profile of our product candidates through clinical trials and following regulatory approval.

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

We have only recently initiated clinical trials of our lead product candidate AEB1102, and the risk of failure for all of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete nonclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans for the respective target indications. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and we only recently commenced clinical trials for AEB1102 for the treatment of patients with advanced solid tumors, Arginase I deficiency and hematological malignancies. Further, the results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials that will likely differ in design and size from early-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, while we have observed a temporary reduction in blood arginine for AEB1102 for the treatment of patients with advanced solid tumors, this data may not necessarily be predictive of the final results of all patients intended to be enrolled in this Phase 1 trial or in future trials. Furthermore, our early clinical trials, such as our recently initiated Phase 1 clinical trials for the treatment of Arginase I deficiency and hematological malignancies, will evaluate the safety of our product candidates, and we will not be evaluating the efficacy of our product candidates in these early trials. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

We may experience delays in our ongoing and planned clinical trials and we do not know whether planned clinical trials will begin or enroll subjects on time, whether they will need to be redesigned or whether they will be able to be completed on schedule, if at all. There can be no assurance that the FDA, EMA, MHRA or any similar foreign regulatory agency will allow us to begin clinical trials or that they will not put any of the trials for any of our product candidates that enter or have entered clinical development on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

∎	delay or failure in reaching agreement with the FDA, EMA, MHRA or a comparable foreign regulatory authority on a trial design that we are able to execute;
∎	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
∎	delays in reaching, or failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with planned trial sites;
∎	reports of safety issues, side effects or dose-limiting toxicities, or any additional or more severe safety issues in addition to those observed to date;
∎	inability, delay, or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;
∎	delay or failure in recruiting and enrolling suitable subjects to participate in one or more clinical trials;
∎	delay or failure in having subjects complete a trial or return for post-treatment follow-up;

∎	clinical sites and investigators deviating from the trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
∎

a clinical hold for any of our ongoing or planned clinical trials, including for AEB1102, where a clinical hold in a trial in one indication would result in a clinical hold for clinical trials in other indications;

∎

clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct more clinical trials than we anticipate or abandon product development programs;

∎

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or insufficient or participants may drop out of these clinical trials at a higher rate than we anticipate;

∎

we may experience delays or difficulties in the enrollment of patients with Arginase I deficiency or patients with tumors or hematological malignancies dependent on arginine, including the identification of patients with Arginase I deficiency or development or identification of a test, if needed, to screen for those cancer patients;

∎	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
∎

we may have difficulty partnering with experienced CROs that can screen for patients with tumors or hematological malignancies dependent on arginine that AEB1102 is designed to target and with CROs that can run our clinical trials effectively;

∎

regulators may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

∎	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; or
∎	there may be changes in governmental regulations or administrative actions.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully initiate or complete clinical trials of our product candidates or other testing, if the results of these trials or tests do not demonstrate sufficient clinical benefit or if our product candidates do not have an acceptable safety profile, we may:

∎	be delayed in obtaining marketing approval for our product candidates;
∎	not obtain marketing approval at all;
∎	obtain approval for indications or patient populations that are not as broad as intended or desired;
∎

obtain approval with labeling that includes significant use or distribution restrictions or safety warnings that would reduce the potential market for our product candidates or inhibit our ability to successfully commercialize our product candidates;

∎	be subject to additional post-marketing restrictions and/or testing requirements; or
∎	have the product removed from the market after obtaining marketing approval.

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

We have only recently initiated our clinical trials for AEB1102 for the treatment of patients with advanced solid tumors, Arginase I deficiency and hematological malignancies. Given the nature of the patient population enrolled in these trials, we have observed and expect to continue to observe serious adverse events which could be related or unrelated to AEB1102. For example, in our Phase 1 trial for AEB1102 for the treatment of patients with advanced solid tumors, we have observed serious adverse events in some patients, including death, none of which have been assessed as related to the administration of AEB1102. Similarly, in our Phase 1 trial for the treatment of patients with hematological malignancies, we have observed serious adverse events in some patients, none of which have been assessed as related to the administration of the AEB1102. To date, principal investigators do not consider any of these serious adverse events to be drug-related. Subjects in our ongoing and planned clinical trials may suffer significant serious adverse events, including those that are drug-related, or other side effects not observed in our nonclinical studies, including, but not limited to, immune responses, organ toxicities such as liver, heart or kidney or other tolerability issues. We have not dosed any of our other product candidates in humans.

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

Patient enrollment is affected by factors including:

∎	the severity of the disease under investigation;
∎	the design of the clinical trial protocol;
∎	the novelty of the product candidate and acceptance by physicians;
∎	the patient eligibility criteria for the study in question;
∎	the size of the total patient population;
∎	the design of the clinical trials;
∎	the perceived risks and benefits of the product candidate under study;
∎	our payments for conducting clinical trials;
∎	the patient referral practices of physicians;
∎	the ability to monitor patients adequately during and after treatment with the product candidate; and
∎	the proximity and availability of clinical trial sites for prospective patients.

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

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and physicians may continue to rely on these treatments instead of adopting the use of AEB1102 for the treatment of patients with arginine dependent cancers. In addition, many new drugs have been recently approved and many more are in the pipeline to treat patients with cancer. Additionally, current treatments for Arginase I deficiency include dietary protein restriction and, in some instances, ammonia-scavenging drugs such as RAVICTI (glycerol phenylbutyrate). If our product candidates do not achieve an adequate level of acceptance, we may never generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

∎	their efficacy, safety and other potential advantages compared to alternative treatments;
∎	our ability to offer them for sale at competitive prices;
∎	their convenience and ease of administration compared to alternative treatments;
∎	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
∎	the strength of marketing and distribution support;
∎	the availability of third-party coverage and adequate reimbursement for our product candidates;
∎	the prevalence and severity of their side effects;
∎	any restrictions on the use of our product candidates together with other medications;
∎	interactions of our product candidates with other products patients are taking; and
∎	inability of patients with certain medical histories to take our product candidates.

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

Our ability to compete successfully will depend largely on our ability to leverage our experience in product candidate discovery and development to:

∎	discover and develop product candidates that are superior to other products in the market;
∎	attract qualified scientific, product development and commercial personnel;
∎	obtain and maintain patent and/or other proprietary protection for our product candidates and technologies;
∎	obtain required regulatory approvals; and
∎	successfully collaborate with research institutions or pharmaceutical companies in the discovery, development and commercialization of new product candidates.

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

We are an early-stage clinical development company with a limited operating history, and, as of September 30, 2016, had only 31 employees, including five executive officers. We are highly dependent on the research and development, clinical and business development expertise of Dr. David G. Lowe, our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, facilitate regulatory approval of and commercialize product candidates. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. For instance, in October 2016, Sandra Rojas-Caro resigned from her position as Chief Medical Officer and we are currently in the process of searching for a new Chief Medical Officer. There is no assurance that a qualified individual will be found timely or engaged on acceptable terms. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.

In addition, we rely on consultants and advisors, including scientific and clinical advisors such as our scientific advisory board, to assist us in formulating our discovery and nonclinical development and commercialization strategy. Our consultants and advisors, including members of our scientific advisory board, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

We currently rely and will continue to rely on third parties to provide manufacturing, discovery and clinical development capabilities. For example, we rely on the University of Texas at Austin to provide research under our sponsored research agreement, and we rely on our strategic partner KBI to manufacture and supply nonclinical and clinical trial quantities of the biological substance of our lead product candidate, AEB1102 and pipeline product candidates. We also expect to rely on KBI to manufacture and supply commercial quantities of AEB1102. Until we develop our own drug discovery capabilities, we will continue to depend on third parties such as the University of Texas at Austin for the identification of future targets for our product candidates.

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

We do not own or operate facilities for the manufacture of our product candidates, and we do not have any manufacturing personnel. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties, including KBI and Lyophilization Services of New England, Inc., for the manufacture of our product candidates for nonclinical studies and for our existing and future planned clinical trials. We also expect to rely on third parties, including KBI, for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

The formulation used in early studies is not a final formulation for commercialization. If we are unable to demonstrate that our commercial scale product is comparable to the product used in clinical trials, we may not receive regulatory approval for that product without additional clinical trials. We have contracted with KBI for certain studies related to potential commercial scale manufacturing of AEB1102, but there is no guarantee that such studies will be completed successfully, on time, or at all. We also cannot guarantee that we will be able to make any required modifications within currently anticipated timeframes or that such modifications, if and when made, will obtain regulatory approval or that the new processes or modified processes will be successfully implemented by or transferred to any third-party contract suppliers within currently anticipated timeframes. These may require additional studies, and may delay our clinical trials and/or commercialization.

We expect to rely on third-party manufacturers, including KBI, or third-party strategic partners for the manufacture of commercial supply of any product candidates for which our strategic partners or we obtain marketing approval. We may be unable to establish any additional agreements with third-party manufacturers, including KBI, or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers on acceptable terms, such third-party manufacturers may have limited experience manufacturing pharmaceutical drugs for commercialization, and reliance on third-party manufacturers for the commercial supply of our products may expose us to various risks, including:

∎	possible noncompliance by the third party with regulatory requirements and quality assurance;
∎	the possible breach of the manufacturing agreement by the third party;
∎	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
∎	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

We do not plan to develop companion diagnostics internally and, as a result, we are dependent on the efforts of our third-party strategic partners to successfully commercialize any needed companion diagnostics. Our strategic partners:

∎	may not perform their obligations as expected;
∎	may encounter production difficulties that could constrain the supply of the companion diagnostics;
∎	may have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community;
∎	may not pursue commercialization of any companion diagnostics;
∎

may elect not to continue or renew commercialization programs based on changes in the strategic partners’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

∎	may not commit sufficient resources to the marketing and distribution of such companion diagnostic product candidates; and
∎	may terminate their relationship with us.

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

Approval of our product candidates may be delayed or refused for many reasons, including the following:

∎	the FDA, EMA, MHRA or other comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
∎

we may be unable to demonstrate to the satisfaction of the FDA, EMA, MHRA or other comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications;

∎	the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA, MHRA or other comparable foreign regulatory authorities for approval;
∎	we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;
∎	the FDA, EMA, MHRA or other comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical programs or clinical trials;
∎

the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA, EMA, MHRA or other comparable foreign regulatory authorities to support the submission of a BLA, MAA or other comparable submission in other jurisdictions or to obtain regulatory approval in the United States or elsewhere;

∎	the facilities of the third-party manufacturers with which we partner may not be adequate to support approval of our product candidates; and
∎	the approval policies or regulations of the FDA, EMA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

∎

the trial or trials required to verify the predicted clinical benefit of our product candidate fail to verify such benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug;

∎	other evidence demonstrates that our product candidate is not shown to be safe or effective under the conditions of use;
∎	we fail to conduct any required post-approval trial of our product candidate with due diligence; or
∎	we disseminate false or misleading promotional materials relating to the relevant product candidate.

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

In addition, later discovery of previously unknown adverse events or other problems with our product candidates, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

∎	restrictions on such product candidates, manufacturers or manufacturing processes;
∎	restrictions on the labeling or marketing of a product;
∎	restrictions on product distribution or use;
∎	requirements to conduct post-marketing studies or clinical trials;
∎	warning or untitled letters;
∎	withdrawal of any approved product from the market;
∎	refusal to approve pending applications or supplements to approved applications that we submit;
∎	recall of product candidates;
∎	fines, restitution or disgorgement of profits or revenues;
∎	suspension or withdrawal of marketing approvals;
∎	refusal to permit the import or export of our product candidates;
∎	product seizure; or
∎	injunctions or the imposition of civil or criminal penalties.

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

∎

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

∎

the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

∎

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

∎

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

∎

federal law requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals, which includes annual data collection and reporting obligations. The information was made publicly available on a searchable website in September 2014 and will be disclosed on an annual basis; and

∎

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

Among the provisions of the ACA of importance to our potential product candidates are the following:

∎	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;
∎	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
∎	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
∎	a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;
∎	extension of manufacturers’ Medicaid rebate liability to manage care initiation;
∎	expansion of eligibility criteria for Medicaid programs;
∎	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
∎	requirements to report financial arrangements with physicians and teaching hospitals;
∎	a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
∎	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

We partner with the University of Texas at Austin, which is a U.S. academic institution, in order to accelerate our discovery and nonclinical development work under a Sponsored Research Agreement. Under the Sponsored Research Agreement, we made payments of $645,000 and $563,000 for the nine months ended September 30, 2016 and 2015, respectively, to sponsor research in the laboratory of our director, Dr. George Georgiou, at the University of Texas at Austin on the engineering, optimization and initial animal validation of human enzymes to determine the systemic depletion of amino acids for cancer therapy and analyze enzyme replacement for the treatment of patients having inborn metabolic defects.

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

We rely on trade secret protection to protect our interests in proprietary know-how and in processes for which patents are difficult to obtain or enforce. We may not be able to protect our trade secrets adequately. We have a policy of requiring our consultants, advisors and strategic partners to enter into confidentiality agreements and our employees to enter into invention, non-disclosure and non-compete agreements. However, no assurance can be given that we have entered into appropriate agreements with all parties that have had access to our trade secrets, know-how or other proprietary information. There is also no assurance that such agreements will provide for a meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of information. Furthermore, we cannot provide assurance that any of our employees, consultants, contract personnel, or strategic partners, including members of the scientific advisory board, either accidentally or through willful misconduct, will not cause serious damage to our programs and/or our strategy, for example by disclosing important trade secrets, know-how or proprietary information to our competitors. It is also possible that our trade secrets, know-how or other proprietary information could be obtained by third parties as a result of breaches of our physical or electronic security systems. Any disclosure of confidential data into the public domain or to third parties could allow our competitors to learn our trade secrets and use the information in competition against us. In addition, others may independently discover our trade secrets and proprietary information. Any action to enforce our rights is likely to be time consuming and expensive, and may ultimately be unsuccessful, or may result in a remedy that is not commercially valuable. These risks are accentuated in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States or Europe. Any unauthorized disclosure of our trade secrets or proprietary information could harm our competitive position.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to control all matters submitted to stockholders for approval.

Our executive officers and directors, combined with our stockholders who each owned more than 5% of our outstanding common stock, including shares sold in our IPO, in the aggregate, beneficially own shares representing approximately 63% of our capital stock based on 13,430,833 shares of common stock outstanding as of September 30, 2016. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

∎	delay, defer or prevent a change in control;
∎	entrench our management and the board of directors; or
∎	impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire or may result in you obtaining a premium for your shares.

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

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

∎	establish a classified board of directors such that only one of three classes of directors is elected each year;
∎	allow the authorized number of our directors to be changed only by resolution of our board of directors;
∎	limit the manner in which stockholders can remove directors from our board of directors;
∎	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
∎	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
∎	limit who may call stockholder meetings;
∎

authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

∎

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

Our stock price is volatile. The stock market in general and the market for smaller biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

∎	the success of competitive products or technologies;
∎	results of ongoing or planned clinical trials of our product candidates or those of our competitors;
∎	regulatory or legal developments in the United States and other countries;
∎	developments or disputes concerning patent applications, issued patents or other proprietary rights;
∎	the recruitment or departure of key personnel;
∎	the level of expenses related to any of our product candidates or clinical development programs;
∎	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
∎	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
∎	operating results that fail to meet expectations of securities analysts that cover our company;
∎	variations in our financial results or those of companies that are perceived to be similar to us;
∎	changes in the structure of healthcare payment systems;
∎	market conditions in the pharmaceutical and biotechnology sectors;
∎	general economic and market conditions; and
∎	the other factors described in this “Risk Factors” section.

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

Our management has broad discretion in the application of the net proceeds from the IPO, and you will not have the opportunity as part of your investment decision to assess whether the net proceeds are being used appropriately. Our management could spend the net proceeds from the IPO in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest the net proceeds from our IPO in a manner that does not produce income or that loses value.

Future sales of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

As of September 30, 2016, holders of an aggregate of approximately 7.2 million shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in Securities Act registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market. Moreover, we have also registered under the Securities Act the approximately 1.8 million shares of common stock that we may issue under our equity compensation plans.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

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

∎

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

∎	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting of Section 404(b) of the Sarbanes-Oxley Act;
∎

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

∎	reduced disclosure obligations regarding executive compensation; and
∎	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the

Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain and maintain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. It is possible that we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which are outside of our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs and other pre-change tax attributes to offset U.S. federal taxable income or taxes may be subject to limitations, which could potentially result in increased future tax liability to us. Our NOLs and other tax attributes arising before the Conversion also may be limited by the Separate Return Limitation Year rule, which could increase our U.S. federal tax liability. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

10.1*

First Amendment to Office Lease and Assignment and Assumption of Lease dated September 20, 2016 to Office Lease dated November 24, 2014, between Barton Oaks Office Center, LLC, Aeglea Development Company, Inc., and Aeglea BioTherapeutics, Inc.

10.2*†

Sponsored Research Agreement No. UTA13-001113, dated December 24, 2013, between The University of Texas at Austin and Aeglea BioTherapeutics, Inc., Aeglea Development Company, Inc., AERase, Inc., AEMase, Inc., AECase, Inc., AE4ase, Inc., AE5ase, Inc. and AE6ase., Inc., as amended.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Portions of this exhibit have been omitted based on an application for confidential treatment submitted to the SEC. The omitted portions of this exhibit have been filed separately with the SEC.
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

Date: November 9, 2016

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ David G. Lowe, Ph.D.
David G. Lowe, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2016

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Charles N. York II
Charles N. York II
Chief Financial Officer and Vice President
(Principal Accounting Officer and Principal Financial Officer and duly Authorized Signatory)

EXHIBIT INDEX

Exhibit
Number	Description

10.1*

First Amendment to Office Lease and Assignment and Assumption of Lease dated September 20, 2016 to Office Lease dated November 24, 2014, between Barton Oaks Office Center, LLC, Aeglea Development Company, Inc., and Aeglea BioTherapeutics, Inc.

10.2*†

Sponsored Research Agreement No. UTA13-001113, dated December 24, 2013, between The University of Texas at Austin and Aeglea BioTherapeutics, Inc., Aeglea Development Company, Inc., AERase, Inc., AEMase, Inc., AECase, Inc., AE4ase, Inc., AE5ase, Inc. and AE6ase., Inc., as amended.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Portions of this exhibit have been omitted based on an application for confidential treatment submitted to the SEC. The omitted portions of this exhibit have been filed separately with the SEC.
(1)

The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section.  Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.