Form 10-Q
period 2017-03-31
Aeglea BioTherapeutics, Inc.
filed 2017-05-09
CIK 1636282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)
Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2017, the registrant had 13,452,260 shares of common stock, $0.0001 par value per share, outstanding.

AEGLEA BIOTHERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

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

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,801	$47,748
Marketable securities	41,067	15,754
Accounts receivable - grant	981	1,215
Prepaid expenses and other current assets	1,456	1,707
Total current assets	60,305	66,424
Property and equipment, net	822	599
Other non-current assets	140	40
TOTAL ASSETS	$61,267	$67,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$267	$168
Deferred revenue	51	71
Accrued and other current liabilities	3,639	3,726
Total current liabilities	3,957	3,965
Other non-current liabilities	127	132
TOTAL LIABILITIES	4,084	4,097
Commitments and Contingencies (Notes 9 and 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2017 and December 31, 2016; no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 13,452,260 shares and 13,430,833 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	108,743	108,246
Accumulated other comprehensive loss	(37)	(4)
Accumulated deficit	(51,524)	(45,277)
TOTAL STOCKHOLDERS’ EQUITY	57,183	62,966
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,267	$67,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Grant	$982	$859

Operating expenses:
Research and development	$4,949	$3,596
General and administrative	2,364	1,830
Total operating expenses	7,313	5,426
Loss from operations	(6,331)	(4,567)

Other income (expense):
Interest income	95	26
Other expense, net	(11)	(6)
Total other income	84	20
Net loss	$(6,247)	$(4,547)

Net loss per share, basic and diluted	$(0.47)	$(7.10)
Weighted-average common shares outstanding, basic and diluted	13,365,823	640,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(6,247)	$(4,547)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(33)	4
Total comprehensive loss	$(6,280)	$(4,543)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,247)	$(4,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	29
Purchase premium on marketable securities	(55)	(16)
Amortization of premium on marketable securities	49	8
Deferred rent	5	—
Amortization of lease allowance liability	(10)	(6)
Stock-based compensation	401	140
Research and development services settled with convertible preferred stock	—	20
Changes in operating assets and liabilities:
Accounts receivable - grant	234	79
Prepaid expenses and other assets	151	(431)
Accounts payable	95	261
Deferred revenue	(20)	—
Accrued and other liabilities	(87)	475
Net cash used in operating activities	(5,432)	(3,988)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(271)	(2)
Purchases of marketable securities	(32,780)	(2,940)
Proceeds from maturities of marketable securities	7,440	1,750
Net cash used in investing activities	(25,611)	(1,192)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred offering costs	—	(98)
Proceeds from employee stock plan purchases and issuance of common stock	96	—
Net cash provided (used) by financing activities	96	(98)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,947)	(5,278)

CASH AND CASH EQUIVALENTS
Beginning of period	47,748	29,294
End of period	$16,801	$24,016
Supplemental Disclosure of Non-Cash Investing and Financing Information:
Unpaid amounts related to purchase of property and equipment	$4	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

1. The Company and Basis of Presentation

Aeglea BioTherapeutics, Inc. (“Aeglea” or the “Company”) is a clinical-stage biotechnology company committed to developing enzyme-based therapeutics in the field of amino acid metabolism to treat rare genetic diseases and cancer. The Company was formed as a Limited Liability Company (LLC) in Delaware on December 16, 2013 under the name Aeglea BioTherapeutics Holdings, LLC and was converted from a Delaware LLC to a Delaware corporation (the “LLC Conversion”) on March 10, 2015.  The Company operates in one segment and has its principal offices in Austin, Texas.

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

In connection with the IPO, the Company amended its Restated Certificate of Incorporation to change the authorized capital stock to 510,000,000 shares of which 500,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock, all with a par value of $0.0001 per share. There are no shares of preferred stock outstanding as of March 31, 2017.

Liquidity

As of March 31, 2017, the Company had working capital of $56.3 million, an accumulated deficit of $51.5 million, and cash, cash equivalents, and marketable securities of $57.9 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s products will require significant additional financing.

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of March 31, 2017, and its results of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other future annual or interim period. The December 31, 2016 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2016 as filed with the SEC.

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

Marketable Securities

All investments have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase. The Company may or may not hold securities with stated maturities greater than one year until maturity. All available-for-sale securities are considered available to support current operations and are classified as current assets.

Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific-identification method. There were no realized gains or losses on marketable securities for the three months ended March 31, 2017 and 2016. Interest on marketable securities is included in interest income.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the three months ended March 31, 2017 and 2016.

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

Leases

The Company entered into lease agreements for its office and laboratory facilities. The leases are classified as operating leases. The Company records rent expense on a straight-line basis over the term of the leases and, accordingly records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Incentives granted under the Company’s facilities leases, including allowances to fund leasehold improvements, are deferred and are recognized as adjustments to rental expense on a straight-line basis over the term of the lease.

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

Revenue Recognition

The Company’s sole source of revenue is grant revenue related to a $19.8 million research grant received from the Cancer Prevention and Research Institute of Texas (“CPRIT”), covering a four-year period from June 1, 2014 through May 31, 2018. Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that the conditions of the award have been met for collection. Proceeds received prior to the costs being incurred or the conditions of the award being met are recognized as deferred revenue until the services are performed and the conditions of the award are met (see Note 5).

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

Stock-Based Compensation

The Company recognizes the cost of stock-based awards granted to employees based on the estimated grant-date fair values of the awards. The value of the award is recognized as expense ratably over the requisite service period. The Company recognizes the compensation costs for awards that vest over several years on a straight-line basis over the vesting period. Forfeitures are recognized when they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise. The Company recognizes the cost of stock-based awards granted to nonemployees at their then-current fair values as services are performed, and are remeasured through the counterparty performance date.

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

Comprehensive Loss

Comprehensive loss is the change in stockholders’ equity from transactions and other events and circumstances other than those resulting from investments by stockholders and distributions to stockholders. The Company’s other comprehensive income (loss) is currently comprised of changes in unrealized gains and losses on available-for-sale securities.

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on the Company’s results of operations or financial position as of March 31, 2017 and December 31, 2016.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018 and requires modified retrospective application. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements, but expect the impact to be limited to the operating lease agreements for the office and laboratory spaces in Austin, Texas.

3. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$3,781	$—	$—	$3,781
Reverse repurchase agreements	10,250	—	—	10,250
Total cash equivalents	14,031	—	—	14,031

Marketable securities:
US government and agency securities	41,104	—	(37)	41,067
Total marketable securities	$41,104	$—	$(37)	$41,067

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$4,584	$—	$—	$4,584
Reverse repurchase agreements	39,250	—	—	39,250
Total cash equivalents	43,834	—	—	43,834

Marketable securities:
US government and agency securities	15,758	—	(4)	15,754
Total marketable securities	$15,758	$—	$(4)	$15,754

The reverse repurchase agreements are settled in cash nightly, and as such are classified as cash equivalents.

As of March 31, 2017 and December 31, 2016, the Company held 22 and nine debt securities, respectively, that were in an unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position as of March 31, 2017 and December 31, 2016 were $41.1 million and $15.8 million, respectively, with no individual securities in a significant unrealized loss position. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions and would not be required to sell the securities before recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of March 31, 2017 and December 31, 2016.

The following tables summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	March 31,	December 31,
	2017	2016
Due in one year or less	$39,075	$15,754
Due in 1 - 2 years	1,992	—
Total marketable securities	$41,067	$15,754

The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued compensation	$759	$1,270
Accrued contracted research and development costs	2,022	1,749
Accrued professional and consulting fees	743	480
Accrued other and other current liabilities	115	227
Total accrued and other current liabilities	$3,639	$3,726

5. Grant Revenues

In June 2015, the Company entered into a Cancer Research Grant Contract (“Grant Contract”) with CPRIT, under which CPRIT awarded a grant not to exceed $19.8 million for use in developing cancer treatments by exploiting the metabolism of cancer cells. The Grant Contract covers a four-year period from June 1, 2014 through May 31, 2018.

Upon commercialization of the product, the terms of the Grant Contract require the Company to pay tiered royalties in the low to mid-single digit percentages. Such royalties reduce to less than one percent after a mid-single-digit multiple of the grant funds have been paid to CPRIT in royalties.

The Company recognized grant revenue of $982,000 and $859,000 in the three months ended March 31, 2017 and 2016, respectively, for qualified expenditures under the grant. As of March 31, 2017 and December 31, 2016, the Company had an outstanding grant receivable of $981,000 and $1.2 million, respectively, for the grant expenditures that were paid but had not been reimbursed and deferred revenue of $51,000 and $71,000, respectively, for proceeds received but for which the costs had not been incurred or the conditions of the award had not been met.

6. Stock-Based Compensation

The 2016 Equity Incentive Plan (“2016 Plan”) provides for an automatic annual increase in the number of shares available for issuance thereunder, to be added on the first day of each fiscal year, beginning on January 1, 2017 and continuing through 2023, up to 4% of the outstanding number of shares of the Company’s common stock on the December 31 immediately prior to the date of increase, provided that an increase is only effective if the Company’s board of directors either confirmed the automatic increase or approved the increase of a lesser number of shares prior to January 1 of each relevant year. As a result of this provision, on January 1, 2017, an additional 537,233 shares became available for issuance under the 2016 Plan.

The Company granted equity awards under its 2015 Equity Incentive Plan (“2015 Plan”) until April 2016 when it was terminated as to future awards, although it continues to govern the terms of awards that remain outstanding under the 2015 Plan. In connection with the Company’s adoption of the 2016 Plan, all remaining shares available for future issuance under the 2015 Plan were transferred to the 2016 Plan.

During the three months ended March 31, 2017 and 2016, the Company issued an aggregate of 772,800 and 84,417 options, respectively, to purchase common stock under its equity incentive plans for an aggregate fair value of $4,161,205 and $332,000, respectively. Additionally, the Company issued and sold 18,184 shares under the 2016 Employee Stock Purchase Plan (“2016 ESPP”) for aggregate cash proceeds of $78,000 during the three months ended March 31, 2017. There were no shares issued and sold under the 2016 ESPP during the three months ended March 31, 2016.

Total stock-based compensation expense related to the Company’s equity incentive plans and 2016 ESPP was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$110	$54
General and administrative	291	86
Total stock-based compensation expense	$401	$140

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the equity incentive plans and the shares purchasable under the 2016 ESPP during the periods presented:

	Three Months Ended March 31,
	2017	2016
Equity Incentive Plans
Expected term	5.99	5.94
Expected volatility	86%	87%
Risk-free interest	2.13%	1.26%
Dividend yield	0%	0%

2016 ESPP
Expected term	0.50	—
Expected volatility	79%	—
Risk-free interest	0.68%	—
Dividend yield	0%	—

7. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables sets forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$3,781	$—	$—	$3,781
Reverse repurchase agreements	—	10,250	—	10,250
US government and agency securities	—	41,067	—	41,067
Total financial assets	$3,781	$51,317	$—	$55,098

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$4,584	$—	$—	$4,584
Reverse repurchase agreements	—	39,250	—	39,250
US government and agency securities	—	15,754	—	15,754
Total financial assets	$4,584	$55,004	$—	$59,588

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

8. Net Loss Per Share Attributable to Common Stockholders

The Company computed net loss attributable per common stockholder using the two-class method required for participating securities through the date of the IPO. Immediately prior to the IPO, all outstanding convertible preferred stock was converted into common stock (see Note 1). The Company considered convertible preferred stock to be participating securities. In the event that the Company had paid out distributions, holders of convertible preferred stock would have participated in the distribution.

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

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2017	2016
Series A convertible preferred stock	—	2,172,520
Series B convertible preferred stock	—	4,999,976
Unvested restricted common stock	74,013	116,635
Options to purchase common stock	1,330,481	588,832

9. Research and License Agreements

University Research Agreement

In December 2013, the Company entered into a research agreement with the University of Texas at Austin (the “University”). Under the terms of this research agreement, the Company engaged the University to perform certain nonclinical research activities related to the systemic depletion of amino acids for cancer therapy and rare disease therapy.

Under the research agreement, the Company was required to pay the University an annual amount not to exceed $386,000 during the one year term of the agreement from the effective date. Pursuant to subsequent amendments to the research agreement, the term and maximum expenditure limitation were extended and increased through August 31, 2017 for a combined $1.8 million. For the three months ended March 31, 2017 and 2016, the Company paid $188,000 and $457,000, respectively, the University under the research agreement.

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

In January 2017, the Company entered into an Amended and Restated Patent License Agreement (the “Restated License”) with the University which consolidated the two license agreements, revised certain obligations, and licensed additional patent applications and invention disclosures to the Company. Pursuant to the terms of the Restated License, the Company may be required to pay the University up to $6.4 million milestone payments based on the achievement of certain development milestones, including clinical trials and regulatory approvals, the majority of which are due upon the achievement of later development milestones, including a $5.0 million payment due on regulatory approval of a product and a $500,000 payment payable on final regulatory approval of a product for a second indication. In addition, the Company is required to pay the University a low single-digit royalty on worldwide-net sales of products covered under the Restated License, together with a revenue share on non-royalty consideration received from sublicensees. The rate of the revenue share ranges from 6.5% to 25% depending on the date the sublicense agreement is signed.

10. Related Party Transactions

The spouse of the Company’s Chief Executive Officer previously provided consulting services to the Company. For the three months ended March 31, 2017, there were no payments made to the spouse in consulting fees. For the three months ended March 31, 2016, the Company paid $129,000 to the spouse in consulting fees, which were recorded in Research and Development expenses. As of March 31, 2017 and December 31, 2016, the Company had no outstanding liability to the related party.

One of the founders, a non-employee member of the Company’s Board of Directors, entered into a consulting agreement with the Company in 2014 under which the founder would receive $50,000 per year for a fixed number of hours of consulting and advisory services and receive equity incentive shares, which converted into 43,290 restricted stock awards and 13,852 stock options upon the LLC Conversion, with the vesting contingent on time and performance milestones being achieved. For the three months ended March 31, 2017, there were no payments made to the Founder under the consulting agreement. For the three months ended March 31, 2016, the Company paid $13,000 to the Founder under the consulting agreement. As of March 31, 2017 and December 31, 2016, the Company had no outstanding liability to the related party.

11. Commitments and Contingencies

The Company leases office space in Austin, Texas under an operating lease that commenced in January 2015. The lease was amended in September 2016 to increase office space and extend the term to December 31, 2020.

Under the terms of the amended office lease agreement, the security deposit requirement was set at $39,000 until the expiration of the lease. The lessor is entitled to retain all or any part of the security deposit for payment in the event of any uncured default by the Company under the terms of the lease.

In February 2017, the Company entered into a lease agreement for laboratory facilities in Austin, Texas under an operating lease, which will expire in December 2017.

The following table summarizes the Company’s future minimum lease commitments as of March 31, 2017 (in thousands):

Year ending December 31:
2017	$314
2018	283
2019	291
2020	300
2021	—
Total minimum lease payments	$1,188

For the three months ended March 31, 2017 and 2016, the Company incurred $76,000 and $35,000, respectively, in rent expense under noncancellable operating leases.

12. Subsequent Events

On April 21, 2017, the Company appointed a member of its board of directors as interim chief medical officer (“interim CMO”). Under the employment agreement, the interim CMO will receive a salary of $27,000 per month and an option to purchase 24,000 shares of common stock, subject to a service condition.

On May 1, 2017, the Company filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by the Company of up to $150 million of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and debt securities, subscription rights to purchase common stock, preferred stock and debt securities, and units consisting of all or some of these securities. The shelf registration statement has not been declared effective by the SEC. Up to $20 million of the maximum aggregate offering price of $150 million under the registration statement, if declared effective by the SEC, may be issued and sold pursuant to an “at-the-market” offering for sales of the Company’s common stock pursuant to a sales agreement between the Company and JonesTrading Institutional Services LLC.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 23, 2017. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.”

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

Our lead product candidate, AEB1102, is engineered to degrade the amino acid arginine and is being developed to treat two extremes of arginine metabolism, including arginine excess in patients with Arginase 1 Deficiency, an IEM, as well as some cancers which have been shown to have a metabolic dependence on arginine. AEB1102 has demonstrated clinical proof-of-mechanism in both scenarios. In a Phase 1 clinical trial for the treatment of patients with Arginase 1 Deficiency, a dose-proportional reduction in plasma arginine levels was observed in two patients. A reduction in blood arginine levels was also observed in Phase 1 clinical trials for the treatment of patients with advanced solid tumors and the hematological malignancies relapsed refractory acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS. These preliminary results support its potential use as a therapeutic of both Arginase 1 Deficiency and certain cancers associated with abnormal amino acid metabolism.

We are conducting three clinical trials for AEB1102, consisting of one Phase 1/2 clinical trial for the treatment of Arginase 1 Deficiency and two Phase 1 clinical trials for the treatment of certain cancers.

•

Arginase 1 Deficiency. Following completion of dosing for the first two adult patients in our Phase 1 clinical trial for the treatment of patients with Arginase 1 Deficiency, we submitted a protocol amendment in November 2016 to broaden the scope of our Phase 1 trial into a Phase 1/2 trial. The amended protocol includes dosing of pediatric patients (two and older) and weekly repeat dosing, with the intent to assess the safety, tolerability, pharmacokinetics, pharmacodynamics, and clinical response of AEB1102 in patients with this IEM. In the first quarter of 2017, we received Institutional Review Board, or IRB, approval for the Phase 1/2 protocol for the treatment of patients with Arginase 1 Deficiency at multiple IRBs. In March 2017, we received an information request from the FDA which included comments and recommendations on the protocol amendment and a request for supporting documents based on their review of our completed toxicology studies, our dose escalation plan and our information to support the inclusion of pediatric patients. As recommended by the FDA, we replied with supporting information and completed a follow-up meeting. At this time, we believe our Phase 1/2 protocol provides an appropriate path to evaluate the safety and tolerability of AEB1102 in pediatric patients, and pending FDA feedback, we plan to initiate dosing in pediatric patients in the middle of 2017. In March 2017, we announced results from the first two adult patients in our Phase 1 clinical trial for the treatment of Arginase 1 Deficiency at the 2017 American College of Medical Genetics and Genomics Annual Clinical Genetics Meeting, or ACMG Annual Meeting. We intend to continue enrollment of adult patients and plan to dose additional adult patients in the middle of 2017. Topline data from this trial is expected in the first half of 2018.

•

Advanced Solid Tumors. In October 2015, we initiated enrollment for a Phase 1 dose escalation trial for cancer patients with advanced solid tumors. In this ongoing trial, AEB1102 is well-tolerated and patients have demonstrated a reduction in blood arginine levels, providing proof-of-mechanism. We expect to announce results of this Phase 1 dose escalation in patients with advanced solid tumors and anticipate initiating expansion arms in specific solid tumor types, potentially in combination with existing or emerging standards of care, in the fourth quarter of 2017 or the first quarter of 2018.

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

We are also building a pipeline of additional product candidates targeting key amino acids and other metabolites, including homocystine, a target for another IEM as well as cysteine, and its oxidized form cystine, and methionine, for cancer indications.

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

We have not recorded revenue from product sales and all of our revenue to date has been grant revenue. Since our inception, and through March 31, 2017, we have raised an aggregate of $109.7 million to fund our operations through sale and issuance of convertible preferred and common equity securities and collected $10.8 million in grant proceeds. As of March 31, 2017, we had cash, cash equivalents, and marketable securities of $57.9 million.

We have incurred net losses in each year since inception. Our net losses were $6.2 million and $4.5 million for the three months ended March 31, 2017 and 2016, respectively, and have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of March 31, 2017, we had an accumulated deficit of $51.5 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase significantly as we continue our clinical and diagnostic development activities for our lead product candidate, AEB1102; concurrently develop our pipeline product candidates; expand and protect our intellectual property portfolio; and hire additional personnel. In addition, we have incurred and expect to continue to incur additional costs associated with operating as a public company.

Recent Developments

In April 2017, we presented preclinical data at the 2017 American Association of Cancer Research (AACR) Annual Meeting, which demonstrated that reducing systemic arginine with AEB1102 in preclinical models did not suppress the immune response induced by anti-PD-1 and anti-PD-L1, and exerted an additive anti-tumor and synergistic survival benefit.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for the discovery and development of our product candidates, most notably, our lead product candidate AEB1102. Since we currently do not have manufacturing capabilities and did not have an internal research laboratory before February 2017, we contracted with external providers for nonclinical studies, clinical trials and manufacturing services. Our research and development expenses include:

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, operations, and human resources functions. Other significant costs include legal fees relating to corporate matters and fees for insurance, accounting, consulting, and recruiting services.

We expect that our general and administrative expenses will increase in the future to support our continued research and development activities, and the potential commercialization of our product candidates. These increases will likely include higher costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we have incurred and expect to continue to incur increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with NASDAQ listing rules and SEC requirements, insurance and investor relations costs.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Dollar
	2017	2016	Change	% Change
	(dollars in thousands)
Revenues:
Grant	$982	$859	$123	14%
Operating expenses:
Research and development	$4,949	$3,596	$1,353	38%
General and administrative	2,364	1,830	534	29%
Total operating expenses	7,313	5,426	1,887	35%
Loss from operations	(6,331)	(4,567)	(1,764)	39%
Interest income	95	26	69	*
Other expense, net	(11)	(6)	(5)	83%
Net loss	$(6,247)	$(4,547)	$(1,700)	37%

*	Percentage not meaningful

Grant Revenues.  Grant revenues increased by $0.1 million, or 14%, to $1.0 million for the three months ended March 31, 2017 from $0.9 million for the three months ended March 31, 2016. The increase was primarily due to additional research and development costs associated with the clinical trials for AEB1102 in patients with advanced solid tumors and the hematological malignancies AML and MDS, for which we received grant revenue pursuant to the Grant Contract.

Research and Development Expenses.  Research and development expenses increased by $1.3 million, or 38%, to $4.9 million for the three months ended March 31, 2017 from $3.6 million for the three months ended March 31, 2016. The change in research and development expenses was primarily due to:

•

Higher personnel-related expenses, which increased by $0.8 million as a result of additional employee headcount to expand our internal regulatory, research laboratory, and clinical development capabilities;

•	Higher manufacturing expenses, which increased by $0.6 million as a result of scaling-up the development and clinical manufacturing for AEB1102 and manufacturing activities for pipeline development;
•

Higher clinical development expenses, which increased by $0.3 million as a result of initiating our Phase 1 dose escalation trial for AEB1102 in patients with Arginase 1 Deficiency in June 2016 and our Phase 1 trial for AEB1102 in patients with hematological malignancies in July 2016;

•

Higher intellectual property-related expenses, which increased by $0.2 million as a result of amending and consolidating license agreements with the University of Texas at Austin for our product candidates AEB3103 and AEB2109; and

•	Lower nonclinical expenses, which decreased by $0.6 million as a result of completing toxicology studies in 2016 for the preparation of multi-dose clinical trials related to AEB1102.

General and Administrative Expenses.    General and administrative expenses increased by $0.5 million, or 29%, to $2.3 million for the three months ended March 31, 2017 from $1.8 million for the three months ended March 31, 2016. The increase in general and administrative expenses was primarily due to an increase of $0.4 million in employee compensation, recruiting, and travel expenses and $0.1 million in insurance and other administrative costs associated with being a public company.

Interest Income.    Interest income consists of interest earned on our cash, cash equivalents, and marketable securities. The increase in interest income to $95,000 for the three months ended March 31, 2017 from $26,000 for the three months ended March 31, 2016 was primarily due to the investment of additional funds received as a result of our IPO in April 2016.

Liquidity and Capital Resources

Sources of liquidity

We are a clinical-stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. Since our inception and through March 31, 2017, we have funded our operations by raising an aggregate of $109.7 million of gross proceeds from the sale and issuance of convertible preferred and common equity securities and collecting $10.8 million in grant proceeds. Additionally, we entered into an agreement with a contract manufacturing organization, or CMO, in 2013 whereby we issued convertible preferred shares to the CMO in exchange for services performed, with the obligation fully satisfied in June 2015.

In April 2016, we completed our IPO and sold 5,481,940 shares of common stock for aggregate proceeds of $47.3 million net of underwriting discounts and commissions and offering expenses.

In June 2015, we entered into the Grant Contract with CPRIT, under which we expect to generate up to $19.8 million in grant funding to fund our development of AEB1102. Through March 31, 2017, we have collected $10.8 million in grant proceeds with $9.0 million available for future collection under the grant contract.  As of March 31, 2017, we have a grant receivable outstanding of $1.0 million.

Our primary use of cash is to fund the development of our lead product candidate, AEB1102. This includes both the research and development costs and the general and administrative expenses required to support those operations. Since we are a clinical-stage biotechnology company, we have incurred significant operating losses since our inception and we anticipate such losses, in absolute dollar terms, to increase as we continue our clinical trials in AEB1102 and expand our development efforts in our pipeline of nonclinical candidates.

As of March 31, 2017, we had available cash, cash equivalents, and marketable securities of $57.9 million. Under our current operating plan, we believe that we have sufficient resources to fund our operations through March 31, 2019 with our existing cash, cash equivalents, and marketable securities.

Future funding requirements and operational plan

Our operational plan for the near future is to continue clinical trials for our lead product candidate AEB1102 in three separate indications: Arginase 1 Deficiency, advanced solid tumors, and the hematological malignancies AML and MDS, and to expand development for at least one additional product candidate. As such, we plan to increase our research and development expenditures for the foreseeable future with nonclinical studies, clinical trials, manufacturing and an integrated biomarker strategy. We expect our principal expenditures during this time period to include expenses for the following:

•	funding the continuing development of AEB1102;
•	funding the advancement of additional product candidates; and
•	funding working capital, including general operating expenses.

We anticipate that we will continue to generate losses into the foreseeable future as we develop our product candidates, seek regulatory approval of those candidates and begin to commercialize any approved products. Until such time as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, research grants, collaborations, or other sources. We currently have no debt or debt facility or additional committed capital. To the extent that we raise additional equity, the ownership interest of our shareholders will be diluted.

Due to our significant research and development expenditures, we have generated substantial losses in each period since inception. We have an accumulated deficit of $51.5 million as of March 31, 2017. We expect to incur substantial losses in the future as we expand our research and development capabilities. Based on those plans, we expect that our existing cash, cash equivalent, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least through March 31, 2019. We have based this estimate on assumptions that may prove to be incorrect, however, and we could deplete our capital resources sooner than we expect.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash and cash equivalents (used in) provided by:
Operating activities	$(5,432)	$(3,988)
Investing activities	(25,611)	(1,192)
Financing activities	96	(98)
Net decrease in cash and cash equivalents	$(30,947)	$(5,278)

Cash used in operating activities

Cash used in operating activities for the three months ended March 31, 2017 was $5.4 million and reflected a net loss of $6.2 million. Our net loss was offset in part by non-cash expenses of $0.4 million for stock-based compensation and by changes in operating assets and liabilities of $0.4 million. The change in operating assets and liabilities was primarily due to the collection and recognition of $1.2 million and $1.0 million, respectively, in grant accounts receivable under the Grant Contract during the three months ended March 31, 2017 and increased manufacturing and clinical activities resulting in decreased prepaid expenses of $0.2 million.

Cash used in operating activities for the three months ended March 31, 2016 was $4.0 million and reflected a net loss of $4.5 million. Our net loss was offset in part by non-cash expenses of $0.1 million for stock-based compensation and by changes in operating assets and liabilities of $0.4 million. The change in operating assets and liabilities was primarily due to an increase in nonclinical and clinical activities in preparation for multi-dose clinical trials and conducting our Phase 1 dose escalation trial for AEB1102 in patients with advanced solid tumors which resulted in increased accounts payable and accrued liabilities of $0.7 million and decreased prepaid expenses of $0.4 million.

Cash used in investing activities

Cash used in investing activities for the three months ended March 31, 2017 was $25.6 million and primarily consisted of $32.8 million in purchases of marketable securities and $0.3 million in purchases of property and equipment to develop an internal research laboratory, offset by $7.4 million in maturities of marketable securities.

Cash used in investing activities for the three months ended March 31, 2016 was $1.2 million and consisted of $3.0 million in purchases of marketable securities offset by $1.8 million in maturities of marketable securities.

Cash provided by financing activities

Cash provided by financing activities for the three months ended March 31, 2017 was $0.1 million and was a result of the sale of common stock under our 2016 Employee Stock Purchase Plan and the exercise of stock options.

Cash used in financing activities for the three months ended March 31, 2016 was $0.1 million from offering cost payments related to our IPO of our common stock.

Contractual Obligations

In September 2016, we amended our operating lease agreement for office space in Austin, Texas. The amended lease increased the office space and extended the lease term through December 31, 2020. The total estimated rent payments over the remaining term of the lease as of March 31, 2017 is approximately $1.1 million.

In February 2017, we entered into a separate lease agreement for laboratory space in Austin, Texas, which will expire on December 31, 2017. The total estimated rent payments over the remaining term of the lease as of March 31, 2017 is approximately $52,000.

In August 2016, we amended our research agreement with the University. The scope and term under the agreement were extended through August 31, 2017 with a $750,000 increase in the maximum expenditure limitation. As of March 31, 2017, the research agreement, as amended, expires on August 31, 2017 with no remaining payment obligations after such date.

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

Off Balance Sheet Arrangements

Through March 31, 2017, we do not have any off balance sheet arrangements, as defined by applicable SEC regulations.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018 and requires modified retrospective application. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements, but expect the impact to be limited to the operating lease agreement for office and laboratory space in Austin, Texas.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business.  These risks primarily include interest rate sensitivities.

As of March 31, 2017, we held $57.9 million in cash, cash equivalents, and marketable securities, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in reverse repurchase agreements and U.S government and agency securities.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company. We began operations as a limited liability company in December 2013 and converted to a Delaware corporation in March 2015. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking nonclinical studies, and preparing for, commencing and conducting initial clinical trials of our most advanced product candidate, AEB1102.

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

In addition, since inception, we have incurred significant operating losses. For the three months ended March 31, 2017, we reported a net loss of $6.2 million. For the years ended December 31, 2016 and 2015, we reported a net loss of $21.7 million and $11.3 million, respectively. As of March 31, 2017, we had an accumulated deficit of $51.5 million. We have financed our operations primarily through private placements of our preferred stock, the initial public offering, or IPO, of our common stock, which closed on April 12, 2016, and collection of a research grant. We have devoted substantially all of our efforts to research and development. We have only recently initiated clinical development for AEB1102 for the treatment of advanced solid tumors, Arginase 1 Deficiency and the hematological malignancies AML and MDS. We have not initiated clinical development of our other product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

To become and remain profitable, we must develop and eventually commercialize a product candidate or product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing nonclinical testing, initiating and completing clinical trials of one or more of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those product candidates for which we obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. We are currently only in the nonclinical development stages for most of our product candidates, and have only recently initiated clinical development for AEB1102 for the treatment of advanced solid tumors, Arginase 1 Deficiency and the hematological malignancies AML and MDS. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain or expand our research and development efforts, expand our business or continue our operations. A decline in the value of our company would also cause you to lose part or even all of your investment.

We may not be successful in advancing the clinical development of our product candidates, including AEB1102.

In order to execute on our strategy of advancing the clinical development of our product candidates, we are conducting three clinical trials for AEB1102, consisting of one Phase 1/2 clinical trial for the treatment of Arginase 1 Deficiency and two Phase 1 clinical trials for the treatment of patients with advanced solid tumors and the hematological malignancies AML and MDS. We have designed the planned expansion portion of our Phase 1 trial of AEB1102 for the treatment of advanced solid tumors, predicted to be dependent on arginine, based on our biomarker studies in archival tumor samples and in patient-derived xenograft efficacy studies, or studies involving the growth of tissue or cells from one species in a different species. If our product candidate fails to work as we expect, our ability to assess the therapeutic effect, seek regulatory approval or otherwise begin or further clinical development, could be compromised. This may result in longer development times, larger trials and a greater likelihood of terminating the trial or not obtaining regulatory approval.

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

Based upon our planned use of our cash, cash equivalents, and marketable securities as of March 31, 2017, we estimate such funds will be sufficient for us to fund our Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency and our two ongoing Phase 1 clinical trials for the treatment of patients with advanced solid tumors and the hematological malignancies AML and MDS. Our future capital requirements will depend on many factors, including:

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

We have invested a significant portion of our efforts and financial resources in the nonclinical and clinical development and testing of our most advanced product candidate, AEB1102, for the treatment of patients with Arginase 1 Deficiency and patients with advanced solid tumors and the hematological malignancies AML and MDS. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of AEB1102. The success of AEB1102 and our other product candidates will depend on many factors, including the following:

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

We have only recently initiated clinical trials of our lead product candidate AEB1102, and the risk of failure for all of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete nonclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans for the respective target indications. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and we only recently commenced clinical trials for AEB1102 for the treatment of patients with advanced solid tumors, Arginase 1 Deficiency and the hematological malignancies AML and MDS. Further, the results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials that will likely differ in design and size from early-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, while we have observed a reduction in blood arginine for AEB1102 for the treatment of patients with Arginase 1 Deficiency, advanced solid tumors, and the hematological malignancies AML and MDS, this data may not necessarily be predictive of the final results of all patients intended to be enrolled in these Phase 1 clinical trials or in future trials. Furthermore, our ongoing Phase 1 clinical trials for the treatment of advanced solid tumors and the hematological malignancies AML and MDS, will evaluate the safety of our product candidates, and we will not be evaluating the efficacy of our product candidates in these early trials. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

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

•

we may experience delays or difficulties in the enrollment of patients with Arginase 1 Deficiency or patients with tumors or hematological malignancies, including the identification of patients with Arginase 1 Deficiency or development or identification of a test, if needed, to screen for those cancer patients;

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

If we are required to modify our ongoing clinical trial protocols, conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully initiate or complete clinical trials of our product candidates or other testing, if the results of these trials or tests do not demonstrate sufficient clinical benefit or if our product candidates do not have an acceptable safety profile, we may:

•	be delayed in obtaining marketing approval for our product candidates;
•	not obtain marketing approval at all;
•	cease development of our product candidates;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
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

We do not know whether any of our planned or current nonclinical studies, or ongoing or planned clinical trials, will need to be restructured or will be completed on schedule, or at all. For example, in November 2016, we submitted a protocol amendment to broaden the scope of our Phase 1 clinical trial for the treatment of Arginase 1 Deficiency into a Phase 1/2 trial. The amended protocol includes dosing of pediatric patients (two and older) and weekly repeat dosing. In March 2017, we received an information request from the FDA which included comments and recommendations on the protocol amendment and a request for supporting documents based on their review of our completed toxicology studies, our dose escalation plan and our information to support the inclusion of pediatric patients. While we have replied with supporting information and believe that our Phase 1/2 protocol provides an appropriate path to evaluate the safety and tolerability of AEB1102 in pediatric patients, the FDA may disagree with us, require additional information or studies to be conducted, or impose conditions that could delay or restrict our planned clinical activities. Significant nonclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may materially harm our business and results of operations.

We may not be able to submit INDs, or foreign equivalents outside of the United States, to commence clinical trials for product candidates on the timeframes we expect, and even if we are able to, the FDA, EMA, MHRA or comparable foreign regulatory authorities may not permit us to proceed with planned clinical trials.

We are currently conducting nonclinical development of our product candidates other than our clinical trials for AEB1102 for the treatment of patients with advanced solid tumors, Arginase 1 Deficiency and the hematological malignancies AML and MDS. Progression of any candidate into clinical trials is inherently risky and dependent on the results obtained in nonclinical programs, and other potential results such as the results of other clinical programs and results of third-party programs. If results are not available when expected or problems are identified during therapy development, we may experience significant delays in clinical development. This may also impact our ability to achieve certain financial milestones and the expected timeframes to market any of our product candidates. Failure to submit or have effective INDs, CTAs or other comparable foreign equivalents and commence clinical programs will significantly limit our opportunity to generate revenue.

Our engineered human enzyme product candidates for our oncology indications represent a novel approach to cancer treatment, which could result in heightened regulatory scrutiny, delays in clinical development, or delays in our ability to achieve regulatory approval or commercialization of our product candidates.

Engineered human enzyme products are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the trial period, the manufacturing and qualify control standards required to be met by regulators, the number of patients the FDA, EMA, MHRA or another applicable regulatory authority will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of engineered human enzyme products, or that the data generated in these trials will be acceptable to the FDA or another applicable regulatory authority to support marketing approval.

We have only recently initiated our Phase 1 clinical trials for AEB1102 for the treatment of patients with advanced solid tumors, Arginase 1 Deficiency and the hematological malignancies AML and MDS. We have not dosed any of our other product candidates in humans. Our existing and future planned clinical trials may reveal significant adverse events, toxicities or other side effects not seen in our nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

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

We have only recently initiated our clinical trials for AEB1102 for the treatment of patients with advanced solid tumors, Arginase 1 Deficiency and the hematological malignancies AML and MDS. Given the nature of the patient population enrolled in these trials, we have observed and expect to continue to observe serious adverse events which could be related or unrelated to AEB1102. For example, in each of our Phase 1 trials for AEB1102 for the treatment of patients with advanced solid tumors and the hematological malignancies AML and MDS, we have observed serious adverse events in some patients, including death. To date, three serious adverse events, consisting of hypertension, encephalopathy manifested as acute agitation, and nausea and vomiting, have been considered to be possibly related to the administration of AEB1102. Subjects in our ongoing and planned clinical trials may suffer significant serious adverse events, including those that are drug-related, or other side effects not observed in our nonclinical studies, including, but not limited to, immune responses, organ toxicities such as liver, heart or kidney or other tolerability issues. We have not dosed any of our other product candidates in humans.

Testing in animals, such as our primate studies for AEB1102, may not uncover all side effects in humans or any observed side effects in animals may be more severe in humans. For example, it is possible that patients’ immune systems may recognize our engineered human enzymes as foreign and trigger an immune response. This risk is heightened in patients who lack the target enzyme, as is the case with patients with Arginase 1 Deficiency that we are treating in our recently initiated Phase 1/2 trial and our future trials for this IEM. In addition, our product candidates such as AEB1102 break down target amino acids such as arginine, thereby releasing metabolites such as ornithine into the bloodstream. Some patients may be sensitive to these metabolites, increasing the risk of an adverse reaction due to treatment, which risk may not be able to be mitigated through dosing. Finally, although our engineered human enzyme product candidates such as AEB1102 are engineered from the human genome, AEB1102 is produced in E. coli. This manufacturing process could lead AEB1102 to be more likely to trigger an immune response than we expect.

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

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, EMA, MHRA or comparable regulatory authorities outside the United States. More specifically, many of our product candidates, including AEB1102, initially target indications that may be characterized as orphan markets, which can prolong the clinical trial timeline for the regulatory process if sufficient patients cannot be enrolled in a timely manner. Arginase 1 Deficiency, for example, is the least common of the urea cycle disorders, with a reported incidence of 1:350,000 to 1:1,000,000 live births. Urea cycle disorders are the IEM resulting from defects in the enzymes of the urea cycle, the process by which the human body detoxifies ammonia, a natural byproduct of protein metabolism. While there is currently a neonatal blood test to screen for Arginase 1 Deficiency, it has only been in broad use in the United States since 2006 and is not commonly used in Europe.  To date, the urea cycle disorder consortium and one national urea cycle disorder patient group have together identified approximately 40 treating physicians with over 50 patients with Arginase 1 Deficiency in the United States and Europe. Because neonatal blood testing for this disorder did not become common in the United States until 2006, we believe that approximately half of those individuals identified in the United States are younger than 18. However, due to screening requirements and enrollment restrictions in our amended clinical trial protocol, or any additional restrictions that may be imposed by the FDA, not all pediatric patients, if any at all, may be eligible for inclusion in our Phase 1/2 trial in the United States.

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

In addition, some patients with Arginase 1 Deficiency suffer from heightened levels of ammonia, or hyperammonemia. Horizon Pharma plc has gained approval for its product RAVICTI (glycerol phenylbutyrate) to treat patients with urea cycle disorders suffering from hyperammonemia. Some patients who may be eligible for our ongoing or planned clinical trials may instead pursue treatment for this effect of their condition by taking RAVICTI (glycerol phenylbutyrate) or through dietary protein restriction. Our inability to enroll a sufficient number of patients for any of our clinical trials could result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and in delays to commercially launching our product candidates, if approved, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

In March 2015, we obtained orphan drug designation in the United States for AEB1102 for the treatment of patients with hyperargininemia, also known as Arginase 1 Deficiency. In July 2016, we also received orphan drug designation in Europe for AEB1102 for the treatment of patients with Arginase 1 Deficiency. A company that first obtains FDA or EMA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years in the United States or ten years in the European Union, respectively. This orphan drug exclusivity prevents the FDA or EMA from approving another application, including a Biologics License Application, or BLA, in the United States or a MAA in the European Union, to market a drug containing the same principal molecular structural features for the same orphan indication, except in very limited circumstances, including when the FDA or the EMA concludes that the later drug is safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation.

Even though we have received orphan drug designation for AEB1102 for the treatment of Arginase 1 Deficiency, we may not be the first to obtain marketing approval for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical product candidates. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or a drug with the same principal molecular structural features can be approved for a different indication. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, even if we intend to seek orphan drug designation for other product candidates or indications, we may never receive such designations or obtain orphan drug exclusivity.

If the market opportunities for our product candidates are smaller than we believe they are, our future product revenues may be adversely affected and our business may suffer.

Our understanding of both the number of people who suffer from conditions such as Arginase 1 Deficiency or who have advanced tumors or hematological malignancies dependent on arginine, as well as the potential subset of those who have the potential to benefit from treatment with our product candidates such as AEB1102, are based on estimates. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

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

Even if any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and physicians may continue to rely on these treatments instead of adopting the use of AEB1102 for the treatment of patients with arginine dependent cancers. In addition, many new drugs have been recently approved and many more are in the pipeline to treat patients with cancer. Additionally, current treatments for Arginase 1 Deficiency include dietary protein restriction and, in some instances, nitrogen-scavenging drugs such as RAVICTI (glycerol phenylbutyrate). If our product candidates do not achieve an adequate level of acceptance, we may never generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

We face intense competition from companies developing products to address urea cycle disorders. For example, Horizon Pharma plc has gained approval for its drug RAVICTI (glycerol phenylbutyrate), which is used to treat patients with urea cycle disorders suffering from hyperammonemia, which may sometimes include patients suffering from Arginase 1 Deficiency. Patients with Arginase 1 Deficiency may also benefit from taking RAVICTI (glycerol phenylbutyrate). We also face intense competition from companies developing products and therapies to treat cancer. For example, Polaris Pharmaceuticals is conducting numerous clinical trials of ADI-PEG 20, an enzyme derived from mycoplasma, which degrades arginine in the blood.

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

Furthermore, some of our target indications, including for Arginase 1 Deficiency for AEB1102, are orphan indications where patient populations are small. In order for therapeutics that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such therapeutics must be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product candidate that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for any future product candidates from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved, and ultimately our financial results.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are a clinical-stage biotechnology company with a limited operating history, and, as of March 31, 2017, had only 38 employees, including five executive officers. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, facilitate regulatory approval of and commercialize product candidates. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. For instance, we have recently appointed Dr. Anthony Quinn, a member of our board of directors, as interim Chief Medical Officer, and are currently in the process of searching for a permanent Chief Medical Officer. There is no assurance that a qualified individual will be found timely or engaged on acceptable terms. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.

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

We have received Fast Track Designation from the FDA for our lead product candidate AEB1102 for the treatment of hyperargininemia secondary to Arginase 1 Deficiency, and may seek such designation for some or all of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the drug or biologic sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even though we have received Fast Track Designation for AEB1102 for the treatment of hyperargininemia secondary to Arginase 1 Deficiency, and even if we receive Fast Track Designation for other product candidates or indications in the future, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many drugs or biologics that have received Fast Track Designation have failed to obtain approval.

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

We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business and we expect that we may need to enter into additional license agreements in the future.  In particular, we partner with the University of Texas at Austin, which is a U.S. academic institution, in order to accelerate our discovery and nonclinical development work under a Sponsored Research Agreement. Under the Sponsored Research Agreement, we made payments of $188,000, and $457,000 for the three months ended March 31, 2017 and 2016, respectively, to sponsor research in the laboratory of our director, Dr. George Georgiou, at the University of Texas at Austin on the engineering, optimization and initial animal validation of human enzymes to determine the systemic depletion of amino acids for cancer therapy and to analyze enzyme replacement for the treatment of patients having inborn metabolic defects.

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

We have a concentrated stockholder base and our executive officers and directors, combined with our stockholders who each owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a majority of our capital stock as of March 31, 2017. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

In addition, on May 1, 2017, we filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $150 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities. Our shelf registration statement has not been declared effective by the SEC. Up to $20 million of the maximum aggregate offering price of $150 million under the registration statement, if declared effective by the SEC, may be issued and sold pursuant to an “at-the-market” offering for sales of our common stock pursuant to a sales agreement between us and JonesTrading Institutional Services LLC, or JonesTrading. Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver a placement notice to JonesTrading at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or JonesTrading pursuant to the terms of the sales agreement. The number of shares that are sold by JonesTrading after delivering a placement notice will fluctuate based on the market price of our common stock during the sales period and limits we set with JonesTrading. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued.  Issuances of such shares pursuant to the sales agreement will have a dilutive effect on our existing stockholders. Further, if we sell common stock, preferred stock, convertible securities and other equity securities in transactions pursuant to our shelf registration statement on Form S-3, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders.

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

Exhibit
Number	Description

10.1	Offer Letter, dated April 21, 2017, issued by the Registrant to Dr. Anthony Quinn.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 9, 2017

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ David G. Lowe, Ph.D.
David G. Lowe, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2017

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Charles N. York II
Charles N. York II
Chief Financial Officer and Vice President
(Principal Accounting Officer and Principal Financial Officer and duly Authorized Signatory)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Offer Letter, dated April 21, 2017, issued by the Registrant to Dr. Anthony Quinn.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section.  Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.