Form 10-Q
period 2017-06-30
Aeglea BioTherapeutics, Inc.
filed 2017-08-09
CIK 1636282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 7, 2017, the registrant had 16,452,260 shares of common stock, $0.0001 par value per share, outstanding.

AEGLEA BIOTHERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

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

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,934	$47,748
Marketable securities	36,459	15,754
Accounts receivable - grant	1,213	1,215
Prepaid expenses and other current assets	1,597	1,707
Total current assets	66,203	66,424
Property and equipment, net	802	599
Other non-current assets	139	40
TOTAL ASSETS	$67,144	$67,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$634	$168
Deferred revenue	71	71
Accrued and other current liabilities	3,713	3,726
Total current liabilities	4,418	3,965
Other non-current liabilities	122	132
TOTAL LIABILITIES	4,540	4,097
Commitments and Contingencies (Notes 9 and 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2017 and December 31, 2016; no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 16,452,260 shares and 13,430,833 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	2	1
Additional paid-in capital	120,787	108,246
Accumulated other comprehensive loss	(29)	(4)
Accumulated deficit	(58,156)	(45,277)
TOTAL STOCKHOLDERS’ EQUITY	62,604	62,966
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,144	$67,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Grant	$1,479	$1,373	$2,462	$2,232

Operating expenses:
Research and development	$5,835	$4,420	$10,784	$8,017
General and administrative	2,364	2,448	4,729	4,277
Total operating expenses	8,199	6,868	15,513	12,294
Loss from operations	(6,720)	(5,495)	(13,051)	(10,062)

Other income (expense):
Interest income	100	74	195	100
Other expense, net	(12)	(9)	(23)	(15)
Total other income	88	65	172	85
Net loss	$(6,632)	$(5,430)	$(12,879)	$(9,977)

Net loss per share, basic and diluted	$(0.47)	$(0.46)	$(0.94)	$(1.61)
Weighted-average common shares outstanding, basic and diluted	14,114,101	11,776,058	13,742,029	6,208,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(6,632)	$(5,430)	$(12,879)	$(9,977)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	8	(2)	(25)	2
Total comprehensive loss	$(6,624)	$(5,432)	$(12,904)	$(9,975)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,879)	$(9,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114	62
Purchase premium on marketable securities	(40)	(17)
Amortization of premium on marketable securities	80	14
Stock-based compensation	1,066	529
Research and development services settled with convertible preferred stock	—	50
Other, net	(13)	(12)
Changes in operating assets and liabilities:
Accounts receivable - grant	2	72
Prepaid expenses and other assets	29	(687)
Accounts payable	340	172
Accrued and other liabilities	(73)	1,174
Net cash used in operating activities	(11,374)	(8,620)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(317)	(91)
Purchases of marketable securities	(37,780)	(2,940)
Proceeds from maturities of marketable securities	17,010	3,766
Increase in restricted cash	—	(75)
Net cash (used in) provided by investing activities	(21,087)	660
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in public offering, net of offering costs	11,551	49,294
Proceeds from employee stock plan purchases and stock option exercises	96	—
Net cash provided by financing activities	11,647	49,294
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,814)	41,334

CASH AND CASH EQUIVALENTS
Beginning of period	47,748	29,294
End of period	$26,934	$70,628
Supplemental Disclosure of Non-Cash Investing and Financing Information:
Conversion of Series A convertible preferred stock to common stock upon initial public offering	$—	$13,573
Conversion of Series B convertible preferred stock to common stock upon initial public offering	$—	$44,738

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

Stock Offerings

Initial Public Offering

In April 2016, the Company’s Registration Statement on Form S-1 (File No. 333-205001) relating to the initial public offering (“IPO”) of its common stock was declared effective by the Securities and Exchange Commission (“SEC”).  The IPO closed on April 12, 2016, and 5,481,940 shares of common stock were sold at a public offering price of $10.00 per share, including 481,940 shares of common stock issued upon the partial exercise by the underwriters of their option to purchase additional shares. The Company received $47.3 million in aggregate cash proceeds, net of underwriting discounts and commissions of $3.8 million and offering costs of $3.7 million incurred by the Company.

Immediately prior to the closing of the IPO, all shares of outstanding convertible preferred stock were automatically converted, at a ratio of one share of common stock for each share of convertible preferred stock, into 7,172,496 shares of common stock with the related carrying value of $58.3 million reclassified to common stock and additional paid-in capital.

In connection with the IPO, the Company amended its Restated Certificate of Incorporation to change the authorized capital stock to 510,000,000 shares of which 500,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock, all with a par value of $0.0001 per share. There are no shares of preferred stock outstanding as of June 30, 2017.

Follow-on Public Offering

In June 2017, the Company issued and sold 3,000,000 shares of common stock in an underwritten public offering pursuant to a shelf registration statement on Form S-3 at a public offering price of $4.10 per share. The net proceeds to the Company from this public offering was approximately $11.4 million, after deducting underwriting discounts and commissions of $615,000 and offering costs of $306,000. As of June 30, 2017, the Company had $186,000 in offering costs recorded as an outstanding liability on the balance sheet.

Liquidity

As of June 30, 2017, the Company had working capital of $61.8 million, an accumulated deficit of $58.2 million, and cash, cash equivalents, and marketable securities of $63.4 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s products will require significant additional financing.

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

Based upon the Company’s current operating plan, the Company believes that it has sufficient resources to fund operations through September 30, 2019 with its existing cash, cash equivalents, and marketable securities. The Company will need to secure additional funding in the future, in order to carry out all of its planned research and development activities. If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of June 30, 2017, and its results of operations for the three and six months ended June 30, 2017, and cash flows for the six months ended June 30, 2017 and 2016. The results of operations for six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other future annual or interim period. The December 31, 2016 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2016 as filed with the SEC.

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

Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific-identification method. There were no realized gains or losses on marketable securities for the six months ended June 30, 2017. Interest on marketable securities is included in interest income.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the six months ended June 30, 2017.

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

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on the Company’s results of operations or financial position as of June 30, 2017 and December 31, 2016.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation (Topic 718), which provides clarity and reduces both the diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, and the amendment should be applied prospectively to an award modified on or after the adoption date. This amendment does not have any impact on the consolidated financial statements as no modifications were made to share-based payment awards during the six months ended June 30, 2017.

3. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$5,497	$—	$—	$5,497
Reverse repurchase agreements	7,250	—	—	7,250
Total cash equivalents	12,747	—	—	12,747

Marketable securities:
U.S. government and agency securities	36,488	—	(29)	36,459
Total marketable securities	$36,488	$—	$(29)	$36,459

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$4,584	$—	$—	$4,584
Reverse repurchase agreements	39,250	—	—	39,250
Total cash equivalents	43,834	—	—	43,834

Marketable securities:
U.S. government and agency securities	15,758	—	(4)	15,754
Total marketable securities	$15,758	$—	$(4)	$15,754

The reverse repurchase agreements are settled in cash nightly, and as such are classified as cash equivalents.

As of June 30, 2017 and December 31, 2016, the Company held 19 and nine debt securities, respectively, that were in an unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position as of June 30, 2017 and December 31, 2016 were $33.5 million and $15.8 million, respectively, with no individual securities in a significant unrealized loss position. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions and would not be required to sell the securities before recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of June 30, 2017 and December 31, 2016.

The following tables summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	June 30,	December 31,
	2017	2016
Due in one year or less	$34,470	$15,754
Due in 1 - 2 years	1,989	—
Total marketable securities	$36,459	$15,754

The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued compensation	$785	$1,270
Accrued contracted research and development costs	2,097	1,749
Accrued professional and consulting fees	619	480
Accrued other and other current liabilities	212	227
Total accrued and other current liabilities	$3,713	$3,726

5. Grant Revenues

In June 2015, the Company entered into a Cancer Research Grant Contract (“Grant Contract”) with CPRIT, under which CPRIT awarded a grant not to exceed $19.8 million for use in developing cancer treatments by exploiting the metabolism of cancer cells. The Grant Contract covers a four-year period from June 1, 2014 through May 31, 2018.

Upon commercialization of the product, the terms of the Grant Contract require the Company to pay tiered royalties in the low to mid-single digit percentages. Such royalties reduce to less than one percent after a mid-single-digit multiple of the grant funds have been paid to CPRIT as royalties.

The Company recognized grant revenue of $1.5 million and $1.4 million in the three months ended June 30, 2017 and 2016, respectively, and $2.5 million and $2.2 million in the six months ended June 30, 2017 and 2016, respectively, for qualified expenditures under the grant. As of June 30, 2017 and December 31, 2016, the Company had an outstanding grant receivable of $1.2 million for the grant expenditures that were paid but had not been reimbursed and deferred revenue of $71,000 for proceeds received but for which the costs had not been incurred or the conditions of the award had not been met.

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

During the three months ended June 30, 2017 and 2016, the Company issued an aggregate of 244,100 and 635,800 options to purchase common stock, respectively, under its equity incentive plans for an aggregate fair value of $713,000 and $3.4 million, respectively.

During the six months ended June 30, 2017 and 2016, the Company issued an aggregate of 1,016,900 and 720,217 options to purchase common stock, respectively, under its equity incentive plans for an aggregate fair value of $4.9 million and $3.7 million, respectively.

There were no shares issued and sold under the Company’s 2016 Employee Stock Purchase Plan (“2016 ESPP”) during the three months ended June 30, 2017 and 2016. The Company issued and sold 18,184 shares under the 2016 ESPP for aggregate cash proceeds of $78,000 during the six months ended June 30, 2017 and did not issue or sell any shares during the six months ended June 30, 2016.

Total stock-based compensation expense related to the Company’s equity incentive plans and 2016 ESPP was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$285	$156	$395	$210
General and administrative	381	233	671	319
Total stock-based compensation expense	$666	$389	$1,066	$529

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the equity incentive plans and the shares purchasable under the 2016 ESPP during the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Equity Incentive Plans
Expected term	5.96	6.00	5.99	6.00
Expected volatility	86%	87%	86%	87%
Risk-free interest	1.87%	1.29%	2.07%	1.29%
Dividend yield	0%	0%	0%	0%

2016 ESPP
Expected term	—	0.36	0.50	0.36
Expected volatility	—	85%	79%	85%
Risk-free interest	—	0.36%	0.68%	0.36%
Dividend yield	—	0%	0%	0%

7. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables sets forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$5,497	$—	$—	$5,497
Reverse repurchase agreements	—	7,250	—	7,250
US government and agency securities	—	36,459	—	36,459
Total financial assets	$5,497	$43,709	$—	$49,206

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$4,584	$—	$—	$4,584
Reverse repurchase agreements	—	39,250	—	39,250
US government and agency securities	—	15,754	—	15,754
Total financial assets	$4,584	$55,004	$—	$59,588

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

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Series A convertible preferred stock	—	286,486	—	1,229,503
Series B convertible preferred stock	—	659,337	—	2,829,657
Unvested restricted common stock	63,431	106,055	68,693	111,345
Options to purchase common stock	1,894,831	1,031,128	1,618,721	843,975

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

Under the research agreement, the Company was required to pay the University an annual amount not to exceed $386,000 during the one-year term of the agreement from the effective date. Pursuant to subsequent amendments to the research agreement, the term and maximum expenditure limitation were extended and increased through August 31, 2017 for a combined $1.8 million. For the three months ended June 30, 2017, the Company paid $188,000 to the University under the research agreement and did not make any payments to the University for the three months ended June 30, 2016. For the six months ended June 30, 2017 and 2016, the Company paid $375,000 and $457,000, respectively, to the University under the research agreement.

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

10. Related Party Transactions

The spouse of the Company’s former Chief Executive Officer previously provided consulting services to the Company. For the three and six months ended June 30, 2017, there were no payments made to the spouse in consulting fees. For the three and six months ended June 30, 2016, the Company paid $195,000 and $324,000, respectively, to the spouse in consulting fees, which were recorded in Research and Development expenses. As of June 30, 2017 and December 31, 2016, the Company had no outstanding liability to the related party.

One of the founders, a non-employee member of the Company’s board of directors, entered into a consulting agreement with the Company in 2014 under which the founder would receive $50,000 per year for a fixed number of hours of consulting and advisory services and receive equity incentive shares, which converted into 43,290 restricted stock awards and 13,852 stock options upon the LLC Conversion, with the vesting contingent on time and performance milestones being achieved. The Company paid $25,000 and $13,000 during the three months ended June 30, 2017 and 2016, respectively and $25,000 and $25,000 during the six months ended June 30, 2017 and 2016, respectively, to the founder under the consulting agreement. As of June 30, 2017 and December 31, 2016, the Company had no outstanding liability to the related party.

The Company named a member of its board of directors as interim chief medical officer (“interim CMO”) on April 21, 2017. Under the employment agreement, the interim CMO would receive a salary of $27,000 per month and an option to purchase 24,000 shares of common stock, subject to a service condition. For the three and six months ended June 30, 2017, the Company paid the interim CMO $62,000. On July 20, 2017, the Company appointed the interim CMO as interim chief executive officer (“interim CEO”) upon the resignation of David G. Lowe.

11. Commitments and Contingencies

The Company leases office space and laboratory facilities in Austin, Texas under operating leases that commenced in January 2015 and February 2017, respectively. The office space lease was amended in September 2016 and extended to December 31, 2020. The laboratory facility lease will expire on December 31, 2017.

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

•

Arginase 1 Deficiency. In November 2016, we submitted a protocol amendment to broaden the scope of our Phase 1 trial to a Phase 1/2 trial. The amended protocol includes dosing of pediatric patients (two and older) and weekly repeat dosing, with the intent to assess the safety, tolerability, pharmacokinetics, pharmacodynamics, and clinical response of AEB1102 in patients with this IEM. In the first quarter of 2017, we received approval for the Phase 1/2 protocol for the treatment of patients with Arginase 1 Deficiency at multiple Institutional Review Boards. In March 2017, we received an information request from the FDA and began discussions with the agency to support the inclusion of pediatric patients in our Phase 1/2 trial. We are working to resolve a difference in opinion with the FDA on data required to support inclusion of pediatric patients, which has delayed our planned initiation of dosing in pediatric patients in the United States. We anticipate continuing our dialogue with the FDA on this topic and will also continue to focus efforts on enrolling our Phase 1/2 trial in the United States, and potentially in Canada and Europe. We anticipate further enrollment of adult patients in the United States during the middle of 2017 with topline data expected in the second half of 2018. Results from the first two adult patients in our Phase 1 clinical trial for the treatment of Arginase 1 Deficiency were announced at the 2017 American College of Medical Genetics and Genomics Annual Clinical Genetics Meeting in March 2017.

•

Advanced Solid Tumors. In October 2015, we initiated enrollment for a Phase 1 dose escalation trial for cancer patients with advanced solid tumors. In this ongoing trial, AEB1102 is well-tolerated and patients have demonstrated a reduction in blood arginine levels, providing proof-of-mechanism. We expect to announce results of this Phase 1 dose escalation trial in patients with advanced solid tumors and anticipate initiating three single agent expansion arms in cutaneous melanoma, uveal melanoma, and small cell lung cancer, potentially in combination with existing or emerging standards of care, in the fourth quarter of 2017 or the first quarter of 2018.

•

Hematological Malignancies. In July 2016, we initiated a Phase 1 clinical trial in patients with the hematological malignancies AML and MDS in the United States and Canada. Consistent with the trial for patients with advanced solid tumors, this trial has demonstrated proof-of-mechanism. We expect to announce results of the Phase 1 dose escalation trial in patients with AML and MDS in the fourth quarter of 2017 or the first quarter of 2018.

We are also building a pipeline of additional product candidates targeting key amino acids and other metabolites, including homocystine, a target for another IEM as well as cysteine, and its oxidized form cystine, and methionine, for cancer indications.

Since inception, we have devoted substantially all of our efforts and resources to identifying and developing product candidates, conducting nonclinical studies, initiating and conducting clinical trials, recruiting personnel and raising capital. To date, we have financed our operations primarily through private placements of our preferred stock, the initial public offering, or IPO, of our common stock, which closed on April 12, 2016, a follow-on public offering of our common stock in June 2017 and collection of a research grant.

We have not recorded revenue from product sales and all of our revenue to date has been grant revenue. Since our inception, and through June 30, 2017, we have raised an aggregate of $122.0 million to fund our operations through the sale and issuance of convertible preferred and common equity securities and collected $12.0 million in grant proceeds. As of June 30, 2017, we had cash, cash equivalents, and marketable securities of $63.4 million.

We have incurred net losses in each year since inception. Our net losses were $12.9 million and $10.0 million for the six months ended June 30, 2017 and 2016, respectively, and have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of June 30, 2017, we had an accumulated deficit of $58.2 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase significantly as we continue our clinical and diagnostic development activities for our lead product candidate, AEB1102; concurrently develop our pipeline product candidates; expand and protect our intellectual property portfolio; and hire additional personnel. In addition, we have incurred and expect to continue to incur additional costs associated with operating as a public company.

Recent Developments

In May 2017, we selected three single agent solid tumor expansion arms for our Phase 1 clinical trial of AEB1102 in patients with advanced solid tumors: cutaneous melanoma, uveal melanoma and small cell lung cancer, all of which have been shown in published literature and preclinical studies to demonstrate a dependence on arginine. The primary endpoint of each expansion arms is to assess the safety of AEB1102 in patients with each tumor type. Secondary endpoints include the assessment of pharmacokinetics, pharmacodynamics and clinical response. Each expansion arm is expected to enroll up to 12 patients and are currently planned to initiate enrollment in the fourth quarter of 2017 or first quarter of 2018, following completion of the dose escalation phase.

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
•

fees paid to clinical trial sites, clinical research organizations, contract research organizations, contract manufacturing organizations, nonclinical research companies, and academic institutions; and

•	employee and consultant-related expenses incurred, which include salaries, benefits, travel and stock-based compensation.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Revenues:
Grant	$1,479	$1,373	$106	8%
Operating expenses:
Research and development	$5,835	$4,420	$1,415	32%
General and administrative	2,364	2,448	(84)	(3)%
Total operating expenses	8,199	6,868	1,331	19%
Loss from operations	(6,720)	(5,495)	(1,225)	(22)%
Interest income	100	74	26	35%
Other expense, net	(12)	(9)	(3)	(33)%
Net loss	$(6,632)	$(5,430)	$(1,202)	(22)%

Grant Revenues.  Grant revenues increased by $0.1 million, or 8%, to $1.5 million for the three months ended June 30, 2017 from $1.4 million for the three months ended June 30, 2016. The increase was primarily due to additional research and development costs associated with the clinical trials for AEB1102 in patients with advanced solid tumors and the hematological malignancies AML and MDS, for which we recognized grant revenue pursuant to the Grant Contract.

Research and Development Expenses.  Research and development expenses increased by $1.4 million, or 32%, to $5.8 million for the three months ended June 30, 2017 from $4.4 million for the three months ended June 30, 2016. The change in research and development expenses was primarily due to:

•

Higher personnel-related expenses, which increased by $1.0 million as a result of additional employee headcount to expand our internal regulatory, research laboratory, and clinical development capabilities;

•	Higher manufacturing expenses, which increased by $0.8 million as a result of scaling-up the development and clinical manufacturing for AEB1102 and manufacturing activities for pipeline development;
•

Higher clinical development expenses, which increased by $0.2 million as a result of initiating our Phase 1 dose escalation trial for AEB1102 in patients with hematological malignancies in July 2016, and our preparation for three solid tumor single agent expansion arms; and

•

Lower nonclinical expenses, which decreased by $0.6 million as a result of completing toxicology studies in 2016 for the preparation of multi-dose clinical trials related to AEB1102 for patients with Arginase 1 Deficiency.

General and Administrative Expenses.    General and administrative expenses remained relatively consistent for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Interest Income.    The increase in interest income to $100,000 for the three months ended June 30, 2017 from $74,000 for the three months ended June 30, 2016 was primarily due to the investment of additional funds received as a result of our IPO in April 2016.

Results of Operations

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Six Months Ended
	June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Revenues:
Grant	$2,462	$2,232	$230	10%
Operating expenses:
Research and development	$10,784	$8,017	$2,767	35%
General and administrative	4,729	4,277	452	11%
Total operating expenses	15,513	12,294	3,219	26%
Loss from operations	(13,051)	(10,062)	(2,989)	(30)%
Interest income	195	100	95	95%
Other expense, net	(23)	(15)	(8)	(53)%
Net loss	$(12,879)	$(9,977)	$(2,902)	(29)%

Grant Revenues.  Grant revenues increased by $0.2 million, or 10%, to $2.5 million for the six months ended June 30, 2017 from $2.2 million for the six months ended June 30, 2016. The increase was primarily due to additional research and development costs associated with the clinical trials for AEB1102 in patients with advanced solid tumors and the hematological malignancies AML and MDS, for which we recognized grant revenue pursuant to the Grant Contract.

Research and Development Expenses.  Research and development expenses increased by $2.8 million, or 35%, to $10.8 million for the six months ended June 30, 2017 from $8.0 million for the six months ended June 30, 2016. The change in research and development expenses was primarily due to:

•

Higher personnel-related expenses, which increased by $1.8 million as a result of additional employee headcount to expand our internal regulatory, research laboratory, and clinical development capabilities;

•	Higher manufacturing expenses, which increased by $1.4 million as a result of scaling-up the development and clinical manufacturing for AEB1102 and manufacturing activities for pipeline development;
•

Higher clinical development expenses, which increased by $0.6 million as a result of initiating our Phase 1 dose escalation trial for AEB1102 in patients with hematological malignancies in July 2016, development of our natural history study for patients with Arginase 1 Deficiency, and our preparation for three solid tumor single agent expansion arms;

•

Higher intellectual property-related expenses, which increased by $0.2 million as a result of amending and consolidating license agreements with the University of Texas at Austin for our product candidates AEB3103 and AEB2109; and

•

Lower nonclinical expenses, which decreased by $1.2 million as a result of completing toxicology studies in 2016 for the preparation of multi-dose clinical trials related to AEB1102 for patients with Arginase 1 Deficiency.

General and Administrative Expenses.    General and administrative expenses increased by $0.5 million, or 11%, to $4.7 million for the six months ended June 30, 2017 from $4.3 million for the six months ended June 30, 2016. The increase in general and administrative expenses was primarily due to an increase in employee compensation, recruiting, travel, and office rent.

Interest Income.    The increase in interest income to $195,000 for the six months ended June 30, 2017 from $100,000 for the six months ended June 30, 2016 was primarily due to the investment of additional funds received as a result of our IPO in April 2016.

Liquidity and Capital Resources

Sources of liquidity

We are a clinical-stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. Since our inception and through June 30, 2017, we have funded our operations by raising an aggregate of $121.4 million of gross proceeds from the sale and issuance of convertible preferred and common equity securities and collecting $12.0 million in grant proceeds. Additionally, we entered into an agreement with a contract manufacturing organization, or CMO, in 2013 whereby we issued convertible preferred shares to the CMO in exchange for services performed, with the obligation fully satisfied in June 2015.

In April 2016, we completed our IPO and sold 5,481,940 shares of common stock for aggregate proceeds of $47.3 million, net of underwriting discounts and commissions and offering expenses.

In May 2017, we filed a shelf registration statement on Form S-3 with the SEC for the offering, issuance and sale by us of up to $150.0 million of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and debt securities, subscription rights to purchase common stock and units consisting of all or some of these securities.

In June 2017, we sold an aggregate of 3,000,000 shares of common stock in an underwritten public offering pursuant to the shelf registration statement for gross proceeds of $12.3 million, resulting in net proceeds of $11.4 million after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2017, we have offering costs of $186,000 recorded as an outstanding liability on the balance sheet.

In addition, common stock with an aggregate offering price of up to $20.0 million may be issued and sold pursuant to an at-the-market sales agreement with JonesTrading Institutional Services LLC. As of June 30, 2017, no sales had been made under this at-the-market sales agreement and $20.0 million of common stock remained available to be sold, subject to certain conditions as specified in the sales agreement.

In June 2015, we entered into the Grant Contract with CPRIT, under which CPRIT agreed to provide up to $19.8 million in grant funding to fund our development of AEB1102. Through June 30, 2017, we have collected $12.0 million in grant proceeds with $7.8 million available for future collection under the grant contract.  As of June 30, 2017, we have a grant receivable outstanding of $1.2 million.

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

As of June 30, 2017, we had available cash, cash equivalents, and marketable securities of $63.4 million. Under our current operating plan, we believe that we have sufficient resources to fund our operations through September 30, 2019 with our existing cash, cash equivalents, and marketable securities.

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

Due to our significant research and development expenditures, we have generated substantial losses in each period since inception. We have an accumulated deficit of $58.2 million as of June 30, 2017. We expect to incur substantial losses in the future as we expand our research and development capabilities. Based on those plans, we expect that our existing cash, cash equivalent, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least through September 30, 2019. We have based this estimate on assumptions that may prove to be incorrect, however, and we could deplete our capital resources sooner than we expect.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Net cash and cash equivalents (used in) provided by:
Operating activities	$(11,374)	$(8,620)
Investing activities	(21,087)	660
Financing activities	11,647	49,294
Net (decrease) increase in cash and cash equivalents	$(20,814)	$41,334

Cash used in operating activities

Cash used in operating activities for the six months ended June 30, 2017 was $11.4 million and reflected a net loss of $12.9 million. Our net loss was offset in part by non-cash expenses of $1.1 million for stock-based compensation and by changes in operating assets and liabilities of $0.3 million resulting from an increase in research and development costs during the six months ended June 30, 2017.

Cash used in operating activities for the six months ended June 30, 2016 was $8.6 million and reflected a net loss of $10.0 million. Our net loss was offset in part by non-cash expenses of $0.5 million for stock-based compensation. The change in operating assets and liabilities was primarily due to an increase in accounts payable of $0.2 million and accrued and other liabilities of $1.2 million driven by an increase in accrued research and development costs, offset by a $0.7 million increase in prepaid expenses and other assets driven by an increase in prepaid insurance premiums and prepaid clinical development costs.

Cash (used in) provided by investing activities

Cash used in investing activities for the six months ended June 30, 2017 was $21.1 million and consisted of $37.8 million in purchases of marketable securities and $0.3 million in purchases of property and equipment to develop an internal research laboratory, offset by $17.0 million in maturities of marketable securities.

Cash provided by investing activities for the six months ended June 30, 2016 was $0.7 million and primarily consisted of $3.0 million in purchases of marketable securities and $0.1 million in purchases of property and equipment offset by $3.8 million in maturities of marketable securities.

Cash provided by financing activities

Cash provided by financing activities for the six months ended June 30, 2017 was $11.6 million, which primarily consisted of $12.3 million from the follow-on public offering of our common stock in June 2017, offset by $0.6 million in underwriting discounts and commissions and $0.1 million in paid offering costs.

Cash provided by financing activities for the six months ended June 30, 2016 was $49.3 million, which consisted of $54.8 million from the IPO in April 2016, offset by $3.8 million in underwriting discounts and commissions and $1.7 million in offering costs.

Contractual Obligations

In September 2016, we amended our operating lease agreement for office space in Austin, Texas. The amended lease increased the office space and extended the lease term through December 31, 2020. The total estimated rent payments over the remaining term of the lease as of June 30, 2017 is approximately $1.0 million.

In February 2017, we entered into a separate lease agreement for laboratory space in Austin, Texas, which will expire on December 31, 2017. The total estimated rent payments over the remaining term of the lease as of June 30, 2017 is approximately $34,000.

In August 2016, we amended our research agreement with the University. The scope and term under the agreement were extended through August 31, 2017 with a $750,000 increase in the maximum expenditure limitation. As of June 30, 2017, the research agreement, as amended, expires on August 31, 2017 with no remaining payment obligations after such date.

Contingent contractual obligations

The terms of the Grant Contract require that we pay CPRIT tiered royalties in the low- to mid-single digit percentages on revenues from sales and license of products or services that are based upon, utilize, are developed from or materially incorporate the intellectual property resulting from the grant-funded activities for AEB1102. Such royalties reduce to less than one percent after a mid-single digit multiple of the grant funds have been repaid to CPRIT in royalties. Such royalties are payable for so long as we have marketing exclusivity or patents covering the applicable product or service (or twelve years from commercial sale of product or service in certain countries if there is no such exclusivity or patent protection).

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

Off Balance Sheet Arrangements

Through June 30, 2017, we do not have any off balance sheet arrangements, as defined by applicable SEC regulations.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation (Topic 718), which provides clarity and reduces both the diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, and the amendment should be applied prospectively to an award modified on or after the adoption date. This amendment does not have any impact on the consolidated financial statements as no modifications were made to share-based payment awards during the six months ended June 30, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business.  These risks primarily include interest rate sensitivities.

As of June 30, 2017, we held $63.4 million in cash, cash equivalents, and marketable securities, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in reverse repurchase agreements and U.S government and agency securities.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history. We have no approved products and have only begun clinical development of AEB1102. Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of any of our product candidates, including AEB1102, for any of our target indications and to obtain necessary regulatory approvals. To date, we have recognized revenue solely from a government grant and have not generated any product revenue. Even if we receive regulatory approval for any of our product candidates, we do not know when these product candidates will generate revenue for us, if at all.

In addition, since inception, we have incurred significant operating losses. For the three and six months ended June 30, 2017, we reported a net loss of $6.6 million and $12.9 million, respectively. For the years ended December 31, 2016 and 2015, we reported a net loss of $21.7 million and $11.3 million, respectively. As of June 30, 2017, we had an accumulated deficit of $58.2 million. We have financed our operations primarily through private placements of our preferred stock, the initial public offering, or IPO, of our common stock, which closed on April 12, 2016, a follow-on public offering of our common stock in June 2017 and collection of a research grant. We have devoted substantially all of our efforts to research and development. We have only initiated clinical development for AEB1102 for the treatment of advanced solid tumors, Arginase 1 Deficiency and the hematological malignancies AML and MDS. We have not initiated clinical development of our other product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

To become and remain profitable, we must develop and eventually commercialize a product candidate or product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing nonclinical testing, initiating and completing clinical trials of one or more of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those product candidates for which we obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. We are currently only in the nonclinical development stages for most of our product candidates, and have only initiated clinical development for AEB1102 for the treatment of advanced solid tumors, Arginase 1 Deficiency and the hematological malignancies AML and MDS. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain or expand our research and development efforts, expand our business or continue our operations. A decline in the value of our company would also cause you to lose part or even all of your investment.

We may not be successful in advancing the clinical development of our product candidates, including AEB1102.

In order to execute on our strategy of advancing the clinical development of our product candidates, we are conducting three clinical trials for AEB1102, consisting of one Phase 1/2 clinical trial for the treatment of Arginase 1 Deficiency and two Phase 1 clinical trials for the treatment of patients with advanced solid tumors and the hematological malignancies AML and MDS. We have designed the planned expansion portion of our Phase 1 trial of AEB1102 for the treatment of advanced solid tumors to study cutaneous melanoma, uveal melanoma and small cell lung cancer, all of which have been shown in nonclinical studies to demonstrate a dependence on arginine. If our product candidate fails to work as we expect, our ability to assess the therapeutic effect, seek regulatory approval or otherwise begin or further clinical development, could be compromised. This may result in longer development times, larger trials and a greater likelihood of terminating the trial or not obtaining regulatory approval.

In addition, as we pursue oncology-related applications of our product candidates, because the natural history of different tumor types is variable, we will need to study our product candidates, including AEB1102, in clinical trials specific for a given tumor type and this will result in increased time and cost. Even if our product candidate demonstrates efficacy in a particular tumor type, we cannot guarantee that any product candidate, including AEB1102, will behave similarly in all tumor types, and we will be required to obtain separate regulatory approvals for each tumor type we intend a product candidate to treat. If any of our ongoing or planned clinical trials are unsuccessful, our business will suffer.

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

Based upon our planned use of our cash, cash equivalents, and marketable securities as of June 30, 2017, we estimate such funds will be sufficient for us to fund our Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency and our two ongoing Phase 1 clinical trials for the treatment of patients with advanced solid tumors and the hematological malignancies AML and MDS. Our future capital requirements will depend on many factors, including:

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

We have initiated clinical trials of our lead product candidate AEB1102, and the risk of failure for all of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete nonclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans for the respective target indications. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials that will likely differ in design and size from early-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, while we have observed a reduction in blood arginine for AEB1102 for the treatment of patients with Arginase 1 Deficiency, advanced solid tumors, and the hematological malignancies AML and MDS, this data may not necessarily be predictive of the final results of all patients intended to be enrolled in these Phase 1 clinical trials or in future trials. Furthermore, our ongoing Phase 1 clinical trials for the treatment of advanced solid tumors and the hematological malignancies AML and MDS, will evaluate the safety of our product candidates, and we will not be evaluating the efficacy of our product candidates in these early trials. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

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

We do not know whether any of our planned or current nonclinical studies, or ongoing or planned clinical trials, will need to be restructured or will be completed on schedule, or at all. For example, in November 2016, we submitted a protocol amendment to broaden the scope of our Phase 1 clinical trial for the treatment of Arginase 1 Deficiency to a Phase 1/2 trial. The amended protocol includes dosing of pediatric patients (two and older) and weekly repeat dosing, with the intent to assess the safety and tolerability, pharmacokinetics, pharmacodynamics, and clinical response of AEB1102 in patients with Arginase 1 Deficiency. In March 2017, we received an information request from the FDA and began discussions with the agency to support the inclusion of pediatric patients. We are working to resolve a difference in opinion with the FDA on data required to support inclusion of pediatric patients, which has delayed planned initiation of dosing in pediatric patients in the United States. The FDA may require additional information or studies to be conducted, or impose conditions that could further delay or restrict our planned clinical activities. Significant nonclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may materially harm our business and results of operations.

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

We have only initiated Phase 1 clinical trials for AEB1102 for the treatment of patients with advanced solid tumors, Arginase 1 Deficiency, and the hematological malignancies AML and MDS. We have not dosed any of our other product candidates in humans. Our existing and future planned clinical trials may reveal significant adverse events, toxicities or other side effects not seen in our nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

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

We are currently conducting clinical trials for AEB1102 for the treatment of patients with advanced solid tumors, Arginase 1 Deficiency and the hematological malignancies AML and MDS. Given the nature of the patient population enrolled in these trials, we have observed and expect to continue to observe serious adverse events that could be related or unrelated to AEB1102. In two separate Phase 1 trials for AEB1102 for the treatment of patients with advanced solid tumors and the hematological malignancies AML and MDS, we have observed serious adverse events in some patients, including death. To date, those serious adverse events that were considered possibly or probably related to the administration of AEB1102 include nausea, vomiting, diarrhea, fatigue, hypertension, and encephalopathy manifest as acute agitation. In our Phase 1 trial of AEB1102 for the treatment of patients with Arginase 1 Deficiency, we have not observed serious adverse events to date. Subjects in our ongoing and planned clinical trials may suffer minor, significant, serious, or even life-threatening adverse events, including those that are drug-related. Subjects in our ongoing and planned clinical trials may also suffer side effects not yet observed in any of our prior and ongoing clinical or nonclinical studies, including, but not limited to, toxicities to the nervous system, liver, heart, kidney, blood or immune system. We have not dosed any of our other product candidates in humans.

Testing in animals, such as our primate studies for AEB1102, may not uncover all side effects in humans or any observed side effects in animals may be more severe in humans. For example, it is possible that patients’ immune systems may recognize our engineered human enzymes as foreign and trigger an immune response. This risk is heightened in patients who lack the target enzyme, as is the case with patients with Arginase 1 Deficiency that we are treating in our Phase 1/2 trial and our future trials for this IEM. In addition, our product candidates such as AEB1102 break down target amino acids such as arginine, thereby releasing metabolites such as ornithine into the bloodstream. Some patients may be sensitive to these metabolites, increasing the risk of an adverse reaction due to treatment, which risk may not be able to be mitigated through dosing. Finally, although our engineered human enzyme product candidates such as AEB1102 are engineered from the human genome, AEB1102 is produced in E. coli. This manufacturing process could lead AEB1102 to be more likely to trigger an immune response than we expect.

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

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, EMA, MHRA or other foreign regulatory bodies. More specifically, many of our product candidates, including AEB1102, initially target indications that may be characterized as orphan markets, which can prolong the clinical trial timeline for the regulatory process if sufficient patients cannot be enrolled in a timely manner. Arginase 1 Deficiency is the least common of the urea cycle disorders, with a reported incidence of 1:350,000 to 1:1,000,000 live births. Urea cycle disorders are the IEM resulting from defects in the enzymes of the urea cycle, the process by which the human body detoxifies ammonia, a natural byproduct of protein metabolism. While there is currently a neonatal blood test to screen for Arginase 1 Deficiency, it has only been in broad use in the United States since 2006 and is not commonly used in Europe.  To date, the Urea Cycle Disorder Consortium and one national urea cycle disorder patient group have together identified approximately 40 treating physicians with over 50 patients with Arginase 1 Deficiency in the United States and Europe. Because neonatal blood testing for this disorder did not become common in the United States until 2006, we believe that approximately half of those individuals identified in the United States are younger than 18. However, due to screening requirements and enrollment restrictions in our amended clinical trial protocol, or any additional restrictions that may be imposed by regulatory agencies, not all pediatric patients, if any at all, may be eligible for inclusion in our Phase 1/2 trial in the United States.

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

We face intense competition from companies developing products to address urea cycle disorders. For example, Horizon Pharma plc has gained approval for its drug RAVICTI (glycerol phenylbutyrate), which is used to treat patients with urea cycle disorders suffering from hyperammonemia, which may sometimes include patients suffering from Arginase 1 Deficiency. Patients with Arginase 1 Deficiency may also benefit from taking RAVICTI (glycerol phenylbutyrate). Erytech Pharma is currently advancing its eryminase program into preclinical development for the treatment of Arginase 1 Deficiency. We also face intense competition from companies developing products and therapies to treat cancer. For example, Polaris Pharmaceuticals is conducting numerous clinical trials of ADI-PEG 20, an enzyme derived from mycoplasma, which degrades arginine in the blood.

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

We are a clinical-stage biotechnology company with a limited operating history, and, as of June 30, 2017, had only 38 employees, including five executive officers. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, facilitate regulatory approval of and commercialize product candidates. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. For instance, we have recently appointed Dr. Anthony Quinn, a member of our board of directors, as interim Chief Executive Officer, and are currently in the process of searching for a permanent Chief Executive Officer. There is no assurance that a qualified individual will be found timely or engaged on acceptable terms. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.

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

We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business and we expect that we may need to enter into additional license agreements in the future.  In particular, we partner with the University of Texas at Austin, which is a U.S. academic institution, in order to accelerate our discovery and nonclinical development work under a Sponsored Research Agreement. Under the Sponsored Research Agreement, we made payments of $375,000 and $457,000 for the six months ended June 30, 2017 and 2016, respectively, to sponsor research in the laboratory of our director, Dr. George Georgiou, at the University of Texas at Austin on the engineering, optimization and initial animal validation of human enzymes to determine the systemic depletion of amino acids for cancer therapy and to analyze enzyme replacement for the treatment of patients having inborn metabolic defects.

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

We have a concentrated stockholder base and our executive officers and directors, combined with our stockholders who each owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a majority of our capital stock as of June 30, 2017. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

We have broad discretion in the use of the net proceeds from our public offerings and may not use them effectively.

Our management has broad discretion in the application of the net proceeds from our public offerings, and you will not have the opportunity as part of your investment decision to assess whether the net proceeds are being used appropriately. Our management could spend the net proceeds from our public offerings in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest the net proceeds from our public offerings in a manner that does not produce income or that loses value.

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

In addition, on May 1, 2017, we filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $150.0 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities. The shelf registration statement was declared effective by the SEC on May 30, 2017. In June 2017, we sold 3,000,000 shares of our common stock in an underwritten public offering pursuant to the shelf registration statement for aggregate gross proceeds of $12.3 million. In addition, common stock with an aggregate offering price of up to $20.0 million may be issued and sold pursuant to an “at-the-market” offering of our common stock pursuant to a sales agreement between us and JonesTrading Institutional Services LLC, or JonesTrading. Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver a placement notice to JonesTrading at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or JonesTrading pursuant to the terms of the sales agreement. The number of shares that are sold by JonesTrading after delivering a placement notice will fluctuate based on the market price of our common stock during the sales period and limits we set with JonesTrading. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued.  Issuances of such shares pursuant to the sales agreement will have a dilutive effect on our existing stockholders. Further, if we sell common stock, preferred stock, convertible securities and other equity securities in other transactions pursuant to our shelf registration statement on Form S-3, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders.

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

As a public company, and particularly after we are no longer an emerging growth company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain and maintain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Exhibit
Number	Description

10.1	Terms of Resignation between the Registrant and Dr. David G. Lowe.

10.2*	Offer Letter, dated April 21, 2017, issued by the Registrant to Dr. Anthony Quinn.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017.

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

Date: August 9, 2017

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Anthony G. Quinn, M.B Ch.B. Ph.D.
Anthony G. Quinn, M.B Ch.B. Ph.D.
Interim Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2017

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Charles N. York II
Charles N. York II
Chief Financial Officer and Vice President
(Principal Accounting Officer and Principal Financial Officer and duly Authorized Signatory)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Terms of Resignation between the Registrant and Dr. David G. Lowe.

10.2*	Offer Letter, dated April 21, 2017, issued by the Registrant to Dr. Anthony Quinn.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017.

(1)

The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section.  Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.