Form 10-Q
period 2017-09-30
Aeglea BioTherapeutics, Inc.
filed 2017-11-07
CIK 1636282

W

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, the registrant had 16,644,323 shares of common stock, $0.0001 par value per share, outstanding.

AEGLEA BIOTHERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, clinical development activities, efficacy and safety profile of our product candidates, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of clinical trials and potential regulatory approval and commercialization of product candidates. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,162	$47,748
Marketable securities	42,587	15,754
Accounts receivable - grant	2,452	1,215
Prepaid expenses and other current assets	1,318	1,707
Total current assets	59,519	66,424
Property and equipment, net	844	599
Other non-current assets	139	40
TOTAL ASSETS	$60,502	$67,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$615	$168
Deferred revenue	50	71
Accrued and other current liabilities	4,212	3,726
Total current liabilities	4,877	3,965
Other non-current liabilities	117	132
TOTAL LIABILITIES	4,994	4,097
Commitments and Contingencies (Notes 9 and 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2017 and December 31, 2016; no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 16,472,831 shares and 13,430,833 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2	1
Additional paid-in capital	121,568	108,246
Accumulated other comprehensive loss	(32)	(4)
Accumulated deficit	(66,030)	(45,277)
TOTAL STOCKHOLDERS’ EQUITY	55,508	62,966
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,502	$67,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Grant	$1,261	$1,149	$3,723	$3,381

Operating expenses:
Research and development	$6,239	$5,385	$17,024	$13,402
General and administrative	3,020	2,065	7,749	6,342
Total operating expenses	9,259	7,450	24,773	19,744
Loss from operations	(7,998)	(6,301)	(21,050)	(16,363)

Other income (expense):
Interest income	136	72	332	172
Other expense	(12)	(9)	(35)	(24)
Total other income	124	63	297	148
Net loss	$(7,874)	$(6,238)	$(20,753)	$(16,215)

Net loss per share, basic and diluted	$(0.48)	$(0.47)	$(1.42)	$(1.89)
Weighted-average common shares outstanding, basic and diluted	16,409,871	13,326,093	14,641,082	8,598,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(7,874)	$(6,238)	$(20,753)	$(16,215)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(3)	2	(28)	4
Total comprehensive loss	$(7,877)	$(6,236)	$(20,781)	$(16,211)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,753)	$(16,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183	96
Purchase discount (premium) on marketable securities, net	2	(146)
Amortization of premium on marketable securities, net	82	51
Stock-based compensation	1,794	963
Research and development services settled with convertible preferred stock	15	80
Other, net	(15)	(16)
Changes in operating assets and liabilities:
Accounts receivable - grant	(1,237)	126
Prepaid expenses and other assets	275	(1,261)
Accounts payable	447	347
Deferred revenue	(21)	181
Accrued and other liabilities	486	1,309
Net cash used in operating activities	(18,742)	(14,485)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(428)	(91)
Purchases of marketable securities	(62,115)	(20,390)
Proceeds from maturities of marketable securities	35,170	5,766
Decrease in restricted cash	—	80
Net cash used in investing activities	(27,373)	(14,635)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in public offering, net of offering costs	11,380	49,294
Proceeds from employee stock plan purchases and stock option exercises	149	76
Net cash provided by financing activities	11,529	49,370
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34,586)	20,250

CASH AND CASH EQUIVALENTS
Beginning of period	47,748	29,294
End of period	$13,162	$49,544
Supplemental Disclosure of Non-Cash Investing and Financing Information:
Conversion of Series A convertible preferred stock to common stock upon initial public offering	$—	$13,573
Conversion of Series B convertible preferred stock to common stock upon initial public offering	$—	$44,738

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

In connection with the IPO, the Company amended its Restated Certificate of Incorporation to change the authorized capital stock to 510,000,000 shares of which 500,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock, all with a par value of $0.0001 per share. There are no shares of preferred stock outstanding as of September 30, 2017.

Follow-on Public Offering

In June 2017, the Company issued and sold 3,000,000 shares of common stock in an underwritten public offering pursuant to a shelf registration statement on Form S-3 at a public offering price of $4.10 per share. The net proceeds to the Company from this public offering was approximately $11.4 million, after deducting underwriting discounts and commissions of $615,000 and offering costs of $306,000. As of September 30, 2017, the Company did not have any offering costs recorded as an outstanding liability on the balance sheet.

Liquidity

As of September 30, 2017, the Company had working capital of $54.6 million, an accumulated deficit of $66.0 million, and cash, cash equivalents, and marketable securities of $55.7 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s products will require significant additional financing.

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of September 30, 2017, and its results of operations for the three and nine months ended September 30, 2017, and cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other future annual or interim period. The December 31, 2016 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2016 as filed with the SEC.

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

Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific-identification method. There were no realized gains or losses on marketable securities for the nine months ended September 30, 2017. Interest on marketable securities is included in interest income.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the nine months ended September 30, 2017.

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

Level 3:

Valuations based on unobservable inputs to the valuation methodology and including data about assumptions that market participants would use in pricing the asset or liability based on the best information available under the circumstances.

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

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on the Company’s results of operations or financial position as of September 30, 2017 and December 31, 2016.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation (Topic 718), which provides clarity and reduces both the diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, and the amendment should be applied prospectively to an award modified on or after the adoption date. The Company does not expect the adoption of the amendment to have a material impact on its consolidated financial statements.

3. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$3,959	$—	$—	$3,959
Reverse repurchase agreements	7,250	—	—	7,250
Total cash equivalents	11,209	—	—	11,209

Marketable securities:
U.S. treasury securities	2,509		(2)	2,507
U.S. government securities	40,110	—	(30)	40,080
Total marketable securities	$42,619	$—	$(32)	$42,587

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$4,584	$—	$—	$4,584
Reverse repurchase agreements	39,250	—	—	39,250
Total cash equivalents	43,834	—	—	43,834

Marketable securities:
U.S. government securities	15,758	—	(4)	15,754
Total marketable securities	$15,758	$—	$(4)	$15,754

The reverse repurchase agreements are settled in cash nightly, and as such are classified as cash equivalents.

As of September 30, 2017 and December 31, 2016, the Company held 24 and nine debt securities, respectively, that were in an unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position as of September 30, 2017 and December 31, 2016 were $36.8 million and $15.8 million, respectively, with no individual securities in a significant unrealized loss position. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions and would not be required to sell the securities before recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of September 30, 2017 and December 31, 2016.

The following tables summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	September 30,	December 31,
	2017	2016
Due in one year or less	$26,619	$15,754
Due in 1 - 2 years	15,968	—
Total marketable securities	$42,587	$15,754

The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued compensation	$1,468	$1,270
Accrued contracted research and development costs	1,958	1,749
Accrued professional and consulting fees	553	480
Accrued other and other current liabilities	233	227
Total accrued and other current liabilities	$4,212	$3,726

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

The Company recognized grant revenue of $1.3 million and $1.2 million in the three months ended September 30, 2017 and 2016, respectively, and $3.7 million and $3.4 million in the nine months ended September 30, 2017 and 2016, respectively, for qualified expenditures under the grant. As of September 30, 2017 and December 31, 2016, the Company had outstanding grant receivables of $2.5 million and $1.2 million, respectively, for the grant expenditures that were paid but had not been reimbursed and deferred revenue of $50,000 and $71,000, respectively, for proceeds received but for which the costs had not been incurred or the conditions of the award had not been met.

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

During the three months ended September 30, 2017 and 2016, the Company issued an aggregate of 735,600 and 11,562 options to purchase common stock, respectively, under its equity incentive plans for an aggregate fair value of $1.7 million and $42,000, respectively.

During the nine months ended September 30, 2017 and 2016, the Company issued an aggregate of 1,753,300 and 731,779 options to purchase common stock, respectively, under its equity incentive plans for an aggregate fair value of $6.6 million and $3.7 million, respectively.

Under the Company’s 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company issued and sold 20,990 shares for aggregate cash proceeds of $53,000 during the three months ended September 30, 2017 and 39,174 shares for aggregate cash proceeds of $131,000 during the nine months ended September 30, 2017. There were 19,061 shares issued and sold under the 2016 ESPP for aggregate cash proceeds of $76,000 during the three and nine months ended September 30, 2016.

Total stock-based compensation expense related to the Company’s equity incentive plans and 2016 ESPP was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$277	$190	$672	$400
General and administrative	451	244	1,122	563
Total stock-based compensation expense	$728	$434	$1,794	$963

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the equity incentive plans and the shares purchasable under the 2016 ESPP during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Equity Incentive Plans
Expected term	5.82	6.07	5.91	5.99
Expected volatility	85%	81%	86%	87%
Risk-free interest	1.88%	1.16%	1.99%	1.28%
Dividend yield	0%	0%	0%	0%

2016 ESPP
Expected term	0.50	0.50	0.50	0.45
Expected volatility	79%	81%	79%	82%
Risk-free interest	1.23%	0.57%	0.90%	0.49%
Dividend yield	0%	0%	0%	0%

7. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables sets forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$3,959	$—	$—	$3,959
Reverse repurchase agreements	—	7,250	—	7,250
U.S. treasury securities	2,507	—	—	2,507
U.S. government securities	—	40,080	—	40,080
Total financial assets	$6,466	$47,330	$—	$53,796

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$4,584	$—	$—	$4,584
Reverse repurchase agreements	—	39,250	—	39,250
U.S. government securities	—	15,754	—	15,754
Total financial assets	$4,584	$55,004	$—	$59,588

The Company measures the fair value of money market funds on quoted prices in active markets for identical asset or liabilities. The Level 2 assets include reverse repurchase agreements and U.S. government securities and are valued based on quoted prices for similar assets in active markets and inputs other than quoted prices that are derived from observable market data.

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

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Series A convertible preferred stock	—	—	—	816,677
Series B convertible preferred stock	—	—	—	1,879,553
Unvested restricted common stock	52,882	95,415	63,364	105,996
Options to purchase common stock	2,294,012	1,361,135	1,846,593	1,017,620

9. Research and License Agreements

University Research Agreement

In December 2013, the Company entered into a research agreement with the University of Texas at Austin (the “University”). Under the terms of this research agreement, the Company engaged the University to perform certain nonclinical research activities related to the systemic depletion of amino acids for cancer and rare disease therapy.

Under the research agreement, the Company was required to pay the University an annual amount not to exceed $386,000 during the one-year term of the agreement from the effective date. Pursuant to subsequent amendments to the research agreement, the term and maximum expenditure limitation were extended and increased through August 31, 2018 for a combined amount of $2.2 million (See Note 12). The Company did not pay the University any fees under the research agreement for the three months ended September 30, 2017 and paid $188,000 for the three months ended September 30, 2016. For the nine months ended September 30, 2017 and 2016, the Company paid $375,000 and $645,000, respectively, to the University under the research agreement.

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

10. Related Party Transactions

The spouse of the Company’s former Chief Executive Officer previously provided consulting services to the Company. No payments were made to the spouse in the nine months ended September 30, 2017. For the three and nine months ended September 30, 2016, the Company paid $65,000 and $389,000, respectively, to the spouse in consulting fees, which were recorded in Research and Development expenses. As of September 30, 2017 and December 31, 2016, the Company had no outstanding liability to the related party.

One of the founders, a non-employee member of the Company’s board of directors, entered into a consulting agreement with the Company in 2014 under which the founder would receive $50,000 per year for a fixed number of hours of consulting and advisory services and receive equity incentive shares, which converted into 43,290 restricted stock awards and 13,852 stock options upon the LLC Conversion, with the vesting contingent on time and performance milestones being achieved. The Company paid $12,500 and $25,000 during each of the three months ended September 30, 2017 and 2016 and $37,500 and $50,000 during the nine months ended September 30, 2017 and 2016, respectively, to the founder under the consulting agreement. As of September 30, 2017 and December 31, 2016, the Company had no outstanding liability to the related party.

11. Commitments and Contingencies

The Company leases office space and laboratory facilities in Austin, Texas under operating leases that commenced in January 2015 and February 2017, respectively. The office space lease was amended in September 2016 and extended to December 31, 2020. The laboratory facility lease will expire on December 31, 2017.

12. Subsequent Event

In October 2017, the Company signed an amendment to the research agreement with the University. Under the amendment, the Company extended the research agreement with the University through August 31, 2018 for an annual amount not to exceed $375,000 during the term of the agreement.

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

Our lead product candidate, AEB1102 (pegzilarginase), is engineered to degrade the amino acid arginine and is being developed to treat two extremes of arginine metabolism, including arginine excess in patients with Arginase 1 Deficiency, an IEM, as well as some cancers which have been shown to have a metabolic dependence on arginine. The United States Adopted Names Council and World Health Organization have recently adopted pegzilarginase as the unique nonproprietary, or generic, name for AEB1102. AEB1102 has demonstrated clinical proof-of-mechanism in both scenarios. In a Phase 1 clinical trial for the treatment of patients with Arginase 1 Deficiency, a dose-proportional reduction in plasma arginine levels was observed in two patients. A reduction in blood arginine levels was also observed in Phase 1 clinical trials for the treatment of patients with advanced solid tumors and the hematological malignancies relapsed refractory acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS. These preliminary results support its potential use as a therapeutic of both Arginase 1 Deficiency and certain cancers associated with abnormal amino acid metabolism.

We are conducting three clinical trials for AEB1102, consisting of one Phase 1/2 clinical trial for the treatment of Arginase 1 Deficiency and two Phase 1 clinical trials for the treatment of certain cancers.

•

Arginase 1 Deficiency. In November 2016, we submitted a protocol amendment to broaden the scope of our Phase 1 trial to a Phase 1/2 trial. The amended protocol includes dosing of pediatric patients (two and older) and weekly repeat dosing, with the intent to assess the safety, tolerability, pharmacokinetics, pharmacodynamics, and clinical response of AEB1102 in patients with this IEM. In the first quarter of 2017, we received approval for the Phase 1/2 protocol for the treatment of patients with Arginase 1 Deficiency at multiple Institutional Review Boards. In March 2017, we received an information request from the FDA and began discussions with the agency to support the inclusion of pediatric patients in our Phase 1/2 trial. We are working to resolve a difference in opinion with the FDA on data required to support inclusion of pediatric patients, which has delayed our planned initiation of dosing in pediatric patients in the United States. We are continuing our dialogue with the FDA on this topic and have initiated activities to reach more patients in Canada and Europe with this rare disease. In September 2017, we dosed two adults in the repeat dose part of our Phase 1/2 trial. These two adult patients had previously received single ascending doses of AEB1102 which demonstrated that AEB1102 was well tolerated and reduced arginine levels in the blood. We expect topline data to be released in the second half of 2018.

•

Advanced Solid Tumors. In October 2015, we initiated enrollment for a Phase 1 dose escalation trial for cancer patients with advanced solid tumors. In this ongoing trial, AEB1102 demonstrates an acceptable tolerability and safety profile that supports further clinical investigation along with a reduction in blood arginine levels, providing proof-of-mechanism. We expect to announce results of this Phase 1 dose escalation trial in patients with advanced solid tumors and anticipate initiating three single agent expansion arms in cutaneous melanoma, uveal melanoma, and small cell lung cancer, potentially in combination with existing or emerging standards of care, in the fourth quarter of 2017 or the first quarter of 2018. In October 2017, we announced our clinical collaboration agreement with Merck, also known as MSD outside the United States and Canada, to evaluate the combination of AEB1102 with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab), for the treatment of patients with small cell lung cancer. The multicenter Phase 1/2 study will evaluate objective response rate in patients with extensive small cell lung cancer who have relapsed or progressed after receiving platinum-based chemotherapy. Enrollment is expected to begin in the first quarter of 2018.

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

We have not recorded revenue from product sales and all of our revenue to date has been grant revenue. Since our inception, and through September 30, 2017, we have raised an aggregate of $122.1 million to fund our operations through the sale and issuance of convertible preferred and common equity securities and collected $12.0 million in grant proceeds. As of September 30, 2017, we had cash, cash equivalents, and marketable securities of $55.7 million.

We have incurred net losses in each year since inception. Our net losses were $20.8 million and $16.2 million for the nine months ended September 30, 2017 and 2016, respectively, and have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of September 30, 2017, we had an accumulated deficit of $66.0 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase significantly as we continue our clinical and diagnostic development activities for our lead product candidate, AEB1102; concurrently develop our pipeline product candidates; expand and protect our intellectual property portfolio; and hire additional personnel. In addition, we have incurred and expect to continue to incur additional costs associated with operating as a public company.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for the discovery and development of our product candidates, most notably, our lead product candidate AEB1102. Since we currently do not have internal manufacturing capabilities, we contract with external providers for manufacturing services. In addition, while we opened an internal research laboratory in February 2017, we continue to contract with external providers for nonclinical studies and clinical trials. Our research and development expenses include:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	September 30,		Dollar
	2017	2016	Change	% Change
	(dollars in thousands)
Revenues:
Grant	$1,261	$1,149	$112	10%
Operating expenses:
Research and development	$6,239	$5,385	$854	16%
General and administrative	3,020	2,065	955	46%
Total operating expenses	9,259	7,450	1,809	24%
Loss from operations	(7,998)	(6,301)	(1,697)	27%
Interest income	136	72	64	89%
Other expense, net	(12)	(9)	(3)	33%
Net loss	$(7,874)	$(6,238)	$(1,636)	26%

Grant Revenues.  Grant revenues increased by $0.1 million, or 10%, to $1.3 million for the three months ended September 30, 2017 from $1.2 million for the three months ended September 30, 2016. The increase was primarily due to additional research and development costs associated with the clinical trials for AEB1102 in patients with advanced solid tumors and the hematological malignancies AML and MDS, for which we recognized grant revenue pursuant to the Grant Contract.

Research and Development Expenses.  Research and development expenses increased by $0.9 million, or 16%, to $6.2 million for the three months ended September 30, 2017 from $5.4 million for the three months ended September 30, 2016. The change in research and development expenses was primarily due to:

•

Higher personnel-related expenses, which increased by $1.0 million as a result of additional employee headcount to expand our internal regulatory, research laboratory, and clinical development capabilities;

•

Higher manufacturing expenses, which increased by $0.8 million as a result of scaling-up the development and clinical manufacturing for AEB1102 and manufacturing activities for pipeline development; and

•

Lower nonclinical expenses, which decreased by $0.9 million as a result of completing toxicology studies in 2016 for the preparation of multi-dose clinical trials related to AEB1102 for patients with Arginase 1 Deficiency.

General and Administrative Expenses.    General and administrative expenses increased by $1.0 million, or 46%, to $3.0 million for the three months ended September 30, 2017 from $2.1 million for the three months ended September 30, 2016. The increase in general and administrative expenses was primarily due to an increase in employee compensation and facilities costs.

Interest Income.    The increase in interest income to $136,000 for the three months ended September 30, 2017 from $72,000 for the three months ended September 30, 2016 was primarily due to the investment of additional funds received as a result of our IPO in April 2016 and our follow-on public offering in June 2017.

Results of Operations

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended
	September 30,		Dollar
	2017	2016	Change	% Change
	(dollars in thousands)
Revenues:
Grant	$3,723	$3,381	$342	10%
Operating expenses:
Research and development	$17,024	$13,402	$3,622	27%
General and administrative	7,749	6,342	1,407	22%
Total operating expenses	24,773	19,744	5,029	25%
Loss from operations	(21,050)	(16,363)	(4,687)	29%
Interest income	332	172	160	93%
Other expense, net	(35)	(24)	(11)	46%
Net loss	$(20,753)	$(16,215)	$(4,538)	28%

Grant Revenues.  Grant revenues increased by $0.3 million, or 10%, to $3.7 million for the nine months ended September 30, 2017 from $3.4 million for the nine months ended September 30, 2016. The increase was primarily due to additional research and development costs associated with the clinical trials for AEB1102 in patients with advanced solid tumors and the hematological malignancies AML and MDS, for which we recognized grant revenue pursuant to the Grant Contract.

Research and Development Expenses.  Research and development expenses increased by $3.6 million, or 27%, to $17.0 million for the nine months ended September 30, 2017 from $13.4 million for the nine months ended September 30, 2016. The change in research and development expenses was primarily due to:

•

Higher personnel-related expenses, which increased by $2.2 million as a result of additional employee headcount to expand our internal regulatory, research laboratory, and clinical development capabilities;

•	Higher manufacturing expenses, which increased by $2.2 million as a result of scaling-up the development and clinical manufacturing for AEB1102 and manufacturing activities for pipeline development;
•

Higher clinical development expenses, which increased by $0.6 million as a result of initiating our Phase 1 dose escalation trial for AEB1102 in patients with hematological malignancies in July 2016, development of our natural history study for patients with Arginase 1 Deficiency, and our preparation for three solid tumor single agent expansion arms; and

•

Lower nonclinical expenses, which decreased by $1.4 million as a result of completing toxicology studies in 2016 for the preparation of multi-dose clinical trials related to AEB1102 for patients with Arginase 1 Deficiency.

General and Administrative Expenses.    General and administrative expenses increased by $1.4 million, or 22%, to $7.7 million for the nine months ended September 30, 2017 from $6.3 million for the nine months ended September 30, 2016. The increase in general and administrative expenses was primarily due to an increase in employee compensation and office rent.

Interest Income.    The increase in interest income to $332,000 for the nine months ended September 30, 2017 from $172,000 for the nine months ended September 30, 2016 was primarily due to the investment of additional funds received as a result of our IPO in April 2016 and our follow-on public offering in June 2017.

Liquidity and Capital Resources

Sources of liquidity

We are a clinical-stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. Since our inception and through September 30, 2017, we have funded our operations by raising an aggregate of $122.1 million of gross proceeds from the sale and issuance of convertible preferred and common equity securities and collecting $12.0 million in grant proceeds. Additionally, we entered into an agreement with a contract manufacturing organization, or CMO, in 2013 whereby we issued convertible preferred shares to the CMO in exchange for services performed, with the obligation fully satisfied in June 2015.

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

In June 2017, we sold an aggregate of 3,000,000 shares of common stock in an underwritten public offering pursuant to the shelf registration statement for gross proceeds of $12.3 million, resulting in net proceeds of $11.4 million after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2017, we do not have any offering costs as an outstanding liability on the balance sheet.

In addition, common stock with an aggregate offering price of up to $20.0 million may be issued and sold pursuant to an at-the-market sales agreement with JonesTrading Institutional Services LLC. As of September 30, 2017, no sales had been made under this at-the-market sales agreement and $20.0 million of common stock remained available to be sold, subject to certain conditions as specified in the sales agreement.

In June 2015, we entered into the Grant Contract with CPRIT, under which CPRIT agreed to provide up to $19.8 million in grant funding to fund our development of AEB1102. Through September 30, 2017, we have collected $12.0 million in grant proceeds with $7.8 million available for future collection under the grant contract.  As of September 30, 2017, we have a grant receivable outstanding of $2.5 million.

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

As of September 30, 2017, we had available cash, cash equivalents, and marketable securities of $55.7 million. Under our current operating plan, we believe that we have sufficient resources to fund our operations through September 30, 2019 with our existing cash, cash equivalents, and marketable securities.

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

Due to our significant research and development expenditures, we have generated substantial losses in each period since inception. We have an accumulated deficit of $66.0 million as of September 30, 2017. We expect to incur substantial losses in the future as we expand our research and development capabilities. Based on those plans, we expect that our existing cash, cash equivalent, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least through September 30, 2019. We have based this estimate on assumptions that may prove to be incorrect, however, and we could deplete our capital resources sooner than we expect.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Net cash and cash equivalents (used in) provided by:
Operating activities	$(18,742)	$(14,485)
Investing activities	(27,373)	(14,635)
Financing activities	11,529	49,370
Net (decrease) increase in cash and cash equivalents	$(34,586)	$20,250

Cash used in operating activities

Cash used in operating activities for the nine months ended September 30, 2017 was $18.7 million and reflected a net loss of $20.8 million. Our net loss was offset in part by non-cash expenses of $1.8 million for stock-based compensation and $0.2 million for depreciation and amortization with no net change in operating assets and liabilities during the nine months ended September 30, 2017.

Cash used in operating activities for the nine months ended September 30, 2016 was $14.5 million and reflected a net loss of $16.2 million. Our net loss was offset in part by non-cash expenses of $1.0 million for stock-based compensation. The change in operating assets and liabilities was primarily due to an increase in accounts payable of $0.3 million and accrued and other liabilities of $1.3 million driven by an increase in accrued research and development costs offset by a $1.4 million increase in prepaid expenses and other assets resulting from the prepayment of manufacturing costs, clinical development costs and insurance premiums.

Cash used in investing activities

Cash used in investing activities for the nine months ended September 30, 2017 was $27.4 million and consisted of $62.1 million in purchases of marketable securities and $0.4 million in purchases of property and equipment primarily to develop an internal research laboratory, offset by $35.2 million in maturities of marketable securities.

Cash used in investing activities for the nine months ended September 30, 2016 was $14.7 million and primarily consisted of $20.4 million in purchases of marketable securities and $0.1 million in purchases of property and equipment offset by $5.8 million in maturities of marketable securities.

Cash provided by financing activities

Cash provided by financing activities for the nine months ended September 30, 2017 was $11.5 million, which primarily consisted of $12.3 million from the follow-on public offering of our common stock in June 2017, offset by $0.6 million in underwriting discounts and commissions and $0.3 million of offering costs, and $0.1 million in proceeds received from stock option exercises and the sale of common stock under our 2016 Employee Stock Purchase Plan.

Cash provided by financing activities for the nine months ended September 30, 2016 was $49.4 million, which consisted of $54.8 million from the IPO in April 2016, offset by $3.8 million in underwriting discounts and commissions and $1.7 million in offering costs, and $0.1 million in sale of common stock under our 2016 Employee Stock Purchase Plan.

Contractual Obligations

In September 2016, we amended our operating lease agreement for office space in Austin, Texas. The amended lease increased the office space and extended the lease term through December 31, 2020. The total estimated rent payments over the remaining term of the lease as of September 30, 2017 is approximately $0.9 million.

In February 2017, we entered into a separate lease agreement for laboratory space in Austin, Texas, which will expire on December 31, 2017. The total estimated rent payments over the remaining term of the lease as of September 30, 2017 is approximately $15,000.

In October 2017, we amended our research agreement with the University. The scope and term under the agreement were extended through August 31, 2018 with a $375,000 increase in the maximum expenditure limitation. The research agreement, as amended, expires on August 31, 2018 with no remaining payment obligations after such date.

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

Off Balance Sheet Arrangements

Through September 30, 2017, we do not have any off balance sheet arrangements, as defined by applicable SEC regulations.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation (Topic 718), which provides clarity and reduces both the diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, and the amendment should be applied prospectively to an award modified on or after the adoption date. We do not expect the adoption of the amendment to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and due to the low risk profile of our investments, a 10% change in interest rates would not have a material effect on the total market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

As of September 30, 2017, we held $55.7 million in cash, cash equivalents, and marketable securities, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in reverse repurchase agreements and U.S government securities.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company. We began operations as a limited liability company in December 2013 and converted to a Delaware corporation in March 2015. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking nonclinical studies, and preparing for, commencing and conducting initial clinical trials of our most advanced product candidate, AEB1102 (pegzilarginase).

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

In addition, since inception, we have incurred significant operating losses. For the three and nine months ended September 30, 2017, we reported a net loss of $7.9 million and $20.8 million, respectively. For the years ended December 31, 2016 and 2015, we reported a net loss of $21.7 million and $11.3 million, respectively. As of September 30, 2017, we had an accumulated deficit of $66.0 million. We have financed our operations primarily through private placements of our preferred stock, the initial public offering, or IPO, of our common stock, which closed on April 12, 2016, a follow-on public offering of our common stock in June 2017 and collection of a research grant. We have devoted substantially all of our efforts to research and development. We have only initiated clinical development for AEB1102 for the treatment of advanced solid tumors, Arginase 1 Deficiency and the hematological malignancies AML and MDS. We have not initiated clinical development of our other product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

Based upon our planned use of our cash, cash equivalents, and marketable securities as of September 30, 2017, we estimate such funds will be sufficient for us to fund our ongoing Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency, our ongoing Phase 1 clinical trial for the treatment of patients with the hematological malignancies AML and MDS, our ongoing Phase 1 clinical trial for the treatment of patients with advanced solid tumors, including our three anticipated single agent expansion arms in cutaneous melanoma, uveal melanoma, and small cell lung cancer, as well as with the combination clinical trial of AEB1102 with Merck’s anti-PD-1 therapy for the treatment of patients with small cell lung cancer. Our future capital requirements will depend on many factors, including:

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

We have invested a significant portion of our efforts and financial resources in the nonclinical and clinical development and testing of our most advanced product candidate, AEB1102, for the treatment of patients with Arginase 1 Deficiency, advanced solid tumors and the hematological malignancies AML and MDS. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of AEB1102. The success of AEB1102 and our other product candidates will depend on many factors, including the following:

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

We have initiated clinical trials of our lead product candidate AEB1102, and the risk of failure for all of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete nonclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans for the respective target indications. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials that will likely differ in design and size from early-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, while we have observed a reduction in blood arginine due to AEB1102 in patients with Arginase 1 Deficiency, advanced solid tumors, and the hematological malignancies AML and MDS, this data may not necessarily be predictive of the final results of all patients intended to be enrolled in these ongoing clinical trials or in future trials. Furthermore, our ongoing Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency and our Phase 1 clinical trials for the treatment of advanced solid tumors and the hematological malignancies AML and MDS will evaluate the safety of our product candidates, and we will not be evaluating the efficacy of our product candidates in these early trials. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

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

Engineered human enzyme products are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the trial period, the manufacturing and quality control standards required to be met by regulators, the number of patients the FDA, EMA, MHRA or another applicable regulatory authority will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of engineered human enzyme products, or that the data generated in these trials will be acceptable to the FDA or another applicable regulatory authority to support marketing approval.

We have only initiated early-stage clinical trials for AEB1102 for the treatment of patients with advanced solid tumors, Arginase 1 Deficiency, and the hematological malignancies AML and MDS. We have not dosed any of our other product candidates in humans. Our existing and future planned clinical trials may reveal significant adverse events, toxicities or other side effects not seen in our nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

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

We are currently conducting clinical trials for AEB1102 for the treatment of patients with advanced solid tumors, Arginase 1 Deficiency and the hematological malignancies AML and MDS. Given the nature of the patient population enrolled in these trials, we have observed and expect to continue to observe serious adverse events that could be related or unrelated to AEB1102. In two separate Phase 1 trials for AEB1102 for the treatment of patients with advanced solid tumors and the hematological malignancies AML and MDS, we have observed serious adverse events in some patients, including death. To date, those serious adverse events that were considered possibly or probably related to the administration of AEB1102 include nausea, diarrhea, vomiting, dehydration, dizziness, encephalopathy manifest as acute agitation, failure to thrive, fatigue, hypertension, and intracranial hemorrhage. In our Phase 1/2 trial of AEB1102 for the treatment of patients with Arginase 1 Deficiency, we have not observed serious adverse events to date. Subjects in our ongoing and planned clinical trials may suffer minor, significant, serious, or even life-threatening adverse events, including those that are drug-related. Subjects in our ongoing and planned clinical trials may also suffer side effects not yet observed in any of our prior and ongoing clinical or nonclinical studies, including, but not limited to, toxicities to the nervous system, liver, heart, kidney, blood or immune system. We have not dosed any of our other product candidates in humans.

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

The safety or efficacy profile of AEB1102 may differ in combination therapy with other existing or future drugs, and therefore may preclude its further development or approval, which would materially harm our business.

From time to time, our commercialization strategy may include the combination of our product candidates with third-parties’ products or product candidates. For example, we recently announced our clinical collaboration agreement with Merck to evaluate the combination of AEB1102 with Merck’s anti-PDF-1 therapy, KEYTRUDA (pembrolizumab), for the treatment of patients with small cell lung cancer. These combination studies involve additional risks due to their reliance on circumstances outside our control, such as those relating to the availability and marketability of the third-party product involved in the study. Although Merck has agreed to provide KEYTRUDA in connection with our planned combination trial, we may be unable to secure and maintain a sufficient supply of such third-party products when needed on commercially reasonably terms. Any such shortages could cause us to delay or terminate our combination trials.

It is also difficult to predict the way in which AEB1102 will interact with third-party products used in combination clinical trials. As a result, such combination trials may demonstrate reduced efficacy, increase or exacerbate side effects that have been seen with AEB1102 alone, or result in new side effects that have not previously been identified with AEB1102 alone. In addition, data obtained from any combination trials may be subject to a variety of interpretations. For instance, positive data may not guarantee the ability to move forward due to changes in the landscape for the treatment of targeted indications, and failure to achieve our primary endpoints may not necessarily preclude a viable commercial path. Any undesirable side effects, lack of efficacy seen in combination trials, differing interpretation of clinical data or other unforeseen circumstances may affect our ability to continue with and obtain regulatory approval for the combination therapy, as well as our ability to continue with and obtain regulatory approval for AEB1102 monotherapy.

Further, to evaluate AEB1102 in combination with other products in clinical development may require us to establish collaborations, licensing arrangements or alliances with third parties. There is no assurance that we will be able to enter into such arrangements on favorable terms, or at all.

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

Our understanding of both the number of people who suffer from conditions such as Arginase 1 Deficiency or who have advanced solid tumors or hematological malignancies dependent on arginine, as well as the potential subset of those who have the potential to benefit from treatment with our product candidates such as AEB1102, are based on estimates. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

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

We are a clinical-stage biotechnology company with a limited operating history, and, as of September 30, 2017, had only 45 employees, including six executive officers. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We currently rely and will continue to rely on third parties to provide manufacturing and clinical development capabilities. For example, we rely on a contract manufacturing organization, KBI BioPharma, Inc., or KBI, to manufacture and supply nonclinical and clinical trial quantities of the biological substance of our lead product candidate, AEB1102 and pipeline product candidates. We also expect to rely on KBI to manufacture and supply commercial quantities of AEB1102.

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

Third-party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, or similar regulatory requirements outside the United States. Although we do not have day-to-day control over third-party manufacturers’ compliance with these regulations and standards, we are responsible for ensuring compliance with such regulations and standards. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which would significantly and adversely affect supplies of our product candidates and our business.

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

We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business and we expect that we may need to enter into additional license agreements in the future.  In particular, we partner with the University of Texas at Austin, which is a U.S. academic institution, in order to accelerate our discovery and nonclinical development work under a Sponsored Research Agreement. Under the Sponsored Research Agreement, we made payments of $375,000 and $645,000 for the nine months ended September 30, 2017 and 2016, respectively, to sponsor research in the laboratory of our director, Dr. George Georgiou, at the University of Texas at Austin on the engineering, optimization and initial animal validation of human enzymes to determine the systemic depletion of amino acids for cancer therapy and to analyze enzyme replacement for the treatment of patients having inborn metabolic defects.

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

We have a concentrated stockholder base and our executive officers and directors, combined with our stockholders who, to our knowledge, each owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a majority of our capital stock as of September 30, 2017. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

The following table provides information about the acquisition of our common stock by us during the third quarter of 2017:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2017 - July 31, 2017	—		—	—	—
August 1, 2017 - August 31, 2017	419	(1)	$0.00105	—	—
September 1, 2017 - September 30, 2017	—		—	—	—
Total	419		$0.00105	—	—

(1)	Represents unvested restricted shares that were repurchased from a former employee upon termination of employment in accordance with the terms of the employee’s stock restriction agreement.

Use of Proceeds

On April 6, 2016, our Registration Statement on Form S-1 (File No. 333-200501) relating to the IPO of our common stock was declared effective by the SEC.

There has been no material change in our planned use of the net proceeds from the IPO, as described in our final prospectus filed with the SEC on April 7, 2016.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit
Number	Description

10.1*	Terms of Resignation between the Registrant and Dr. David G. Lowe.

10.2	Offer Letter, dated August 31, 2017, issued by the Registrant to Dr. Anthony Quinn.

10.3†

Sponsored Research Agreement No. UTA13-001113, dated December 24, 2013, between The University of Texas at Austin and Aeglea BioTherapeutics, Inc., Aeglea Development Company, Inc., AERase, Inc., AEMase, Inc., AECase, Inc., AE4ase, Inc., AE5ase, Inc. and AE6ase, Inc., as amended.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 9, 2017.

†	Portions of this exhibit have been omitted based on an application for confidential treatment submitted to the SEC. The omitted portions of this exhibit have been filed separately with the SEC.

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

Date: November 7, 2017

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

Date: November 7, 2017

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Charles N. York II
Charles N. York II
Chief Financial Officer and Vice President
(Principal Accounting Officer and Principal Financial Officer and duly Authorized Signatory)