Form 10-K
period 2017-12-31
Aeglea BioTherapeutics, Inc.
filed 2018-03-13
CIK 1636282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2017 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $3.85 of the Registrant’s common stock as reported on The Nasdaq Global Market, was approximately $50.6 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 8, 2018
Common stock, $0.0001 par value per share	16,716,336 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2018 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2017 fiscal year and is incorporated by reference into Part III of this Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our current and future clinical and preclinical development activities, timing and expected results of preclinical and clinical trials, future results of operations and financial position, clinical and commercial collaboration with third-parties, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “aim,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

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

Unless the context indicates otherwise, as used in this Annual Report, the terms “Aeglea,” “we,” “us,” and “our” refer to Aeglea BioTherapeutics, Inc., a Delaware corporation, and its subsidiaries taken as a whole, unless otherwise noted. “Aeglea” and all product candidate names are our common law trademarks. This Annual Report contains additional trade names, trademarks and service marks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I

ITEM 1.  BUSINESS

Overview

We are a clinical-stage biotechnology company that designs and develops innovative human enzyme therapeutics for patients with rare genetic diseases and cancer. We believe our novel approach of utilizing human enzymes offers advantages over bacterial enzyme-based approaches including a more favorable safety profile that may provide a greater likelihood of clinical success.

Our capabilities in enzyme engineering, preclinical disease modelling, and drug development in both rare genetic disease and cancer allow us to identify and advance innovative opportunities to address important unmet medical needs for the benefit of patients. Our programs and the decisions we make to progress assets into clinical studies are driven by the following considerations:

-	Potential for enhancement of human enzymatic activity
-	Strong preclinical data and rationale
-	Limited or no competition
-	Meaningful commercial opportunities
-	Worldwide commercial rights

We are a patient-focused organization conscious of the fact that people with a rare genetic disease or cancer have limited treatment options, and we recognize that their lives and well-being are highly dependent upon our efforts to develop improved therapies. For this reason, we are passionate about designing and developing novel therapeutics to address significant unmet medical need for rare genetic disease and cancer.

Our Strategy

Our goal is to build a world-class biotechnology company dedicated to the discovery, development, and commercialization of human enzyme-based therapeutics that transform the lives of patients by addressing unmet medical needs in both rare genetic disease and cancer. To achieve that goal, we intend to:

•	Successfully advance our lead product candidate, pegzilarginase (AEB1102), through clinical development.

-

For Arginase 1 Deficiency, we believe we have the only therapeutic in clinical development that addresses the underlying drivers of disease progression. We are enrolling a Phase 1/2 clinical trial in the United States to assess the safety, tolerability, pharmacokinetics, pharmacodynamics, and clinical effects of pegzilarginase. If the results from the trial are supportive, we anticipate initiating a pivotal trial in the United States and Europe in 2019.

-

For our oncology indications, we are dosing patients in our Phase 1 cohort expansions for the treatment of advanced solid tumors in patients with uveal melanoma and cutaneous melanoma. Additionally, we initiated our Phase 1 cohort expansion in small cell lung cancer (SCLC) and our combination trial of pegzilarginase with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab).

•	Target enzyme-based therapeutic opportunities within rare genetic disease and cancer where regulation of abnormal metabolism provides the potential for important medical benefits in these diseases.

Our focus is on rare genetic diseases and cancers where there is a plausible link between disease development, progression, and metabolite levels including amino acids. Advancing to clinical development is gated by strong biological rationale and preclinical data. We favor diseases where there are meaningful potential commercial markets with limited or no current competition and where potential therapy can transform patient outcomes.

•	Develop and implement our precision medicine strategy to increase the probability of clinical success.

An integral part of our product development programs is a precision medicine strategy designed to identify patient populations for subjects with the greatest potential to benefit from our metabolism focused approaches. In rare genetic disease this strategy is focused on identifying mis-diagnosed and undiagnosed patients. In the United States, we are working to optimize newborn screening methods to more accurately identify patients with Arginase 1 Deficiency. In oncology, we are exploring biomarkers to identify patients with tumors sensitive to amino acid deprivation. We believe that targeting these patients will both enhance our ability to detect evidence of clinical activity earlier in clinical development and improve the probability of treating their cancers effectively.

•	Concurrently develop and commercialize multiple product candidates.

We are committed to the discovery and development of multiple product candidates of engineered human enzymes, as we believe this results in a diversified portfolio, leverages organizational efficiencies, and utilizes economies of scale. This includes expanding and continually investing in our internal research capabilities to expand our portfolio.

•	Seek global approval and commercialization of our product candidates.

We retain worldwide intellectual property rights to all of our product candidates. We intend to pursue clinical and regulatory programs for approval in the United States and internationally. Ultimately, our plan is to establish a multi-country commercial organization in rare genetic disease and seek commercial partnerships in select regional markets. In cancer, we plan to build a focused commercial organization in the United States and strategically evaluate partnership opportunities globally.

Our Focus—Enzyme-based Therapeutic Opportunities in Metabolism

Our company was initially founded to develop therapeutics for diseases characterized by abnormal amino acid metabolism. We have broadened our scope to a wider metabolic focus, which we believe allows us to better leverage our enzyme engineering and other capabilities. Metabolism refers to fundamental chemical reactions that are critical to life-sustaining processes. Metabolism follows specific pathways that are comprised of various biochemical reactions generally catalyzed by proteins known as enzymes. Enzymes accelerate complex reactions and serve as key regulators of metabolic pathways by responding to changes in the cell’s environment or signals from other cells.

An in-depth understanding of abnormal metabolic pathways is crucial to developing therapies that may address various disease states, including rare genetic diseases and cancer. Our core capability of exploiting these abnormal metabolic pathways has allowed us to develop engineered human enzyme therapies with the potential to reduce toxic levels of amino acids that may lead to novel, disease-modifying treatments for these rare genetic diseases. In addition, with our focus on the innovative field of cancer cell metabolism, we strive to leverage our engineered human enzyme product candidates to degrade the key nutrients needed for cancer cell survival and proliferation. The mechanism of action of our drugs also presents the potential for novel combination therapies when used together with existing or emerging standards of care.

Background on Rare Genetic Disease and Arginase 1 Deficiency

The incidence of a single metabolic abnormality typically occurs in fewer than one per 100,000 live births. While rare, most of these diseases have severe or life-threatening characteristics and many metabolic abnormalities are likely to be under-diagnosed. Current treatment options for these disorders are limited. While diet modification or nutrient supplementation can provide some benefit to patients, several metabolic abnormalities have been treated successfully with enzyme therapy.

We are targeting Arginase 1 Deficiency, a urea cycle disorder, with our lead product candidate, pegzilarginase. Arginase 1 Deficiency is a serious progressive disease with significant morbidity and early mortality. This disease is caused by deficiency of a key arginine metabolizing enzyme. This leads to two important harmful metabolic effects: (1) the accumulation of high levels of arginine and other arginine derived metabolites, and (2) a slowing of the urea cycle which leads to elevation of ammonia levels, especially at times of stress. The high plasma arginine level is believed to be the key driver of the spasticity, developmental delays, and seizures that develop in early childhood and progress over time. The slowing of the urea cycle also means that these patients are at risk of episodic and sometime persistent hyperammonemia, which causes irritability, nausea, and vomiting with potential to progress to brain swelling, encephalopathy, and death.

There is currently no approved therapeutic agent specifically indicated for Arginase 1 Deficiency or effective treatment options for these patients. Current therapies include a medical diet with protein and arginine restriction and ammonia scavengers. Medical literature suggests that disease progression can be slowed with strict adherence to dietary protein restriction, which often includes the use of specially formulated supplements. While such dietary modification has been shown to reduce plasma arginine levels, only a minority of patients can adhere to a diet rigorous enough to consistently reach medical guidelines. Therefore, this therapeutic approach is difficult to manage, unpalatable, and generally inadequate to treat the majority of patients. Ammonia-scavenging drugs such as RAVICTI (glycerol phenylbutyrate) and BUPHENYL (sodium phenylbutyrate) are also used to reduce elevated ammonia levels, but they do not appear to impact plasma arginine levels. Liver transplantation has been reported to achieve normalization of arginine levels; however, this intervention is available only to a small fraction of patients and carries significant procedural risk.

The lack of a treatment option that directly address the cause of Arginase 1 Deficiency supports the need for a therapy that manages the harmful metabolic effects caused by accumulation of high levels of arginine and other arginine-derived metabolites (also referred to as guanidino compounds), as well as the accumulation of ammonia caused by the disease related slowing of the urea cycle. The development of an arginine reducing therapeutic introduced early in a patient’s life could potentially minimize the exposure to the neurotoxic effects of arginine, its metabolites, and ammonia, as well as potentially enabling improved protein intake. Reduction of plasma arginine levels to below the recommended guidelines for an extended period during the pegzilarginase dosing schedule has the potential to slow or halt the progression of the disease, thereby offering the potential for more normal growth and development in these patients.

Arginase 1 Deficiency is a rare disorder, and there are no published reports of disease prevalence. Newborn screening data for two reliably detected urea cycle disorders allowed disease experts to estimate the incidence of Arginase 1 Deficiency at 1:950,000 births. Assuming a less than normal life span, we believe that at least 600 individuals in global addressable markets have Arginase 1 Deficiency. Presently, only 34 U.S. states and jurisdictions screen for Arginase 1 Deficiency, and screening in Europe is not universal. Because the symptoms of Arginase 1 Deficiency may overlap with other disorders such as cerebral palsy or epilepsy, the prevalence of Arginase 1 Deficiency may be underestimated in regions that do not mandate newborn screening for this disease. To date we have identified more than 50 patients in the U.S. and Europe.

Background on Cancer

Cancer is the second-leading cause of death in the United States. The American Cancer Society estimates that in 2017 there were approximately 1.7 million new cases and approximately 601,000 deaths from cancer in the United States. Cancer originates from defects in the cell’s genetic code, or DNA, that disrupt the mechanisms that normally prevent uncontrolled cell growth.

We believe that the altered metabolism of cancer cells—the atypical uptake and breakdown of nutrients— provides an opportunity to develop important new cancer treatments. Cancer cells rapidly change how they take up and utilize nutrients. However, while cancer cell metabolic abnormalities fuel tumor growth and alter tumor immune response, they also expose vulnerabilities that can be targeted to selectively destroy tumor cells. It is our belief that depriving cancer cells of key amino acids that are essential for cell survival and tumor growth will provide an effective treatment for some cancers, both as a single agent and in combination with existing or emerging standards of care.

Enzyme-based therapies that degrade amino acids have shown clinical benefit in the treatment of cancer. For example, Oncaspar (pegaspargase) and Erwinaze (asparaginase Erwinia chrysanthemi) were approved as part of a multi-agent chemotherapeutic regimen for the treatment of patients with acute lymphoblastic leukemia. Degrading the amino acid asparagine with Oncaspar (pegaspargase), an E. coli-derived L-asparaginase enzyme, in combination with chemotherapy generates much improved remission rates as compared with chemotherapy alone. Similarly, some cancers with dependence on extracellular arginine have been reported in scientific and medical literature to respond to a microbial-derived arginine-degrading enzyme in clinical trials. However, the reported clinical impact appears limited as this microbial-derived arginine-degrading enzyme elicited an immune response that appears to neutralize the activity of the drug and therefore may result in limited clinical utility.

The use of microbial enzymes as human therapeutics is often limited by an immune response to a foreign protein. We expect our enzyme product candidates, which are engineered from human proteins, to have more favorable drug-like properties and be less likely to elicit an immune response compared with microbial enzymes. This is supported by our experience with pegzilarginase to date in our oncology programs compared to clinical trials reported in the medical literature with a bacterial-derived arginine depleting enzyme. We believe our approach should provide greater flexibility with respect to the target amino acids that can be addressed.

Using pegzilarginase to enzymatically deplete extracellular arginine needed by some cancer cells provides an approach that, when used alone or in combination with existing or emerging standards of care, has the potential to be an effective treatment paradigm for cancer patients. Published literature suggests that a variety of cancers could potentially respond to amino acid deprivation, which offers us several potential targets for cancer treatment opportunities.

Our Development Programs

Pegzilarginase Overview

Our lead product candidate, pegzilarginase, is an enhanced human arginase that enzymatically degrades the amino acid arginine. Pegzilarginase is a recombinant, human Arginase 1 enzyme with modifications that enhance the stability and arginine-degrading activity of the enzyme in human plasma, and we believe it has a lower likelihood of immunogenicity in patients than bacterial arginine-degrading enzymes. Our lead program, pegzilarginase is in early clinical development for two indications.

1.

Arginase 1 Deficiency, which is a rare progressive autosomal recessive metabolic disease caused by a marked decrease in the activity of the native arginase 1 enzyme, which plays a key role in the degradation of arginine as part of the urea cycle.

2.	Arginine dependent cancers, which demonstrate a vulnerability that leads to an increased dependency on extracellular arginine

Pegzilarginase in Rare Genetic Disease

Phase 1/2 Open-Label Study of Pegzilarginase in Patients with Arginase 1 Deficiency: We are conducting a Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency to assess the safety and clinical activity of pegzilarginase. The Phase 1/2, multi-center, single-arm, open-label trial of pegzilarginase is expected to enroll approximately 10 adult and pediatric patients with Arginase 1 Deficiency in the United States, and potentially in Canada and Europe. The trial investigates both single ascending doses (Part 1) and repeated dosing (Part 2). The primary endpoint of the trial is safety and tolerability of intravenous administration of pegzilarginase in patients with Arginase 1 Deficiency. The trial also will evaluate the pharmacokinetic and pharmacodynamic effects of repeated doses of pegzilarginase on plasma arginine levels. Additionally, patients who complete the repeat dose part of the Phase 1/2 trial are eligible to enroll in a long-term open label extension study.

In March 2017, the initial results of our Phase 1 clinical trial demonstrated proof of mechanism, in which pegzilarginase lowered blood arginine into the normal range in two adult patients with Arginase 1 Deficiency. Plasma arginine levels decreased in a dose-proportional manner after pegzilarginase infusions. Based on pharmacodynamic response and consistent with the protocol, one patient stopped dose escalation after the second dose (0.03 mg/kg) and the second patient stopped dose escalation after the third dose (0.06 mg/kg).

Following completion of dosing for the first two adult patients in our Phase 1 clinical trial for the treatment of patients with Arginase 1 Deficiency, we submitted a protocol amendment to broaden the scope of our Phase 1 trial into a Phase 1/2 trial. The amended protocol includes dosing of adult and pediatric patients (age 2 and above), in which patients receive single ascending doses at 2-week intervals until stopping criteria are met (Part 1), after which they may receive 8 doses of pegzilarginase at weekly intervals (Part 2) with the intent to assess the safety, tolerability, pharmacokinetics, pharmacodynamics, and clinical response of pegzilarginase.

In May 2017, the Company received an information request from the FDA that additional data was needed to support inclusion of pediatric patients in the Phase 1/2 trial. In September 2017, we dosed the first two adult patients in the repeat dose part of the Phase 1/2 clinical trial. Both patients were previously dosed with single escalated doses of pegzilarginase in an earlier study until stopping criteria were met. In October 2017, we reached agreement with the FDA on our protocol amendment to include pediatric dosing tiered by age. Our first pediatric patient was dosed thereafter in November 2017 in the Part 1 (single ascending dose phase) of this trial.

In March 2018, we announced repeat dose data from the two adults who had completed Part 2 of the study and single dose data from the first pediatric patient dosed in Part 1. Repeat dose data demonstrated that treatment with doses of 0.04 mg/kg of pegzilarginase resulted in marked and sustained reductions in plasma arginine levels with accompanying reductions in other guanidino compounds, which are metabolites of arginine. Single and repeated doses of pegzilarginase in the two adult patients were well-tolerated with no serious adverse events or infusion-associated reactions with both subjects completing all their scheduled infusions. The only related adverse events reported included mild pruritis and mild dry skin. Pegzilarginase was well tolerated with the exception of a single infusion-associated reaction in one pediatric patient who had anti-drug antibodies (ADA) and blunting of the expected reduction in plasma arginine after the second dose. Three related serious adverse events of facial flushing, facial swelling, and throat tightness were reported in this pediatric patient after the second infusion. After dose interruption, treatment was completed at a slower infusion rate with premedication without further adverse events. Testing for immunoglobulin E (IgE) was negative. The patient transitioned to the repeat dose part of the trial and received three further infusions. Although dosing was well-tolerated with premedication and slower infusion rate with mild related adverse events of weakness, mood change, stomach ache, and pallor, the patient withdrew consent due to the burden of balancing school and the clinical trial. No marked or sustained increase in ADA titers were seen in the two adult Arginase 1 Deficiency patients or in the 48 cancer patients tested after dosing with pegzilarginase. Baseline ADA at low titer was detected in one of two adult Arginase 1 Deficiency patients and four of 48 cancer patients. There was no apparent effect of the presence of the ADA on arginine reduction or safety profile. The Company expects to report pediatric and adult repeat dose data in patients with Arginase 1 Deficiency in the third quarter of 2018.

Phase 1/2 Open-Label Extension Study to Evaluate the Long-Term Safety, Tolerability and Effects of Pegzilarginase in Patients with Arginase 1 Deficiency Who Received Treatment in a Previous Study: After completing the repeat dose portion of the Phase 1/2 study and at least four weeks of post-treatment observation, patients are allowed to continue treatment with pegzilarginase by enrolling in a long-term open-label extension study. This study is expected to provide important insights into the longer term clinical effects of reducing plasma arginine. In December 2017, we announced the initiation of this study with the recruitment of two adult patients who had previously completed the repeat dose phase (Part 2) of the previous study. No related adverse events have been reported in this study as of March 5, 2018.

Regulatory Designations: We have obtained orphan drug designation from the FDA and EMA, as well as Fast Track Designation from the FDA, for pegzilarginase for the treatment of patients with Arginase 1 Deficiency. If the data from our Phase 1/2 trial is supportive, we may seek to accelerate our development plan for pegzilarginase by requesting to use established regulatory pathways, such as Breakthrough Therapy Designation. Regardless of whether we receive this designation, we anticipate initiating a pivotal trial of 20 to 40 patients and, if successful, we expect that this trial would support registration filing in the US and Europe.

Pegzilarginase in Cancer

Background Biology: We are developing pegzilarginase to target arginine-dependent cancers. Arginine is considered a semi-essential amino acid because, under conditions such as enhanced proliferation, tissue injury, or stress, cells are unable to make enough arginine and are therefore dependent on an extracellular source. The role of arginine and its metabolites in cancer has been studied extensively in preclinical models with demonstrated effects, including enhancement of tumor growth and cellular proliferation. Conversely, restriction of dietary arginine attenuates tumor growth in experimental tumor models.

Many types of cancers lack the ability to synthesize intracellular arginine due to lack of expression of argininosuccinate synthase1 (ASS1), argininosuccinate lyase (ASL), or ornithine transcarbamoylase (OTC), which are enzymes in the urea cycle. As a result, these cancers depend on extracellular arginine without which they may exhibit reduced protein synthesis and proliferation, and undergo autophagy and/or apoptosis, establishing a correlation between their inability to synthesize arginine and vulnerability to arginine deprivation. Based on data from our preclinical studies and the published scientific and medical literature, arginase 1 degrades arginine to ornithine and urea. Ornithine cannot be used to make arginine by cancer cells that lack expression of OTC, ASS or ASL. Pezilarginase is intended to target cancer cells that depend on extracellular arginine by depriving the cells of the amino acid that is essential for cell survival and tumor growth. We believe pegzilarginase will provide an effective treatment for some cancers, both as a single agent and in combination with existing or emerging standards of care.

Diagnostic Potential: As documented in scientific and medical literature and from our own preclinical research, the lack of expression of any one or more of the enzymes OTC, ASS1 or ASL in tumor cells has been shown to be associated with cancer cell sensitivity to arginine depletion. Our preclinical research has focused on the reduction or loss of expression of ASS1 as the predominant cause of tumor arginine dependence. We found that low or no expression of ASS1 in pre-clinical patient derived xenograft models of melanoma or SCLC can result in sensitivity to arginine depletion by pegzilarginase.

Phase 1 Dose Escalation Trial of Pegzilarginase in Patients with Advanced Solid Tumors: In October 2015, we initiated the Phase 1 open label, multiple dose, dose escalation clinical trial in patients with advanced solid tumors. The primary objective of dose-escalation is to determine the maximum tolerated dose, and secondary objectives are to evaluate the safety, tolerability, and pharmacokinetic profile of pegzilarginase. The inclusion criteria include patients with locally advanced or metastatic solid tumors that failed to respond to or progressed under standard treatment, could not tolerate standard therapies, or for which no standard therapy exists.

In May 2017, we announced that the trial would enroll three separate cohort expansions of patients with SCLC, uveal melanoma, and cutaneous melanoma upon completion of dose escalation. These cancer types were selected because pre-clinical studies and the medical literature suggests that a significant fraction of patients are expected to have cancers that are dependent on extracellular arginine.

In December 2017, we reported topline results of the dose escalation trial in which 40 patients were enrolled. The maximum tolerated dose was established at 0.33 mg/kg weekly by intravenous infusion, based on observations of reversible rash and reversible tremor at 0.40 mg/kg/week. Two dose-limiting toxicities (DLT) were observed: failure to thrive and maculopapular rash. Other treatment-related serious or Grade 3/4 adverse events (AEs) that were not DLTs per protocol, including those that occurred after the DLT window, were hypophosphatemia, anemia (developed from a Grade 1 baseline), neutropenia (developed from a Grade 1 baseline), tremor, weakness, and transient hypertension. Treatment-related AEs in 10% or more of patients included nausea, stomatitis/mouth sores, fatigue, vomiting, rash, decreased appetite, and diarrhea, which were primarily Grades 1 or 2. Other serious adverse events, including death, occurred on study but were not considered related to pegzilarginase treatment. Most patients discontinued due to disease progression, and only one patient discontinued due to an adverse event that was considered related to pegzilarginase (tremor). Clinical proof of mechanism was demonstrated, with a rapid and sustained reduction of plasma arginine to levels substantially less than the normal range in cancer patients. Additionally, preliminary evidence suggesting clinical activity was observed in two patients with forms of melanoma who had stable disease longer than 12 weeks while receiving pegzilarginase.

In the first quarter of 2018, we initiated recruitment to cohort expansions of approximately 12 patients each and dosed our first patients with uveal and cutaneous melanoma. In SCLC, we have initiated the trial and expect to dose the first patient in the first quarter of 2018. The primary endpoint of each cohort expansion is to assess the safety of pegzilarginase in patients with each tumor type. Secondary endpoints include the assessment of pharmacokinetics, pharmacodynamics and clinical response. We will also use the data to inform the viability of companion diagnostic development, which has the potential to enrich patient populations with the greatest likelihood of clinical success.

Phase 1/2 Combination Trial in SCLC: In October 2017, we entered into a clinical collaboration agreement with Merck to evaluate the combination of pegzilarginase with Merck’s anti-PD1 therapy, pembrolizumab, for the treatment of patients with SCLC. We initiated the Phase 1 trial part of this trial in the first quarter of 2018 with primary objectives of safety and determination of the dose of pegzilarginase that can be combined with pembrolizumab to be used in Phase 2. The Phase 2 primary objective is objective response rate (ORR) and secondary objectives include safety, clinical benefit rate, time to response, duration of response, progression free survival (PFS), overall survival, pegzilarginase pharmacokinetics, and to explore the correlation of tumor expression of ASS1 and PD-L1 with clinical activity, as well as immunoprofiling of tumor samples, circulating cytokines, and immune cells. We dosed the first patient in the first quarter of 2018, expect to initiate Phase 2 in the third quarter of 2018, and expect to report topline safety and clinical activity for Phase 1 in the fourth quarter of 2018.

Phase 1 Dose Escalation Trial of Pegzilarginase in Patients with the Hematological Malignancies Acute Myeloid Leukemia (AML) and Myelodysplastic Syndrome (MDS). In December 2017 we reported in a topline data summary that there was no significant clinical activity observed in this trial, and we have no further planned activities in AML and MDS. The arginine depletion observed at the higher dose levels was similar to the Phase 1 solid tumor trial and provided complementary data to support the solid tumor program. At a cut-off date of February 2, 2018, 21 patients were treated with weekly pegzilarginase at doses from 0.12 to 0.48 mg/kg. One DLT of reversible encephalopathy was observed at 0.48 mg/kg. Treatment-related serious or Grade 3/4 AEs in at least 2 patients were nausea, vomiting, diarrhea, and fatigue. Treatment-related AEs in 10% or more of patients included nausea, vomiting, fatigue, decreased appetite, diarrhea, and dizziness, most of which were Grades 1 or 2. Six patients discontinued due to disease progression and 9 patients discontinued due to adverse events, which were considered related to pegzilarginase in 3 patients (encephalopathy, fatigue/nausea/vomiting/diarrhea, and gait disturbance) and all at the 0.48 mg/kg dose level. Other serious adverse events, including death, occurred on study but were not considered related to pegzilarginase treatment.

Preclinical Pipeline

AEB3103

AEB3103 is an engineered human enzyme that targets the degradation of the amino acid cysteine/cystine. Initial efficacy testing in preclinical models demonstrated significant depletion of glutathione and significantly increased levels of

ROS in HMVP2 prostate cancer cells. In addition, AEB3103 is being studied in pre-clinical animal models to evaluate if the cysteine/cystine depletion therapy has the potential to provide therapeutic benefit in other clinical conditions.

AEB2109

AEB2109 is an engineered human enzyme that targets the degradation of the amino acid methionine. Earlier work from our enzyme engineering program has been presented in the scientific literature describing activity in an animal tumor model. We believe AEB2109 provides us with the opportunity to exploit a tumor vulnerability not yet successfully exploited for therapeutic benefit. We plan to continue our preclinical development efforts for AEB2109 and, if appropriate, proceed to IND-enabling studies with a development candidate from this program.

AEB4104 and additional pipeline opportunities

AEB4104 is an engineered human enzyme that targets the reduction of elevated levels of the amino acid homocysteine. Elevated blood levels of this amino acid arise in the rare genetic disease of classical homocystinuria. We believe classical homocystinuria represents a viable market opportunity with significant unmet medical need, which we plan to address by continuing our preclinical development of AEB4104 and, if appropriate, proceed to IND-enabling studies with a development candidate from this program.

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

As of December 31, 2017, we are the owner of five U.S. patents, expiring between 2029 and 2031, absent any extensions, three of which are directed to the compositions methods of preparing, and methods of using pegzilarginase, and two of which are directed to compositions of AEB4104. As of December 31, 2016, we also owned two pending U.S. utility patent applications, one of which is related to pharmaceutical compositions of pegzilarginase, and the other directed to methods for identifying and selecting primate methionine gamma-lyase variants having L-methionine degrading activity (AEB4104). As of December 31, 2017, the pegzilarginase patent application relating to pharmaceutical compositions was allowed by the United States Patent and Trademark Office (“U.S. PTO”). As of December 31, 2017, we are also the owner of two pending U.S. provisional applications using AEB1102.

As of December 31, 2017, we also controlled two U.S. utility patents and two U.S. utility applications, exclusively licensed to us by the Board of Regents of The University of Texas System, or the University, including one related to compositions of AEB2109 and one related to compositions of AEB3103 and their use in cancer treatment. Any patents issuing from the foregoing owned or licensed U.S. patent applications are expected to expire in 2034, absent any adjustments or extensions.

As of December 31, 2017, we owned a total of five patents and seven applications in foreign jurisdictions variously including: Australia, Canada, China, Europe, Japan, Hong Kong and South Korea. Any issued patents, or those issuing from these foreign patent applications, are expected to expire between 2029 and 2031, absent any adjustments or extensions. These foreign patent applications and patents comprise claims that relate to the compositions of pegzilarginase and AEB4104 and methods of use of pegzilarginase for the treatment of cancer. As of December 31, 2017, we also controlled 14 pending international patent applications in Australia, Canada, China, the European Patent Office, Israel, Japan and Korea, which are also exclusively licensed to us by the University, with claims directed to compositions and methods of use of AEB2109 and compositions and methods of use of AEB3103. Any patents issuing from these applications are expected to expire in 2034, absent any adjustments or extensions. We also controlled as of December 31, 2017 two pending U.S. provisional patent applications, a pending U.S. utility patent application, and a pending International PCT application directed to AEB3103.

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

Licensing

On December 24, 2013, two of our wholly-owned subsidiaries, AECase, Inc., or AECase, and AEMase, Inc., or AEMase, entered into license agreements with the University under which the University has granted to AECase and AEMase exclusive, worldwide, sublicenseable licenses. The University granted to AECase a license under a patent application relating to the right to use, develop, manufacture, and market technology related to our AEB3103 product candidate. The University granted to AEMase license under a patent relating to the right to use technology related to our AEB2109 product candidate. On January 31, 2017, we entered into an Amended and Restated Patent License Agreement, or the Restated License, with the University which consolidated the two license agreements dated December 24, 2013, revised certain obligations, and licensed additional patent applications and invention disclosures to Aeglea.

With respect to each product candidate covered by the Restated License, we could be required to pay the University up to $6.4 million in milestone payments based on the achievement of certain development milestones, including clinical trials and regulatory approvals, the majority of which are due upon the achievement of later development milestones, including a $5.0 million payment due on regulatory approval of a product and a $500,000 payment payable on final regulatory approval of a product for a second indication. In addition, we are required to pay the University a low single digit royalty on worldwide-net sales of products covered under the Restated License, together with a revenue share on non-royalty consideration received from sublicensees. The rate of the revenue share ranges from 6.5% to 25%, depending on the date the sublicense agreement is signed. The term of the Restated License continues until the expiration of the last to expire of the patents licensed thereunder. The University may terminate the agreement under certain circumstances, including for a breach by us that is not cured within 30 or 60 days of notice (depending on the type of breach), or if we or any of our affiliates or sublicensees participate in any proceeding to challenge the licensed patent rights (unless, with respect to sublicensees, we terminate the applicable sublicense). As of December 31, 2017, we have paid $71,000 under these license agreements.

Sponsored Research Agreement

In connection with the above license agreements, we and each of our wholly-owned subsidiaries also entered into a Sponsored Research Agreement, or SRA, with the University on December 24, 2013, which was subsequently amended on September 24, 2014, January 15, 2015, August 10, 2015, November 5, 2015, January 7, 2016, August 3, 2016 and October 12, 2017. Pursuant to the SRA, we agreed to sponsor research to be conducted at the laboratory of Professor George Georgiou at the University related to the systemic depletion of amino acids for cancer therapy, and enzyme replacement for the treatment of patients having inborn metabolic defects. The SRA will expire on August 31, 2018, and we have the option of extending the research program under mutually agreeable support terms. We can terminate the SRA with 60 days’ notice to the University. The University can terminate the SRA for our material breach that remains uncured 60 days after notice from the University. With respect to intellectual property that results from the sponsored research, each party owns any such intellectual property that it solely creates and we jointly own with the University any such intellectual property that we jointly create. We have an option to negotiate a license to the University’s interest in any such intellectual property and any such license agreement is expected to be on terms substantially similar to the existing license agreements described above. If we fail to enter into such a license agreement within six months of the date we exercise our option (or such longer period of time as we may mutually agree), the University would be free to grant licenses under the applicable intellectual property to third parties. The maximum permitted cost of the sponsored research to us is approximately $2.5 million. This increases if we agree to extend the research program beyond August 31, 2018. As of December 31, 2017, we have paid $2.3 million to the University under the SRA.

Grant Agreement

In June 2015, we entered into a Cancer Research Grant Contract, or the Grant Contract, with the Cancer Prevention and Research Institute of Texas, or CPRIT, under which CPRIT awarded us a grant not to exceed $19.8 million to be used to develop novel cancer treatments by exploiting the unique metabolism of cancer cells. As of December 31, 2017, we have recognized $15.9 million in revenue under the Grant Contract and collected $12.9 million in grant proceeds. The Grant Contract expires on May 31, 2018.

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

We compete in the segments of the pharmaceutical, biotechnology and other related markets that address rare genetic disease and cancer.

Rare genetic disease.    With respect to pegzilarginase for Arginase 1 Deficiency, there are currently no approved therapeutics that address the underlying cause of the disease and we are not aware of any other therapeutics that do so in clinical development. It is possible that competitors may produce, develop, and commercialize therapeutics, or utilize other approaches to treat Arginase 1 Deficiency. The current method for treating patients with Arginase 1 Deficiency includes dietary restriction, which appears to slow the disease progression in some cases, as well as treatments such as Horizon Pharma’s RAVICTI (glycerol phenylbutyrate) and BUPHENYL (sodium phenylbutyrate) which lower blood-ammonia levels. Erytech Pharma announced a potential collaboration to explore preclinical development of an Arginase 1 Deficiency candidate.

Cancer.    With respect to our oncology product candidates, we compete with other companies that pursue a cancer metabolism approach, as well as companies that employ more common methods of treating patients such as surgery, radiation and drug therapy. These drug therapies include chemotherapy, hormone therapy and targeted drugs, including biologic products such as engineered antibodies.

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

In addition to currently marketed therapies, there are also a number of medicines in late-stage clinical development to treat cancer. While there are currently no approved drugs targeting tumor arginine dependence, we are aware of a number of compounds that are in clinical development and enrolling patients with solid and hematological malignancies, including Polaris Group’s microbial ADI-PEG 20 and Biocancer Treatment International’s pegylated native human arginase 1. Additionally, Calithera Biosciences is targeting a therapy that inhibits arginase 1 as an immune modulator. These medicines in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for our product candidate pegzilarginase.

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

Manufacturing

We currently contract with third parties for the manufacturing and testing of our product candidates for nonclinical studies and intend to do so for our future clinical studies as well. We intend to identify and qualify additional manufacturers to provide potential alternative sources for the active pharmaceutical ingredient and fill-and-finish services for pegzilarginase as the compound progresses through clinical development, prior to seeking marketing approval from FDA. We believe we have sufficient supplies of pegzilarginase for our ongoing and planned Phase 1 and Phase 1/2 clinical trials.

The KBI Agreement

In December 2013, we entered into a Master Services Agreement, or KBI Agreement, with KBI Biopharma, Inc., or KBI, in which KBI agreed to research, develop and manufacture the active pharmaceutical ingredient for pegzilarginase in exchange for cash and shares of our Series A convertible preferred stock. In June 2015, we amended the KBI Agreement to also permit us to exchange Series B convertible preferred stock for such research, development and manufacturing services. The KBI Agreement was further amended in June 2015 to convert the remaining unmet milestone awards from share-based payments to cash. The KBI Agreement has an initial three-year term and automatically renews for successive additional one-year terms until the services are completed. The KBI Agreement may be terminated by either party for a breach that is not remedied within thirty days after notice or in the event of a bankruptcy by either party. We may terminate the KBI Agreement upon sixty-days written notice. For termination other than a material breach by KBI, we must pay for all services conducted prior to the termination and to wind down the activities.

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

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of some preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational biologic to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

In addition, the manufacturer of an investigational drug in a Phase 2 or Phase 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug.

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee, and the applicant under an approved BLA is also subject to an annual program fee for each prescription product. Beginning in fiscal year 2018, this annual program fee replaces the annual product and establish fees. These fees are typically increased annually. The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of BLAs. Most such applications for standard review biologic products are reviewed within ten months of the date the FDA files the BLA; most applications for priority review biologics are reviewed within six months of the date the FDA files the BLA. Priority review can be applied to a biologic that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the U.S. PTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug or biologic for which an NDA or BLA has not been submitted.

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

FDA regulation of companion diagnostics

If use of an in vitro diagnostic is essential to safe and effective use of a drug or biologic product, then the FDA generally will require approval or clearance of the diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. The FDA has generally required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a pre-market approval, or PMA, for that diagnostic simultaneously with approval of the therapeutic. The review of these in vitro companion diagnostics in conjunction with the review of a cancer therapeutic involves coordination of review by the FDA’s Center for Drug Evaluation and Research and by the FDA’s Center for Devices and Radiological Health.

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to a substantial application fee, which is typically increased annually. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

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

Healthcare reform

The ACA has the potential to substantially change healthcare financing and delivery by both governmental and private insurers, and significantly impact the pharmaceutical and biotechnology industry. The ACA will impact existing government healthcare programs and will result in the development of new programs.

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

On January 20, 2017, federal agencies with authorities and responsibilities under the ACA were directed to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. More recently, the Tax Cuts and Jobs Act was signed into law in December 2017, which eliminated certain requirements of the ACA, including the individual mandate, and plans to repeal all or portions of the ACA have also been suggested. We cannot predict whether these challenges will continue or whether other proposals will be made or adopted, or what impact these efforts may have on us.

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

Employees

As of December 31, 2017, we had a total of 43 full-time employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Financial Information

We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2017, 2016 and 2015 and our total assets as of December 31, 2017 and 2016, is included in our Consolidated Financial Statements in Item 8 of this Annual Report.

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

We are a clinical-stage biotechnology company. We began operations as a limited liability company in December 2013 and converted to a Delaware corporation in March 2015. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking nonclinical studies, and preparing for, commencing and conducting clinical trials of our most advanced product candidate, pegzilarginase (AEB1102).

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

We have a limited operating history. We have no approved products and have only begun clinical development of pegzilarginase. Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of any of our product candidates, including pegzilarginase, for any of our target indications and to obtain necessary regulatory approvals. To date, we have recognized revenue solely from a government grant and have not generated any product revenue. Even if we receive regulatory approval for any of our product candidates, we do not know when these product candidates will generate revenue for us, if at all.

In addition, since inception, we have incurred significant operating losses. For the years ended December 31, 2017, 2016, and 2015, we reported a net loss of $27.2 million, $21.7 million and $11.3 million, respectively. As of December 31, 2017, we had an accumulated deficit of $72.5 million. We have financed our operations primarily through private placements of our preferred stock, the initial public offering, or IPO, of our common stock, which closed on April 12, 2016, a follow-on public offering of our common stock in June 2017 and collection of a research grant. We have devoted substantially all of our efforts to research and development. Currently, we are only conducting clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency and advanced solid tumors, including a combination clinical trial of pegzilarginase with pembrolizumab. We have not initiated clinical development of our other product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability because of the numerous risks and uncertainties associated with product development. In addition, our expenses could increase significantly beyond expectations if we are required by the FDA, EMA, MHRA or other relevant regulatory authorities to modify protocols of our clinical trials or perform studies in addition to those that we currently anticipate. Even if pegzilarginase, or any of our other product candidates, is approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of any product candidate.

To become and remain profitable, we must develop and eventually commercialize a product candidate or product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing nonclinical testing, initiating and completing clinical trials of one or more of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those product candidates for which we obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. We are currently only conducting clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency and advanced solid tumors, including a combination clinical trial of pegzilarginase with pembrolizumab and are only in the nonclinical development stages for our remaining product candidates. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain or expand our research and development efforts, expand our business or continue our operations. A decline in the value of our company would also cause you to lose part or even all of your investment.

We may not be successful in advancing the clinical development of our product candidates, including pegzilarginase.

In order to execute on our strategy of advancing the clinical development of our product candidates, we are currently conducting multiple clinical trials for pegzilarginase, consisting of one Phase 1/2 clinical trial for the treatment of Arginase 1 Deficiency, one Phase 1 clinical trial for the treatment of patients with advanced solid tumors with multiple cohort expansions, and one Phase 1/2 clinical trial to evaluate the combination of pegzilarginase with pembrolizumab for the treatment of patients with small cell lung cancer. We have recently initiated the planned expansion portion of our Phase 1 trial of pegzilarginase for the treatment of advanced solid tumors to study small cell lung cancer, uveal melanoma, and cutaneous melanoma, all of which have been shown in published literature and preclinical studies to demonstrate a dependence on arginine. If our product candidate fails to work as we expect, or if we need to conduct additional studies to better understand the relationship between our product candidate and clinical activity, our ability to assess the therapeutic effect, seek regulatory approval or otherwise begin or further clinical development, could be compromised. For instance, we discontinued clinical development of pegzilarginase for the treatment of the hematological malignancies acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS) in December 2017 due to lack of significant clinical activity or evidence of clinical benefit. Also, while there is an established link between seizures and elevated levels of certain arginine metabolites, we may not be able to determine the relationship between clinical activity and arginine and its metabolites, if any, for the treatment of Arginase 1 Deficiency. Any such events may result in longer development times, larger trials and a greater likelihood of terminating the trial or not obtaining regulatory approval.

In addition, as we pursue oncology-related applications of our product candidates, because the natural history of different tumor types is variable, we will need to study our product candidates, including pegzilarginase, in clinical trials specific for a given tumor type and this will result in increased time and cost. Even if our product candidate demonstrates efficacy in a particular tumor type, we cannot guarantee that any product candidate, including pegzilarginase, will behave similarly in all tumor types, and we will be required to obtain separate regulatory approvals for each tumor type we intend a product candidate to treat. If any of our ongoing or planned clinical trials are unsuccessful, our business will suffer.

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

We expect our expenses to increase in parallel with our ongoing activities, particularly as we continue our discovery and nonclinical development to identify new clinical candidates and initiate and continue clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our discovery and nonclinical development programs, our ongoing clinical development, or any future clinical development or commercialization efforts.

Based upon our planned use of our cash, cash equivalents, and marketable securities as of December 31, 2017, we estimate such funds will be sufficient for us to fund our ongoing Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency, our ongoing Phase 1 clinical trial for the treatment of patients with advanced solid tumors, including our three single agent cohort expansions in small cell lung cancer, uveal melanoma, and cutaneous melanoma, as well as our ongoing Phase 1/2 combination clinical trial of pegzilarginase with pembrolizumab for the treatment of patients with small cell lung cancer. Our future capital requirements will depend on many factors, including:

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

We depend heavily on the success of our most advanced product candidate, pegzilarginase. All of our product candidates, other than pegzilarginase, are still in nonclinical development or nonclinical testing, and for pegzilarginase, the early stages of clinical development. Existing and future clinical trials of our product candidates, including pegzilarginase, may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the nonclinical and clinical development and testing of our most advanced product candidate, pegzilarginase, for the treatment of patients with Arginase 1 Deficiency and advanced solid tumors, including a combination clinical trial of pegzilarginase with prembrolizumab. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of pegzilarginase. The success of pegzilarginase and our other product candidates will depend on many factors, including the following:

•	successful enrollment of patients in, and the completion of, our ongoing and planned clinical trials;
•	receiving required regulatory approvals for the development and commercialization of our product candidates as monotherapy or in combination with other products;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates and their components;
•	enforcing and defending intellectual property rights and claims;
•	achieving desirable therapeutic properties for our product candidates’ intended indications;
•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with third parties;
•	acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies; and
•	maintaining an acceptable safety profile of our product candidates through clinical trials and following regulatory approval.

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

We have initiated clinical trials of our lead product candidate pegzilarginase, and the risk of failure for all of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete nonclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans for the respective target indications. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials that will likely differ in design and size from early-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, while we have observed a reduction in blood arginine and arginine metabolite levels due to pegzilarginase in patients with Arginase 1 Deficiency, and a reduction in blood arginine levels due to pegzilarginase in patients with advanced solid tumors and the hematological malignancies AML and MDS, this data may not necessarily be predictive of the final results of all patients intended to be enrolled in these ongoing clinical trials or in future trials, and may also not be predictive of pegzilarginase’s ability to reduce arginine or arginine metabolite levels for these patients over a longer term. Furthermore, our ongoing Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency and our Phase 1 clinical trials for the treatment of advanced solid tumors will evaluate the safety of our product candidates, and we will not be evaluating the efficacy of our product candidates in these early trials. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

We may experience delays in our ongoing and planned clinical trials and we do not know whether planned clinical trials will begin or enroll subjects on time, whether enrolled subjects will complete trials on time or at all, whether they will need to be redesigned or whether they will be able to be completed on schedule, if at all. There can be no assurance that the FDA, EMA, MHRA or any similar foreign regulatory agency will allow us to begin clinical trials or that they will not put any of the trials for any of our product candidates that enter or have entered clinical development on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

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
•

delay or failure in having subjects complete a trial or return for post-treatment follow-up. For instance, in March 2018, a pediatric patient previously dosed in Part 1 of our Phase 1/2 clinical trial of pegzilarginase for the treatment of Arginase 1 Deficiency withdrew from the trial due to the burden of balancing school with clinical trial obligations;

•	clinical sites and investigators deviating from the trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
•

a clinical hold for any of our ongoing or planned clinical trials, including for pegzilarginase, where a clinical hold in a trial in one indication could result in a clinical hold for clinical trials in other indications;

•

clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct more clinical trials than we anticipate or abandon product development programs; for example, the FDA may determine that dose findings are inadequate based on results from our Phase 1/2 trial or any future Phase 3 trial in pegzilarginase for the treatment of hyperargininemia secondary to Arginase 1 Deficiency and require additional dose finding studies to inform instructions for use that provide a safe dosing algorithm for pediatric patients.

•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or insufficient or participants may drop out of these clinical trials at a higher rate than we anticipate;

•

we may experience delays or difficulties in the enrollment of patients with Arginase 1 Deficiency or patients with tumors, including the identification of patients with Arginase 1 Deficiency or development or identification of a test, if needed, to screen for those cancer patients;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•

we may have difficulty partnering with experienced CROs that can screen for patients with tumors dependent on arginine that pegzilarginase is designed to target and with CROs that can run our clinical trials effectively;

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

We do not know whether any of our planned or current nonclinical studies, or ongoing or planned clinical trials, will need to be restructured or will be completed on schedule, or at all. For example, we have previously delayed enrollment of pediatric patients in our Phase 1/2 trial of pegzilarginase for the treatment of Arginase 1 Deficiency due to a difference in opinion with the FDA on data required to support inclusion of pediatric patients. Although we have since reached an agreement with the FDA, the FDA may require additional information or studies to be conducted, or impose conditions that could further delay or restrict our other planned clinical activities in the future. For example, we are currently administering a large battery of neurocognitive evaluations in pediatric patients in this Phase 1/2 clinical trial, but the FDA may not agree with the overall burden or relevance of including these measures in a Phase 3 trial. In addition, we intend to study surrogate endpoints, such as reduction in blood arginine levels, as the primary endpoints in our Phase 3 clinical trial; however, we may need to show some evidence of stabilization or improvement of clinical signs and symptoms of Arginase 1 Deficiency, such as on neurocognitive outcomes and quality-of-life measurements, to support the primary endpoint. If we are unable to demonstrate consistent trends on such clinical endpoints, FDA may determine that there is inadequate justification to support that the surrogate endpoint is reasonably likely to predict clinical benefit, which would prohibit approval under the accelerated approval pathway. Significant nonclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may materially harm our business and results of operations.

We may not be able to submit INDs, or foreign equivalents outside of the United States, to commence clinical trials for product candidates on the timeframes we expect, and even if we are able to, the FDA, EMA, MHRA or comparable foreign regulatory authorities may not permit us to proceed with planned clinical trials.

We are currently conducting nonclinical development of our product candidates other than our clinical trials for pegzilarginase for the treatment of patients with Arginase 1 Deficiency and advanced solid tumors, including a combination clinical trial of pegzilarginase with pembrolizumab. Progression of any candidate into clinical trials is inherently risky and dependent on the results obtained in nonclinical programs, and other potential results such as the results of other clinical programs and results of third-party programs. If results are not available when expected or problems are identified during therapy development, we may experience significant delays in clinical development. This may also impact our ability to achieve certain financial milestones and the expected timeframes to market any of our product candidates. Failure to submit or have effective INDs, CTAs or other comparable foreign equivalents and commence clinical programs will significantly limit our opportunity to generate revenue.

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

We have only initiated early-stage clinical trials for pegzilarginase for the treatment of certain conditions. We have not dosed any of our other product candidates in humans. Our existing and future planned clinical trials may reveal significant adverse events, toxicities or other side effects not seen in our nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

In order to obtain marketing approval for any of our product candidates, we must demonstrate the safety and efficacy of the product candidate for the relevant clinical indication or indications through nonclinical studies and clinical trials as well as additional supporting data. If our product candidates are associated with undesirable side effects in nonclinical studies or clinical trials, in monotherapy or combination therapy, or have characteristics that are unexpected, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.

We are currently conducting clinical trials for pegzilarginase for the treatment of patients with Arginase 1 Deficiency, advanced solid tumors, including a combination clinical trial of pegzilarginase with pembrolizumab. Given the nature of the patient population enrolled in these trials, we have observed and expect to continue to observe serious adverse events that could be related or unrelated to pegzilarginase. In a Phase 1 trial of pegzilarginase for the treatment of patients with advanced solid tumors and a previously concluded trial of pegzilarginase for the treatment of the patients with hematological malignancies AML and MDS, we have observed serious adverse events in some patients, including death. To date, those serious adverse events that were considered possibly or probably related to the administration of pegzilarginase include nausea, diarrhea, vomiting, dehydration, dizziness, encephalopathy manifest as acute agitation, failure to thrive, fatigue, hypertension, asthenia, and intracranial hemorrhage. In our Phase 1/2 trial of pegzilarginase for the treatment of patients with Arginase 1 Deficiency, we have observed three related serious adverse events in one patient to date, including facial flushing, facial swelling, and throat tightness. Subjects in our ongoing and planned clinical trials with pegzilarginase may suffer minor, significant, serious, or even life-threatening adverse events, including those that are drug-related. Subjects in our ongoing and planned clinical trials may also suffer side effects not yet observed in any of our prior and ongoing clinical or nonclinical studies, including, but not limited to, toxicities to the nervous system, liver, heart, kidney, blood or immune system. We have not dosed any of our other product candidates in humans.

Testing in animals, such as our primate studies for pegzilarginase, may not uncover all side effects in humans or any observed side effects in animals may be more severe in humans. For example, it is possible that patients’ immune systems may recognize our engineered human enzymes as foreign and trigger an immune response. This risk is heightened in some patients who lack the target enzyme, as is the case with patients with Arginase 1 Deficiency that we are treating in our Phase 1/2 trial and our future trials for this rare genetic disease. In addition, our product candidates such as pegzilarginase break down target amino acids such as arginine, thereby releasing metabolites such as ornithine into the bloodstream. Some patients may be sensitive to these metabolites, increasing the risk of an adverse reaction due to treatment, which risk may not be able to be mitigated through dosing. Finally, although our engineered human enzyme product candidates such as pegzilarginase are engineered from the human genome, pegzilarginase is produced in E. coli. This manufacturing process could lead pegzilarginase to be more likely to trigger an immune response than we expect.

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

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, EMA, MHRA or other foreign regulatory bodies. More specifically, many of our product candidates, including pegzilarginase, initially target indications that may be characterized as orphan markets, which can prolong the clinical trial timeline for the regulatory process if sufficient patients cannot be enrolled in a timely manner. Arginase 1 Deficiency is a rare disorder, and there are no published reports of disease prevalence. Newborn screening data for two reliably detected urea cycle disorders allowed disease experts to estimate the incidence of Arginase 1 Deficiency at 1:950,000 births. Assuming a less than normal life span, we believe that at least 600 individuals in global addressable markets have Arginase 1 Deficiency. Presently, only 34 U.S. states and jurisdictions screen for Arginase 1 Deficiency, and screening in Europe is not universal. Due to screening requirements and enrollment restrictions in our amended clinical trial protocol, or any additional restrictions that may be imposed by regulatory agencies, not all pediatric patients may be eligible for inclusion in our Phase 1/2 trial in the United States. To date we have identified more than 50 patients in the United States and Europe.

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

In addition, some patients with Arginase 1 Deficiency suffer from heightened levels of ammonia, or hyperammonemia. Horizon Pharma plc has gained approval for its products RAVICTI (glycerol phenylbutyrate) and BUPHENYL (sodium phenylbutyrate) to treat patients with urea cycle disorders suffering from hyperammonemia. Some patients who may be eligible for our ongoing or planned clinical trials may instead pursue treatment for this effect of their condition by taking RAVICTI (glycerol phenylbutyrate) or through dietary protein restriction. Our inability to enroll a sufficient number of patients for any of our clinical trials could result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and in delays to commercially launching our product candidates, if approved, which would cause the value of our company to decline and limit our ability to obtain additional financing.

The safety or efficacy profile of pegzilarginase may differ in combination therapy with other existing or future drugs, and therefore may preclude its further development or approval, which would materially harm our business.

From time to time, our commercialization strategy may include the combination of our product candidates with third-parties’ products or product candidates. For example, we are currently conducting a combination trial with Merck to evaluate the combination of pegzilarginase with Merck’s anti-PDF-1 therapy, KEYTRUDA (pembrolizumab), for the treatment of patients with small cell lung cancer. These combination studies involve additional risks due to their reliance on circumstances outside our control, such as those relating to the availability and marketability of the third-party product involved in the study. Although Merck has agreed to provide pembrolizumab in connection with our ongoing combination trial, we may be unable to secure and maintain a sufficient supply of such third-party products when needed on commercially reasonably terms. Any such shortages could cause us to delay or terminate our combination trials.

It is also difficult to predict the way in which pegzilarginase will interact with third-party products used in combination clinical trials. As a result, such combination trials may demonstrate reduced efficacy, increase or exacerbate side effects that have been seen with pegzilarginase alone, or result in new side effects that have not previously been identified with pegzilarginase alone. In addition, data obtained from any combination trials may be subject to a variety of interpretations. For instance, positive data may not guarantee the ability to move forward due to changes in the landscape for the treatment of targeted indications, and failure to achieve our primary endpoints may not necessarily preclude a viable commercial path. Any undesirable side effects, lack of efficacy seen in combination trials, differing interpretation of clinical data or other unforeseen circumstances may affect our ability to continue with and obtain regulatory approval for the combination therapy, as well as our ability to continue with and obtain regulatory approval for pegzilarginase monotherapy.

Further, evaluating pegzilarginase in combination with other products in clinical development may require us to establish collaborations, licensing arrangements or alliances with third parties. There is no assurance that we will be able to enter into such arrangements on favorable terms, or at all.

Even though we have obtained orphan drug designation for pegzilarginase in the United States and Europe for the treatment of hyperargininemia, we may not obtain or maintain orphan drug exclusivity for pegzilarginase and we may not obtain orphan drug designation or exclusivity for any of our other product candidates or indications.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for the same disease for that time period. The applicable period is seven years in the United States and ten years in the European Union. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

In March 2015, we obtained orphan drug designation in the United States for pegzilarginase for the treatment of patients with Arginase 1 Deficiency. In July 2016, we also received orphan drug designation in Europe for pegzilarginase for the treatment of patients with Arginase 1 Deficiency. A company that first obtains FDA or EMA approval for a designated orphan drug for the designated rare disease or condition receives orphan drug marketing exclusivity for that drug for the designated disease for a period of seven years in the United States or ten years in the European Union, respectively. This orphan drug exclusivity prevents the FDA or EMA from approving another application, including a Biologics License Application, or BLA, in the United States or a MAA in the European Union, to market a drug containing the same principal molecular structural features for the same orphan indication, except in very limited circumstances, including when the FDA or the EMA concludes that the later drug is safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation.

Even though we have received orphan drug designation for pegzilarginase for the treatment of Arginase 1 Deficiency, we may not be the first to obtain marketing approval for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical product candidates. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or a drug with the same principal molecular structural features can be approved for a different indication. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, even if we intend to seek orphan drug designation for other product candidates or indications, we may never receive such designations or obtain orphan drug exclusivity.

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our products in the European Union and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing and different criteria for approval. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We, or our third-party collaborators, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, failure to obtain approval in some countries or jurisdictions may compromise our ability to obtain approval elsewhere. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

If the market opportunities for our product candidates are smaller than we believe they are, our future product revenues may be adversely affected and our business may suffer.

Our understanding of both the number of people who suffer from conditions such as Arginase 1 Deficiency or who have advanced solid tumors dependent on arginine, as well as the potential subset of those who have the potential to benefit from treatment with our product candidates such as pegzilarginase, are based on estimates. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

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

Even if any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and physicians may continue to rely on these treatments instead of adopting the use of pegzilarginase for the treatment of patients with arginine dependent cancers. In addition, many new drugs have been recently approved and many more are in the pipeline to treat patients with cancer. Additionally, current treatments for Arginase 1 Deficiency include dietary protein restriction and, in some instances, nitrogen-scavenging drugs such as RAVICTI (glycerol phenylbutyrate). If our product candidates do not achieve an adequate level of acceptance, we may never generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

We face intense competition from companies developing products to address urea cycle disorders. For example, Horizon Pharma plc has gained approval for its drug RAVICTI (glycerol phenylbutyrate), which is used to treat patients with urea cycle disorders suffering from hyperammonemia, which may include patients suffering from Arginase 1 Deficiency. Patients with Arginase 1 Deficiency may also benefit from taking RAVICTI (glycerol phenylbutyrate). Erytech Pharma announced a potential collaboration to explore preclinical development of an Arginase 1 Deficiency candidate. We also face intense competition from companies developing products and therapies to treat cancer. For example, Polaris Group is conducting numerous clinical trials of ADI-PEG 20, an enzyme derived from mycoplasma, which degrades arginine in the blood.

Our ability to compete successfully will depend largely on our ability to leverage our experience in product candidate discovery and development to:

•	discover and develop product candidates that are superior to other products in the market;
•	attract qualified management, scientific, product development and commercial personnel;
•	obtain and maintain patent and/or other proprietary protection for our product candidates and technologies;
•	obtain required regulatory approvals; and
•	successfully collaborate with research institutions or pharmaceutical companies in the discovery, development and commercialization of new product candidates.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and internationally, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. The U.S. government has similarly expressed concerns over the pricing of pharmaceutical products and there can be no assurance as to how this scrutiny will impact future pricing of pharmaceutical products generally. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market.

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

Furthermore, some of our target indications, including for Arginase 1 Deficiency for pegzilarginase, are orphan indications where patient populations are small. In order for therapeutics that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such therapeutics must be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product candidate that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for any future product candidates from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved, and ultimately our financial results.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are a clinical-stage biotechnology company with a limited operating history, and, as of December 31, 2017, had only 43 employees, including four executive officers. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, facilitate regulatory approval of and commercialize product candidates. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. For instance, Dr. Anthony Quinn, a member of our board of directors, currently serves as our interim Chief Executive Officer, and we are currently in the process of searching for a permanent Chief Executive Officer. There is no assurance that a qualified individual will be found timely or engaged on acceptable terms. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.

In addition, we rely on consultants and advisors, including scientific and clinical advisors such as our scientific advisory board, to assist us in formulating our discovery and nonclinical and clinical development and commercialization strategy. Our consultants and advisors, including members of our scientific advisory board, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

Our information technology systems, or those used by our CROs, contractors or consultants, may fail or suffer security breaches, which could harm our business and operations.

Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Despite the implementation of security measures, our information technology systems and those of our strategic partners and third-parties on whom we rely are vulnerable to cyberattacks, damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Furthermore, we have little or no control over the security measures and computer systems of third parties including any CROs we may work with in the future. While we and, to our knowledge, our third-party strategic partners have not experienced any such system failure, accident or security breach to date, if such an event were to occur, it could result in material negative consequences for us including interruptions in our operations, the operations of our strategic partners, or our manufacturers or suppliers, misappropriation of confidential business information and trade secrets, disclosure of corporate strategic plans, and result in material disruptions of our product candidate development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts, and we may incur substantial costs to attempt to recover or reproduce the data. If any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability or the further development of our product candidates could be delayed.

We depend on our information technology and infrastructure.

We rely on the efficient and uninterrupted operation of information technology systems to manage our operations, to process, transmit, and store electronic and financial information, and to comply with regulatory, legal and tax requirements. We also depend on our information technology infrastructure for communications among our personnel, contractors, consultants and suppliers. System failures or outages could materially compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. In addition, we depend on third parties to operate and support our information technology systems. Failure by these providers to adequately deliver the contracted services could have an adverse effect on our business, which in turn may materially adversely affect our operating results and financial condition.

Risks Related to Our Reliance on Third Parties

We currently rely and will rely on third parties to conduct our ongoing and future planned clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We currently rely and will continue to rely on third parties to provide manufacturing and clinical development capabilities. For example, we rely on a contract manufacturing organization, KBI BioPharma, Inc., or KBI, to manufacture and supply nonclinical and clinical trial quantities of the biological substance of our lead product candidate, pegzilarginase and pipeline product candidates. We also expect to rely on KBI to manufacture and supply commercial quantities of pegzilarginase. In addition, we rely on Merck to provide pembrolizumab for the conduct of our combination trials.

We rely on third-party CROs to conduct our ongoing and future planned clinical trials of pegzilarginase. We do not plan to independently conduct clinical trials of our other product candidates. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

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

We do not own or operate facilities for the manufacture of our product candidates, and we do not have any manufacturing personnel. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties, including KBI, for the manufacture of our product candidates for nonclinical studies and for our existing and future planned clinical trials. We also expect to rely on third parties, including KBI, for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a source for bulk drug substance. Currently, KBI is supplying, and is expected to continue to supply, the drug substance requirements for our ongoing and planned clinical trials with pegzilarginase. If KBI cannot supply us with sufficient amounts, pursuant to product requirements as agreed, we may be required to identify alternative manufacturers, which would lead us to incur added costs and delays in identifying and qualifying any replacement.

The formulation used in early studies is not a final formulation for commercialization. If we are unable to demonstrate that our commercial scale product is comparable to the product used in clinical trials, we may not receive regulatory approval for that product without additional clinical trials. We have contracted with KBI for certain studies related to potential commercial scale manufacturing of pegzilarginase at a separate KBI facility, but there is no guarantee that such studies, the transfer of technology to or any potential manufacturing at such facility, will be completed successfully, on time, or at all. We also cannot guarantee that we will be able to make any required modifications within currently anticipated timeframes or that such modifications, if and when made, will obtain regulatory approval or that the new processes or modified processes will be successfully implemented by or transferred to any third-party contract suppliers within currently anticipated timeframes. These may require additional studies, and may delay our clinical trials and/or commercialization.

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

Third-party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, or similar regulatory requirements outside the United States. Although we do not have day-to-day control over third-party manufacturers’ compliance with these regulations and standards, we are responsible for ensuring compliance with such regulations and standards. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which would significantly and adversely affect supplies of our product candidates and our business. If a third-party manufacturer’s facilities do not pass a pre-approval inspection or do not have a cGMP compliance status acceptable to the FDA or a comparable foreign regulatory agency, our product candidate will not be approved.

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

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to (i) comply with FDA regulations or similar regulations of comparable non-U.S. regulatory authorities, (ii) provide accurate information to the FDA or comparable non-U.S. regulatory authorities, (iii) comply with manufacturing standards we have established, (iv) comply with the Foreign Corrupt Practices Act and federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities, or (v) report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

We have received Fast Track Designation from the FDA for our lead product candidate pegzilarginase for the treatment of hyperargininemia secondary to Arginase 1 Deficiency, and may seek such designation for some or all of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the drug or biologic sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even though we have received Fast Track Designation for pegzilarginase for the treatment of hyperargininemia secondary to Arginase 1 Deficiency, and even if we receive Fast Track Designation for other product candidates or indications in the future, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many drugs or biologics that have received Fast Track Designation have failed to obtain approval.

We may also seek accelerated approval for products. Under the FDA’s accelerated approval program, the FDA may approve a drug or biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. For drugs or biologics granted accelerated approval, post-marketing confirmatory trials are required to describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence and, in some cases, the FDA may require that the trial be designed and/or initiated prior to approval. Moreover, the FDA may withdraw approval of our product candidate or indication approved under the accelerated approval pathway if, for example:

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

•

federal law requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals, which includes annual data collection and reporting obligations. The information was made publicly available on a searchable website in September 2014 and is disclosed on an annual basis; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the ACA of importance to our potential product candidates are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•	a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;
•	extension of manufacturers’ Medicaid rebate liability to managed care utilization;
•	expansion of eligibility criteria for Medicaid programs;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	requirements to report financial arrangements with physicians and teaching hospitals;
•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On January 20, 2017, federal agencies with authorities and responsibilities under the ACA were directed to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. More recently, the Tax Cuts and Jobs Act was signed into law, which eliminated certain requirements of the ACA, including the individual mandate, and plans to repeal all or portions of the ACA have also been suggested. We cannot predict whether these challenges will continue or whether other proposals will be made or adopted, or what impact these efforts may have on us.

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

Comprehensive tax reform bills could increase the tax burden on our orphan drug programs and adversely affect our business and financial condition.

The U.S. government has recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate.

Further, the newly enacted comprehensive tax legislation, among other things, reduces the orphan drug credit from 50% to 25% of qualifying expenditures. When and if we become profitable, this reduction in tax credits may result in an increased federal income tax burden on our orphan drug programs as it may cause us to pay federal income taxes earlier under the revised tax law than under the prior law and, despite being partially off-set by a reduction in the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, may increase our total federal tax liability attributable to such programs.

Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

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

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our discovery, nonclinical and clinical development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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

In particular, our success depends in large part on our ability, and our licensors’ ability, to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and product candidates, including any companion diagnostic developed by us or a third-party strategic partner. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates, and rely on our licensors to obtain patent protection for our licensed intellectual property. Our patent portfolio includes patents and patent applications we own or we exclusively license from the University of Texas at Austin. This patent portfolio includes issued patents and pending patent applications covering compositions of matter and methods of use.

The patent prosecution process is expensive and time-consuming, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner, or in all jurisdictions. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. It is also possible that we will fail to identify patentable aspects of our discovery and nonclinical and clinical development output before it is too late to obtain patent protection. Moreover, the risks pertaining to our patents and intellectual property rights also apply to the intellectual property rights that we license from third parties. In some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. We may also require the cooperation of our licensors in order to enforce the licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business and the rights we have licensed may be reduced or eliminated.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The U.S. Patent and Trademark Office, or U.S. PTO, has not established a consistent policy regarding the breadth of claims that it will allow in biotechnology patents. In addition, the laws of foreign jurisdictions may not protect our rights to the same extent as the laws of the United States. For example, India does not allow patents for methods of treating the human body or medical use claims as in other jurisdictions. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions, nor can we know whether those from whom we license patents were the first to make the inventions claimed or were the first to file. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our technology or product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and product candidates. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, during prosecution of any patent application, the issuance of any patents based on an application may depend upon our ability to generate additional preclinical or clinical data that supports the patentability of our proposed claims. We may not be able to generate such data on a timely basis, to the satisfaction of the U.S. PTO, or at all.

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

The issuance of a patent, while given the presumption of validity under the law, is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and product candidates, or limit the duration of the patent protection of our technology and product candidates. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after the first non-provisional filing in the patent family. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and/or management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. In some cases, we may choose not to pursue litigation against those that have infringed on our patents, or used them without authorization, due to the associated expenses and time commitment of monitoring these activities. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations.

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

We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business and we expect that we may need to enter into additional license agreements in the future. In particular, we partner with the University of Texas at Austin, which is a U.S. academic institution, in order to accelerate our discovery and nonclinical development work under a Sponsored Research Agreement. Under the Sponsored Research Agreement, we made payments of $563,000, $832,000, and $563,000 for the years ended December 31, 2017, 2016, and 2015, respectively, to sponsor research in the laboratory of our director, Dr. George Georgiou, at the University of Texas at Austin on the engineering, optimization and initial animal validation of human enzymes to determine the systemic depletion of amino acids for cancer therapy and to analyze enzyme replacement for the treatment of patients having inborn metabolic defects.

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

In December 2013, our wholly-owned subsidiaries AECase, Inc. and AEMase, Inc. each entered into an exclusive, worldwide license agreement, including the right to grant sublicenses, with the University of Texas at Austin for certain intellectual property owned by the University of Texas at Austin related to our product candidates AEB3103 and AEB2109. On January 31, 2017, we and the University of Texas at Austin entered into an Amended and Restated Patent License Agreement which consolidated the two license agreements, revised certain obligations, and licensed additional patent applications and invention disclosures to us, or the Restated License. In December 2017, the Restated License was further amended to revise certain diligence milestones. The intellectual property licensed under the Restated License includes an invention that was made with U.S. government support. The U.S. government therefore has certain rights in such inventions under the applicable funding agreements and under applicable law. In addition, we are subject to a requirement that the products covered by the applicable patents that are sold or used in the United States must be manufactured substantially in the United States unless a written waiver is obtained in advance from the U.S. government. The Restated License obligates us to make certain payments at the achievement of certain milestones and at regular intervals throughout the life of the license. The University of Texas at Austin may terminate the Restated License under certain circumstances, including for a breach by us that is not cured within 30 or 60 days of notice (depending on the type of breach), or if we or any of our affiliates or sublicensees participate in any proceeding to challenge the licensed patent rights (unless, with respect to sublicensees, we terminate the applicable sublicense).

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

We have a concentrated stockholder base and our executive officers and directors, combined with our stockholders who, to our knowledge, each owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a majority of our capital stock as of December 31, 2017. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting for the year ended December 31, 2017. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. We may encounter problems or delays in implementing any changes necessary to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls when required, investors could lose confidence in our financial information and the price of our common stock could decline.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting for the year ending December 31, 2017. As discussed above, if we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm as required by Section 404(b). To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters occupy approximately 10,100 square feet of leased office space in Austin, Texas pursuant to a lease that expires in 2020. In October 2017, we entered into a separate lease agreement for approximately 3,250 square feet of laboratory space in Austin, Texas, which will expire in December 2019. We intend to lease additional space if we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available on commercially reasonable terms to accommodate any such expansion of our operations.

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

	High	Low
Year ended December 31, 2017
First Fiscal Quarter	$8.03	$3.99
Second Fiscal Quarter	$7.54	$3.40
Third Fiscal Quarter	$4.93	$2.91
Fourth Fiscal Quarter	$5.98	$4.00
Year ended December 31, 2016
Second Fiscal Quarter (1)	$11.99	$4.36
Third Fiscal Quarter	$8.11	$3.96
Fourth Fiscal Quarter	$6.99	$4.35

(1)	The period reported for the second fiscal quarter is from April 6, 2016 through June 30, 2016.

As of March 8, 2018, there were 37 registered holders of record of our common stock, based on information provided by our transfer agent. The actual number of stockholders is greater than this number of registered record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees.

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

The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Nasdaq Biotechnology Index for the period from April 7, 2016 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2017. The figures represented below assume an investment of $100 in our common stock at the closing price of $9.77 on April 7, 2016 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on April 7, 2016 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

$100 investment in stock or index	Ticker	April 7, 2016	December 31, 2016	December 31, 2017
Aeglea Biotherapeutics, Inc.	AGLE	$100.00	$44.52	$55.37
Nasdaq Composite Index	IXIC	$100.00	$111.03	$142.39
Nasdaq Biotechnology Index	NBI	$100.00	$94.56	$114.47

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statements of operations data for the years ended December 31, 2017, 2016, and 2015, and the balance sheet data as of December 31, 2017 and 2016 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the year ended December 31, 2014 and the period from December 16, 2013 (inception) through December 31, 2013 and the balance sheet data as of December 31, 2015, 2014, and 2013 is derived from our audited financial statements which are not included in this Annual Report on Form 10-K.

Our historical results are not necessarily indicative of the results to be expected in the future. You should read the selected financial data below in conjunction with the section of this report entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included in this Annual Report on Form 10-K.

	Year Ended December 31,				Period from December 16, 2013 (Inception) through December
	2017	2016	2015	2014	31, 2013
		(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Grant	$5,205	$4,628	$6,085	$—	$—
Operating expenses:
Research and development	22,815	18,143	11,453	6,830	1,150
General and administrative	10,066	8,391	5,947	2,074	735
Total operating expenses	32,881	26,534	17,400	8,904	1,885
Loss from operations	(27,676)	(21,906)	(11,315)	(8,904)	(1,885)
Other income (expense):
Interest income	482	244	22	1	—
Change in fair value of forward sale contract	—	—	—	(1,444)	(52)
Other expense, net	(42)	(36)	(2)	—	—
Total other income (expense)	440	208	20	(1,443)	(52)
Net loss	(27,236)	(21,698)	(11,295)	(10,347)	(1,937)
Deemed dividend to convertible preferred stockholders	—	—	(228)	—	—
Net loss attributable to common shareholders and stockholders	$(27,236)	$(21,698)	$(11,523)	$(10,347)	$(1,937)
Common Stock:
Net loss per share, basic and diluted	$(1.80)	$(2.22)	$(19.21)	$—	$—
Net loss attributable to common stockholders	$(27,236)	$(21,698)	$(11,523)	$—	$—
Weighted-average common shares outstanding, basic and diluted	15,128,192	9,791,728	599,788	—	—
Class A-1 common:
Net loss per share, basic and diluted	$—	$—	$—	$(20.13)	$(15.48)
Net loss attributable to class	$—	$—	$—	$(3,321)	$(1,277)
Weighted-average common shares outstanding, basic and diluted	—	—	—	165,000	82,500
Class A common:
Net loss per share, basic and diluted	$—	$—	$—	$(17.06)	$(3.94)
Net loss attributable to class	$—	$—	$—	$(5,706)	$(660)
Weighted-average common shares outstanding, basic and diluted	—	—	—	334,522	167,261
Class B common:
Net loss per share, basic and diluted	$—	$—	$—	$(40.17)	$—
Net loss attributable to class	$—	$—	$—	$(1,320)	$—
Weighted-average common shares outstanding, basic and diluted	—	—	—	32,861	—

	As of December 31,
	2017	2016	2015	2014	2013
		(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$50,299	$63,502	$33,062	$2,616	$4,597
Working capital	49,362	62,459	35,763	1,672	3,185
Total assets	56,077	67,063	38,654	2,930	4,597
Total liabilities	5,740	4,097	2,550	1,058	1,412
Convertible preferred shares	—	—	58,311	13,345	4,458
Accumulated deficit	(72,513)	(45,277)	(23,579)	(12,284)	(1,937)
Total members’/stockholders’ equity (deficit)	50,337	62,966	(22,207)	(11,473)	(1,273)

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

Overview

We are a clinical-stage biotechnology company that designs and develops innovative human enzyme therapeutics for patients with rare genetic diseases and cancer. We believe our novel approach of utilizing human enzymes offers advantages over bacterial enzyme-based approaches including a more favorable safety profile providing a greater likelihood of clinical success.

Our capabilities in enzyme engineering, preclinical disease modelling, and drug development in both rare genetic disease and cancer allow us to identify and advance innovative opportunities to address important unmet medical needs for the benefit of patients. Our programs and the decisions we make to progress assets into clinical studies are driven by the following considerations:

-	Potential for enhancement of human enzymatic activity
-	Strong preclinical data and rationale
-	Limited or no competition
-	Meaningful commercial opportunities
-	Worldwide commercial rights

We are a patient-focused organization conscious of the fact that people with a rare genetic disease or cancer have limited treatment options, and we recognize that their lives and well-being are highly dependent upon our efforts to develop improved therapies. For this reason, we are passionate about designing and developing novel therapeutics to address significant unmet medical need for rare genetic disease and cancer.

Our lead product candidate, pegzilarginase (AEB1102), is engineered to degrade the amino acid arginine and is being developed to treat two extremes of arginine metabolism, including arginine excess in patients with Arginase 1 Deficiency, a rare genetic disease, as well as some cancers which have been shown to have a metabolic dependence on arginine. Pegzilarginase is currently being evaluated in three ongoing clinical trials, consisting of one Phase 1/2 clinical trial for the treatment of Arginase 1 Deficiency, one Phase 1 clinical trial for the treatment of advanced solid tumors, and one Phase 1/2 combination clinical trial of pegzilarginase with prembrolizumab for the treatment of patients with small cell lung cancer. We are also building a pipeline of additional product candidates targeting key amino acids and other metabolites, including homocystine, a target for another rare genetic disease as well as cysteine, and its oxidized form cystine, and methionine, for cancer indications.

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

We have not recorded revenue from product sales and all of our revenue to date has been grant revenue. Since our inception, and through December 31, 2017, we have raised an aggregate of $122.8 million to fund our operations through the sale and issuance of convertible preferred and common equity securities and collected $12.9 million in grant proceeds. As of December 31, 2017, we had cash, cash equivalents, and marketable securities of $50.3 million.

We have incurred net losses in each year since inception. Our net losses were $27.2 million, $21.7 million, and $11.3 million for the years ended December 31, 2017, 2016, and 2015, respectively, and have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of December 31, 2017, we had an accumulated deficit of $72.5 million. We expect to continue to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase significantly as we continue our clinical and diagnostic development activities for our lead product candidate, pegzilarginase; concurrently develop our pipeline product candidates; expand and protect our intellectual property portfolio; and hire additional personnel. In addition, we have incurred and expect to continue to incur additional costs associated with operating as a public company.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for the discovery and development of our product candidates, most notably, our lead product candidate pegzilarginase. Since we currently do not have internal manufacturing capabilities, we contract with external providers for manufacturing services. In addition, while we opened an internal research laboratory in February 2017, we continue to contract with external providers for nonclinical studies and clinical trials. Our research and development expenses include:

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

Income taxes

Since inception in December 2013, through March 10, 2015, we were a Delaware LLC and elected to file as a partnership for federal and state income tax purposes through the year ended December 31, 2014. On March 10, 2015, we converted from a Delaware LLC to a Delaware corporation. For tax purposes, we elected to be treated as a corporation under Subchapter C of Chapter 1 of the United States Internal Revenue Code, effective January 1, 2015. We therefore, were subject to federal and state tax expense beginning January 1, 2015.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ materially from these estimates under different assumptions or conditions.

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

Share/Stock-based compensation

We recognize the cost of share/stock-based awards granted to employees based on the estimated grant-date fair values of the awards. The value of the award is recognized as compensation expense on a straight-line basis over the requisite service period. Forfeitures are recognized when they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise. We recognize the cost of share/stock-based awards granted to nonemployees at their then-current fair values as services are performed, and are remeasured through the counterparty performance date.

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

•

Expected term – The expected term represents the period that the stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

•

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

•	Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

•	Expected dividend – We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

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

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		Dollar
	2017	2016	Change	% Change
	(dollars in thousands)
Revenues:
Grant	$5,205	$4,628	$577	12%
Operating expenses:
Research and development	$22,815	$18,143	$4,672	26%
General and administrative	10,066	8,391	1,675	20%
Total operating expenses	32,881	26,534	6,347	24%
Loss from operations	(27,676)	(21,906)	(5,770)	26%
Interest income	482	244	238	98%
Other expense, net	(42)	(36)	(6)	17%
Net loss	$(27,236)	$(21,698)	$(5,538)	26%

Grant Revenues.  Grant revenues increased by $0.6 million, or 12%, to $5.2 million for the year ended December 31, 2017 from $4.6 million for the year ended December 31, 2016. The increase was primarily due to additional research and development costs associated with the clinical trials for pegzilarginase in cancer patients, for which we recognized grant revenue pursuant to the Grant Contract.

Research and Development Expenses.  Research and development expenses increased by $4.7 million, or 26%, to $22.8 million for the year ended December 31, 2017 from $18.1 million for the year ended December 31, 2016. The change in research and development expenses was due to:

•

Higher personnel-related expenses, which increased by $3.2 million as a result of additional employee headcount to strengthen our management team and expand our internal regulatory, research laboratory, and clinical development capabilities;

•	Higher manufacturing expenses, which increased by $2.2 million as a result of process scale-up for pegzilarginase and additional manufacturing activities for pipeline development;
•

Higher clinical development expenses, which increased by $1.6 million as a result of advancing our Phase 1/2 clinical trial for pegzilarginase in patients with Arginase 1 Deficiency, completing our Phase 1 dose escalation trial in patients with advanced solid tumors, preparing for three solid tumor single agent cohort expansions, and preparing for our Phase 1/2 combination trial in patients with small cell lung cancer; and

•

Lower nonclinical expenses, which decreased by $2.3 million as a result of completing toxicology studies in 2016, which supported the multi-dose clinical trials related to pegzilarginase for patients with Arginase 1 Deficiency.

General and Administrative Expenses.    General and administrative expenses increased by $1.7 million, or 20%, to $10.1 million for the year ended December 31, 2017 from $8.4 million for the year ended December 31, 2016. The increase in general and administrative expenses was primarily due to an increase in employee compensation, consulting, and facility costs.

Interest Income.    Interest income consists of interest earned on our cash, cash equivalents, and marketable securities. The increase in interest income to $0.5 million for the year ended December 31, 2017 from $0.2 million for the year ended December 31, 2016 was primarily due to increasing yield rates and purchasing investments with greater maturity terms.

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

Grant Revenues.  Grant revenues decreased by $1.5 million, or 24%, to $4.6 million for the year ended December 31, 2016 from $6.1 million for the year ended December 31, 2015. The decrease was due to $2.0 million in revenue for qualifying 2014 expenditures recognized in connection with the execution of the Grant Contract in June 2015. Upon execution of the Grant Contract, all accumulated qualified expenditures paid and incurred during the period from June 1, 2014 through June 30, 2015 were recognized as grant revenues in the year ended December 31, 2015. The decrease was offset by an increase in research and development costs associated with the clinical trials for pegzilarginase in patients with advanced solid tumors and the hematological malignancies AML and MDS, for which we received grant revenue pursuant to the Grant Contract.

Research and Development Expenses.  Research and development expenses increased by $6.7 million, or 58%, to $18.1 million for the year ended December 31, 2016 from $11.5 million for the year ended December 31, 2015. Research and development expenses directly associated with our lead product candidate, pegzilarginase, increased to $10.9 million for the year ended December 31, 2016 from $7.0 million for the year ended December 31, 2015. The increase in research and development expenses was primarily due to:

•

Higher nonclinical expenses, which increased by $0.9 million as a result of additional toxicology studies and analysis costs in preparation for multi-dose clinical trials related to pegzilarginase and additional research with the University of Texas at Austin, or the University;

•

Higher personnel-related expenses, which increased by $2.8 million as a result of additional employee headcount to expand our internal regulatory and clinical development capabilities in support of the three separate clinical trials for pegzilarginase in patients with Arginase 1 Deficiency, advanced solid tumors, and the hematological malignancies AML and MDS; and

•

Higher clinical development expenses, which increased by $3.0 million primarily as a result of initiating our Phase 1 dose escalation trials for pegzilarginase in patients with advanced solid tumors in October 2015, Arginase 1 Deficiency in June 2016, and the hematological malignancies AML and MDS in July 2016.

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

Liquidity and Capital Resources

Sources of liquidity

We are a clinical-stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. Since our inception and through December 31, 2017, we have funded our operations by raising an aggregate of $122.8 million of gross proceeds from the sale and issuance of convertible preferred and common equity securities and collecting $12.9 million in grant proceeds. Additionally, we entered into an agreement with a contract manufacturing organization, or CMO, in 2013 whereby we issued convertible preferred shares to the CMO in exchange for services performed, with the obligation fully satisfied in June 2015.

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

In addition, common stock with an aggregate offering price of up to $20.0 million may be issued and sold pursuant to an at-the-market sales agreement with JonesTrading Institutional Services LLC. As of December 31, 2017, no sales had been made under this at-the-market sales agreement and $20.0 million of common stock remained available to be sold, subject to certain conditions as specified in the sales agreement.

In June 2015, we entered into the Grant Contract with CPRIT, under which CPRIT agreed to provide up to $19.8 million in grant funding to fund our development of pegzilarginase. Through December 31, 2017, we have collected $12.9 million in grant proceeds with $6.9 million available for future collection under the grant contract. As of December 31, 2017, we have a grant receivable outstanding of $3.1 million. For a detailed discussion of this grant, see “Business—Grant Agreement.”

Our primary use of cash is to fund the development of our lead product candidate, pegzilarginase. This includes both the research and development costs and the general and administrative expenses required to support those operations. Since we are a clinical-stage biotechnology company, we have incurred significant operating losses since our inception and we anticipate such losses, in absolute dollar terms, to increase as we continue our clinical trials in pegzilarginase and expand our development efforts in our pipeline of nonclinical candidates.

As of December 31, 2017, we had available cash, cash equivalents, and marketable securities of $50.3 million. Under our current operating plan, we believe that we have sufficient resources to fund our operations through September 30, 2019 with our existing cash, cash equivalents, and marketable securities.

Future funding requirements and operational plan

Our operational plan for the near future is to continue clinical trials for our lead product candidate pegzilarginase in two separate indications: Arginase 1 Deficiency and advanced solid tumors, and to expand development for at least one additional product candidate. As such, we plan to increase our research and development expenditures for the foreseeable future with nonclinical studies, clinical trials, manufacturing and an integrated biomarker strategy. We expect our principal expenditures during this time period to include expenses for the following:

•	funding the continuing development of pegzilarginase;
•	funding the advancement of additional product candidates; and
•	funding working capital, including general operating expenses.

Due to our significant research and development expenditures, we have generated substantial losses in each period since inception. We have an accumulated deficit of $72.5 million as of December 31, 2017. We anticipate that we will continue to generate losses into the foreseeable future as we develop our product candidates, seek regulatory approval of those candidates and begin to commercialize any approved products. Until such time as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, research grants, collaborations, or other sources. We currently have no debt, credit facility or additional committed capital. To the extent that we raise additional equity, the ownership interest of our stockholders will be diluted.

Based on our current plans, we expect that our existing cash, cash equivalent, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least through September 30, 2019. We have based this estimate on assumptions that may prove to be incorrect, however, and we could deplete our capital resources sooner than we expect.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash and cash equivalents (used in) provided by:
Operating activities	$(24,615)	$(18,840)	$(10,982)
Investing activities	(22,529)	(12,076)	(4,014)
Financing activities	12,213	49,370	41,674
Net (decrease) increase in cash and cash equivalents	$(34,931)	$18,454	$26,678

Cash used in operating activities

Cash used in operating activities for the year ended December 31, 2017 was $24.6 million and reflected a net loss of $27.2 million. The cash impact of our net loss was offset by non-cash expenses of $2.5 million for stock-based compensation and $0.3 million for depreciation and amortization. The change in operating assets and liabilities of $0.2 million was primarily due to an increase in accrued and other liabilities driven by additional research and development activities, offset by an increase in grant accounts receivable due to the timing of payments and additional qualifying costs paid prior to reimbursement.

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

Cash used in operating activities for the year ended December 31, 2015 was $11.0 million and reflected a net loss of $11.3 million, offset in part by non-cash expenses of $0.8 million for stock-based compensation and $0.8 million for convertible preferred shares issued to a contract manufacturing organization in exchange for services performed. Cash used in operating activities also reflected an increase of $1.7 million in grants accounts receivable from executing the Grant Contract in 2015 and $0.6 million in prepaid expenses and other assets driven by prepaid research and development costs. The asset increases were offset, with cash provided by operating activities, by a $1.1 million increase in accrued and other liabilities driven by additional accrued research and development costs, consulting, and legal accruals.

Cash used in investing activities

Cash used in investing activities for the year ended December 31, 2017 was $22.5 million and consisted of $64.1 million in purchases of marketable securities and $0.6 million in purchases of property and equipment primarily to develop an internal research laboratory, offset by $42.2 million in maturities of marketable securities.

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

Cash provided by financing activities

Cash provided by financing activities for the year ended December 31, 2017 was $12.2 million, which consisted of $12.3 million from the follow-on public offering, offset by $0.6 million in underwriting discounts and commissions and $0.3 million of offering costs, and $0.8 million in proceeds received from stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Operating leases	$355	$667	$—	$—
Sponsored research agreement	188	—	—	—
Total contractual obligations	$543	$667	$—	$—

In September 2016, we amended our operating lease agreement for office space in Austin, Texas. The amended lease increased the office space and extended the lease term through December 31, 2020. The total estimated rent payments over the remaining term of the lease as of December 31, 2017 is approximately $875,000.

In October 2017, we entered into a separate lease agreement for laboratory space in Austin, Texas, which will expire on December 31, 2019. The total estimated rent payments over the full term of the lease is approximately $147,000.

In October 2017, we amended our sponsored research agreement with the University. The scope and term under the agreement were extended through August 31, 2018 with a $375,000 increase in the maximum expenditure limitation. The sponsored research agreement, as amended, expires on August 31, 2018 with no remaining payment obligations after such date.

Contingent contractual obligations

The terms of the Grant Contract require that we pay CPRIT tiered royalties in the low- to mid-single digit percentages on revenues from sales and license of products or services that are based upon, utilize, are developed from or materially incorporate the intellectual property resulting from the grant-funded activities for pegzilarginase. Such royalties reduce to less than one percent after a mid-single digit multiple of the grant funds have been repaid to CPRIT in royalties. Such royalties are payable for so long as we have marketing exclusivity or patents covering the applicable product or service (or twelve years from commercial sale of product or service in certain countries if there is no such exclusivity or patent protection).

On December 24, 2013, two of our wholly owned subsidiaries, AECase, Inc., or AECase, and AEMase, Inc., or AEMase, entered into license agreements with the University under which the University granted to AECase and AEMase exclusive, worldwide, sublicenseable licenses. The University granted to AECase a license under a patent application relating to the right to use technology related to our AEB3103 product candidate. The University granted to AEMase a license under a patent relating to the right to use technology related to our AEB2109 product candidate. On January 31, 2017, we entered into an Amended and Restated Patent License Agreement, or the Restated License, with the University which consolidated the two license agreements dated December 24, 2013, revised certain obligations, and licensed additional patent applications and invention disclosures to Aeglea. In December 2017, the Restated License was further amended to revise certain diligence milestones.

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

Off Balance Sheet Arrangements

Through December 31, 2017, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and has subsequently issued several supplemental and/or clarifying ASUs, which comprise the new comprehensive revenue recognition standard that will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We have performed an assessment of our contracts with third parties to determine if any of them would fall under the scope of this guidance and determined that under the terms of our grant arrangement the contract should not be considered within the scope of ASU 2014-09.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018 and requires modified retrospective application. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements, but expect the impact to be limited to the operating lease agreements for office and laboratory space in Austin, Texas.

In May 2017, the FASB issued ASU No. 2017-09, Compensation (Topic 718), which provides clarity and reduces both the diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation–Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We have adopted ASU 2017-09 and the adoption of the amendment did not have an impact on our consolidated financial statements. The guidance in ASU 2017-09 will be used for stock option modifications on a prospective basis.

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

As of December 31, 2017, we held $50.3 million in cash, cash equivalents, and marketable securities, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in reverse repurchase agreements and U.S treasury and government securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AEGLEA BIOTHERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aeglea BioTherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aeglea BioTherapeutics, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in convertible preferred shares/stock and members’/stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Austin, Texas

March 13, 2018

We have served as the Company’s auditor since 2014.

Aeglea BioTherapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,817	$47,748
Marketable securities	37,482	15,754
Accounts receivable - grant	3,078	1,215
Prepaid expenses and other current assets	1,614	1,707
Total current assets	54,991	66,424
Property and equipment, net	854	599
Other non-current assets	232	40
TOTAL ASSETS	$56,077	$67,063
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$389	$168
Deferred revenue	20	71
Accrued and other current liabilities	5,220	3,726
Total current liabilities	5,629	3,965
Other non-current liabilities	111	132
TOTAL LIABILITIES	5,740	4,097
Commitments and Contingencies (Note 14 and 16)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2017 and 2016; no shares issued and outstanding as of December 31, 2017 and 2016	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of December 31, 2017 and 2016, 16,670,188 shares and 13,430,833 shares issued and outstanding as of December 31, 2017 and 2016, respectively	2	1
Additional paid-in capital	122,950	108,246
Accumulated other comprehensive loss	(102)	(4)
Accumulated deficit	(72,513)	(45,277)
TOTAL STOCKHOLDERS’ EQUITY	50,337	62,966
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,077	$67,063

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Grant	$5,205	$4,628	$6,085

Operating expenses:
Research and development	22,815	18,143	11,453
General and administrative	10,066	8,391	5,947
Total operating expenses	32,881	26,534	17,400
Loss from operations	(27,676)	(21,906)	(11,315)

Other income (expense):
Interest income	482	244	22
Other expense, net	(42)	(36)	(2)
Total other income	440	208	20
Net loss	$(27,236)	$(21,698)	$(11,295)
Deemed dividend to convertible preferred stockholders	—	—	(228)
Net loss attributable to common stockholders	$(27,236)	$(21,698)	$(11,523)

Net loss per share, basic and diluted	$(1.80)	$(2.22)	$(19.21)
Net loss attributable to common stockholders	$(27,236)	$(21,698)	$(11,523)
Weighted-average common shares outstanding, basic and diluted	15,128,192	9,791,728	599,788

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(27,236)	$(21,698)	$(11,295)
Other comprehensive loss:
Unrealized loss on marketable securities	(98)	(3)	(1)
Total comprehensive loss	$(27,334)	$(21,701)	$(11,296)

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Consolidated Statements of Changes in Convertible Preferred Shares/Stock and Members’/Stockholders’ Equity (Deficit)

(In thousands)

	Series A Convertible Preferred Shares		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common A-1 Shares		Common A Shares		Common B Shares		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Members’/ Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balances—December 31, 2014	2,173	$13,345	—	$—	—	$—	165	$277	335	$387	355	$147	—	$—	$—	$(12,284)	$—	$(11,473)
Forfeiture of Common B shares	—	—	—	—	—	—	—	—	—	—	(1)	—	—	—	—	—	—	—
Share-based compensation prior to conversion from an LLC to corporation	—	—	—	—	—	—	—	—	—	—	—	20	—	—	—	—	—	20
Conversion from LLC to corporation	(2,173)	(13,345)	2,173	13,345	—	—	(165)	(277)	(335)	(387)	(354)	(167)	753	—	831	—	—	—
Deemed dividend to Series A convertible preferred stockholders upon conversion from an LLC to corporation	—	—	—	228	—	—	—	—	—	—	—	—	—	—	(228)	—	—	(228)
Issuance of Series B convertible preferred stock for cash, net of $321 in issuance costs	—	—	—	—	4,930	43,679	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock for research and development services	—	—	—	—	70	1,059	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation after conversion from an LLC to corporation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	747	—	—	747
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	4	—	23	—	—	23
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,295)	—	(11,295)
Balances—December 31, 2015	—	$—	2,173	$13,573	5,000	$44,738	—	$—	—	$—	—	$—	757	$—	$1,373	$(23,579)	$(1)	$(22,207)
Conversion of preferred stock to common stock upon initial public offering	—	—	(2,173)	(13,573)	(5,000)	(44,738)	—	—	—	—	—	—	7,173	1	58,310	—	—	58,311
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	5,482	—	47,266	—	—	47,266
Issuance of common stock in connection with employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	—	—	19	—	76	—	—	76
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,221	—	—	1,221
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,698)	—	(21,698)
Balances—December 31, 2016	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	13,431	$1	$108,246	$(45,277)	$(4)	$62,966

Aeglea BioTherapeutics, Inc.

Consolidated Statements of Changes in Convertible Preferred Shares/Stock and Members’/Stockholders’ Equity (Deficit) (continued)

(In thousands)

	Series A Convertible Preferred Shares		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common A-1 Shares		Common A Shares		Common B Shares		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Members’/ Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balances—December 31, 2016	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	13,431	$1	$108,246	$(45,277)	$(4)	$62,966
Issuance of common stock in connection with employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	—	—	39	—	131	—	—	131
Issuance of common stock in connection with exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	200	—	702	—	—	702
Issuance of common stock in connection with follow-on offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	3,000	1	11,379	—	—	11,380
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,492	—	—	2,492
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(98)	(98)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(27,236)	—	(27,236)
Balances—December 31, 2017	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	16,670	$2	$122,950	$(72,513)	$(102)	$50,337

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,236)	$(21,698)	$(11,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	249	132	89
Purchase discount (premium) on marketable securities	9	(146)	(5)
Amortization of premium on marketable securities	75	101	2
Share/stock-based compensation	2,492	1,221	767
Research and development services settled with convertible preferred stock	15	110	812
Other, net	(21)	(10)	(19)
Changes in operating assets and liabilities:
Accounts receivable - grant	(1,863)	482	(1,697)
Prepaid expenses and other assets	(114)	(924)	(586)
Accounts payable	164	(8)	(169)
Deferred revenue	(51)	71	—
Accrued and other liabilities	1,666	1,829	1,119
Net cash used in operating activities	(24,615)	(18,840)	(10,982)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(619)	(212)	(208)
Purchases of marketable securities	(64,115)	(20,390)	(3,766)
Proceeds from maturities of marketable securities	42,205	8,446	—
Decrease (increase) in restricted cash	—	80	(40)
Net cash used in investing activities	(22,529)	(12,076)	(4,014)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible preferred stock, net of offering costs	—	—	43,679
Proceeds from issuance of common stock in public offering, net of (payments of) offering costs	11,380	49,294	(2,028)
Proceeds from employee stock plan purchases and stock option exercises	833	76	23
Net cash provided by financing activities	12,213	49,370	41,674
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34,931)	18,454	26,678
CASH AND CASH EQUIVALENTS
Beginning of period	47,748	29,294	2,616
End of period	$12,817	$47,748	$29,294
Supplemental Disclosure of Non-Cash Investing and Financing Information:
Unpaid amounts related to purchase of property and equipment	$57	$172	$—
Deemed dividend to Series A convertible preferred stockholders upon conversion from an LLC to corporation	$—	$—	$228
Convertible preferred stock issued for research and development services to be performed	$—	$—	$232
Conversion of Series A convertible preferred stock to common stock upon initial public offering	$—	$13,573	$—
Conversion of Series B convertible preferred stock to common stock upon initial public offering	$—	$44,738	$—

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

Stock Offerings

Initial Public Offering

On April 12, 2016, the Company closed an initial public offering (“IPO”) of its common stock, which resulted in the sale of 5,481,940 shares of its common stock at a public offering price of $10.00 per share, including 481,940 shares of common stock issued upon the partial exercise by the underwriters of their option to purchase additional shares. The Company received $47.3 million in aggregate cash proceeds, net of underwriting discounts and commissions of $3.8 million and offering costs of $3.7 million incurred by the Company.

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

Liquidity

As of December 31, 2017, the Company had working capital of $49.4 million, an accumulated deficit of $72.5 million, and cash, cash equivalents, and marketable securities of $50.3 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s products will require significant additional financing.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include those related to accruals of research and development related costs, fair values of preferred and common shares and preferred and common stock, share/stock-based compensation, and certain company income tax related items. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ significantly from those estimates.

Prior to becoming a public company, the Company utilized significant estimates and assumptions in determining the fair value of its common shares and common stock. The board of directors determined the estimated fair value of common shares and common stock based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector, the price at which the Company sold shares of convertible preferred shares, the superior rights and preferences of securities senior to the Company’s common shares and common stock, and the marketability at the time. The Company utilized valuation methodologies in accordance with the American Institute of Certified Public Accountants Practice Guide, Audit and Accounting Practice Aid Series: Valuation of Privately-Held-Company Securities Issued as Compensation, to estimate the fair value of common shares and common stock (see Notes 6, 9, and 11).

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

Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific-identification method. There were no realized gains or losses on marketable securities for the years ended December 31, 2017, 2016, and 2015. Interest on marketable securities is included in interest income.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the years ended December 31, 2017, 2016, and 2015.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs include, but are not limited to, salaries, benefits, travel, share/stock-based compensation, consulting costs, contract research service costs, laboratory supplies and facilities, contract manufacturing costs, and costs paid to other third parties that conduct research and development activities on the Company’s behalf. Amounts incurred in connection with license agreements are also included in research and development expense.

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

Share/Stock-Based Compensation

The Company recognizes the cost of share/stock-based awards granted to employees based on the estimated grant-date fair values of the awards. The value of the award is recognized as compensation expense on a straight-line basis over the requisite service period. Forfeitures are recognized when they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise. The Company recognizes the cost of share/stock-based awards granted to nonemployees at their then-current fair values as services are performed, and are remeasured through the counterparty performance date.

Income Taxes

Effective January 1, 2015, the Company, for tax purposes, converted from a partnership to a corporation and continues to serve as a holding company for seven wholly-owned subsidiary corporations. Beginning with the year ended December 31, 2015, the Company filed a consolidated corporate federal income tax return. The Company and its subsidiaries use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the tax bases of assets and liabilities. Additionally, any changes in income tax laws are immediately recognized in the year of enactment. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law. Further information on the tax impacts of the Tax Reform Act is included in Note 12.

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

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on the Company’s results of operations or financial position as of December 31, 2017 and 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and has subsequently issued several supplemental and/or clarifying ASUs, which comprise the new comprehensive revenue recognition standard that will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has performed an assessment of its contracts with third parties to determine if any of them would fall under the scope of this guidance and determined that under the terms of the grant arrangement the contract should not be considered within the scope of ASU 2014-09.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation (Topic 718), which provides clarity and reduces both the diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We have adopted ASU 2017-09 and the adoption of the amendment did not have an impact on our consolidated financial statements. The guidance in ASU 2017-09 will be used for stock option modifications on a prospective basis.

3. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$1,674	$—	$—	$1,674
Reverse repurchase agreements	7,250	—	—	7,250
Total cash equivalents	8,924	—	—	8,924
Marketable securities:
U.S. treasury securities	1,502	—	(1)	1,501
U.S. government securities	36,082	—	(101)	35,981
Total marketable securities	$37,584	$—	$(102)	$37,482

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$4,584	$—	$—	$4,584
Reverse repurchase agreements	39,250	—	—	39,250
Total cash equivalents	43,834	—	—	43,834
Marketable securities:
U.S. government securities	15,758	—	(4)	15,754
Total marketable securities	$15,758	$—	$(4)	$15,754

The reverse repurchase agreements are settled in cash nightly, and as such are classified as cash equivalents.

As of December 31, 2017 and 2016, all debt securities with an unrealized loss position have been in a loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position as of December 31, 2017 and 2016 were $37.5 million and $15.8 million, respectively, with no individual securities in a significant unrealized loss position. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions and would not be required to sell the securities before recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2017 and 2016.

The following table summarizes the contractual maturities of the Company's marketable securities at estimated fair value (in thousands):

	December 31,
	2017	2016
Due in one year or less	$34,498	$15,754
Due in 1 - 2 years	2,984	—
Total marketable securities	$37,482	$15,754

The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.

4. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2017	2016
Laboratory equipment	$651	$221
Furniture and office equipment	209	202
Computer equipment	111	102
Software	99	44
Leasehold improvements	271	270
Property and equipment, gross	1,341	839
Less: Accumulated depreciation and amortization	(487)	(240)
Property and equipment, net	$854	$599

Depreciation and amortization expense for the years ended December 31, 2017, 2016, and 2015 was $249,000, $132,000, and $89,000, respectively. All of the Company’s long-lived assets are located in the United States.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Accrued compensation	$1,837	$1,270
Accrued contracted research and development costs	2,552	1,749
Accrued professional and consulting fees	672	480
Accrued and other current liabilities	159	227
Total accrued and other current liabilities	$5,220	$3,726

6. Convertible Preferred Stock

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

On April 12, 2016, immediately prior to the closing of the IPO, all of the Company’s outstanding convertible preferred stock was automatically converted, at a ratio of one share of common stock for each share of convertible preferred stock, into an aggregate total of 7,172,496 shares of common stock with the related carrying value of $58.3 million reclassified to common stock and additional paid-in capital. As of December 31, 2017, there were no shares of preferred stock outstanding.

7. Common Stock

In connection with the IPO, the Company’s Board of Directors and stockholders approved a 1-for-10.5 reverse stock split of the Company’s common stock and preferred stock. The reverse stock split became effective on March 28, 2016. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

On April 12, 2016, the Company amended its Restated Certificate of Incorporation to change the authorized capital stock to 510,000,000 shares of which 500,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock, all with a par value of $0.0001 per share. Each holder of common stock is entitled to one vote for each share of common stock held. The Company’s common stock is not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the board of directors, in its discretion, determines to issue dividends and then only at the times and in the amounts that the board of directors may determine. As of December 31, 2017, no common stock dividends have been declared by the board of directors.

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

For the years ended December 31, 2017, 2016, and 2015 the Company recognized $5.2 million, $4.6 million, and $6.1 million, respectively, in grant revenues for qualified expenditures under the grant. As of December 31, 2017 and 2016, the Company had an outstanding grant receivable of $3.1 million and $1.2 million, respectively, for the grant expenditures that were paid but had not been reimbursed and deferred revenue of $20,000 and $71,000, respectively, for proceeds received but for which the costs had not been incurred or the conditions of the award had not been met.

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

Upon the LLC Conversion, the Company terminated the 2013 Plan and adopted the 2015 Equity Incentive Plan (“2015 Plan”). All Common B shares issued under the 2013 Plan were replaced with stock options and restricted stock.

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

As of December 31, 2017, a total of 348,965 shares of common stock are subject to options outstanding under the 2015 Plan and will become available under the 2016 Equity Incentive Plan (“2016 Plan”) to the extent the options are forfeited or lapse unexercised. Additionally, there are 33,307 shares of unvested restricted stock outstanding as of December 31, 2017.

2016 Equity Incentive Plan

The 2016 Plan became effective in April 2016 and serves as the successor to the 2015 Plan. Under the 2016 Plan, the Company may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and stock bonuses. The 2016 Plan provides for an initial reserve of 1,100,000 shares of common stock, plus 509,869 shares of common stock remaining under the 2015 Plan, and any share awards that subsequently are forfeited or lapse unexercised under the 2015 Plan. The shares reserved exclude shares of common stock reserved for issuance under the 2015 Plan.

As of December 31, 2017, the total number of shares reserved for issuance under the 2016 Plan was 2,311,802, of which 2,012,395 shares were subject to outstanding option awards.

The 2016 Plan provides for an annual increase in the number of shares available for issuance thereunder, to be added on the first day of each fiscal year, beginning on January 1, 2017 and continuing through 2023, up to 4% of the outstanding number of shares of the Company’s common stock on the December 31 immediately prior to the date of increase, provided that an increase is only effective if the Company’s board of directors either confirmed the increase or approved the increase of a lesser number of shares prior to January 1 of each relevant year. As a result of the operation of this provision, on January 1, 2018 and January 1, 2017, an additional 666,807 and 537,233 shares, respectively, became available for issuance under the 2016 Plan.

The Company generally grants stock-based awards with service conditions only (“service-based” awards). Awards granted under the 2016 Plan and 2015 Plan generally vest over four years and expire after ten years, although awards have been granted with vesting terms less than four years.

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“2016 ESPP”) became effective in April 2016. A total of 165,000 shares of common stock were reserved for issuance under the 2016 ESPP. Eligible employees may purchase shares of common stock under the 2016 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation, and may not purchase more than $25,000 of stock during any calendar year or more than 2,000 shares during any one purchase period or a lesser amount determined by the board of directors. The 2016 ESPP will terminate ten years from the first purchase date under the plan, unless terminated earlier by the board of directors. As of December 31, 2017, the Company issued and sold 58,235 shares to employees participating in the 2016 ESPP, with 106,765 shares remaining and available for future issuance.

The following table summarizes employee and nonemployee stock option activity for the year ended December 31, 2017:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2016	1,146,935	$5.64	8.64	$440
Granted	1,971,300	5.22
Exercised	(200,600)	3.50
Forfeited	(556,275)	6.76
Outstanding as of December 31, 2017	2,361,360	$5.21	8.72	$2,482
Options vested and expected to vest as of December 31, 2017	2,351,832	$5.22	8.72	$2,464
Options exercisable as of December 31, 2017	565,920	$6.47	6.80	$318

The aggregate intrinsic value of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of the reporting date.

For the years ended December 31, 2017, 2016, and 2015, the weighted-average grant date fair value of non-replacement award options granted was $5.22, $7.04, and $3.48, respectively. The total intrinsic value of options exercised during the year ended December 31, 2017 and 2015 was $319,000 and $25,000, respectively. There were no option exercises during the year ended December 31, 2016.

There were no stock options issued to or vested for non-employees during the years ended December 31, 2017 and 2016. For the year ended December 31, 2015, the Company issued 25,387 stock options to non-employees with 11,279 options vested in the period.

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

The following table summarizes employee and nonemployee restricted stock activity for the year ended December 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted common stock as of December 31, 2016	75,932	$1.96
Granted	—	—
Vested	(42,206)	1.86
Forfeited	(419)	1.72
Unvested restricted common stock as of December 31, 2017	33,307	$1.84

The fair value of RSAs that vested during the years ended December 31, 2017, 2016, and 2015 was $219,000, $258,000, and $933,000, respectively.

There were no RSAs granted to non-employees during the years ended December 31, 2017 and 2016. The Company issued 61,096 RSAs to non-employees during the year ended December 31, 2015 (and as part of the LLC Conversion) with 32,588 RSAs vesting in the period.

Share/Stock-Based Compensation Expense

Total share/stock-based compensation expense recognized from the Company’s equity incentive plans and the 2016 ESPP for the years ended December 31, 2017, 2016, and 2015 was as follows (in thousands):

	Year Ended December 31,
	2017		2016		2015
	Employees	Non-Employees	Employees	Non-Employees	Employees	Non-Employees
Research and development	$961	$—	$389	$—	$101	$340
General and administrative	1,531	—	832	—	326	—
Total share/stock-based compensation expense	$2,492	$—	$1,221	$—	$427	$340

No related tax benefits were recognized for the years ended December 31, 2017, 2016, and 2015.

The non-employee awards contain both performance and service-based vesting conditions. No expense was recognized for the unvested non-employee awards with only a performance condition for the years ended December 31, 2017, 2016, and 2015. The performance-based vesting conditions represent counterparty performance conditions. Share/stock-based compensation expense is recognized if the performance condition is considered probable of achievement using management’s best estimates. The lowest potential aggregate fair values of the unvested awards were $0 as of and for the years ended December 31, 2017, 2016, and 2015.

As of December 31, 2017, the Company had an aggregate of $5.5 million and $11,000 of unrecognized stock-based compensation expense for options and RSAs outstanding, respectively, which is expected to be recognized over a weighted average period of 2.5 years and 0.6 years, respectively.

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

Expected Volatility

Since the Company was privately held through April 2016, it alone does not have the relevant company-specific historical data to support its expected volatility. As such, the Company has used an average of expected volatilities based on the volatilities of a representative group of publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. Subsequent to the IPO, the Company began to consider the Company’s own historic volatility. However, due to its limited history as a public company, the Company will still use peer company data to assist in this analysis. For purposes of identifying comparable companies, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company intends to consistently apply this process using the same similar entities until a sufficient amount of historical information regarding the volatility of the Company’s own share price becomes available or until circumstances change, such that the identified entities are no longer comparable companies. In the latter case, other suitable, similar entities whose share prices are publicly available would be utilized in the calculation.

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

The fair value of the non-Replacement Award stock options granted under the 2016 Plan and 2015 Plan and the shares available for purchase under the 2016 ESPP were determined using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used in calculating the fair value of the awards:

	Year Ended December 31,
	2017	2016	2015
2016 Plan and 2015 Plan
Expected term	5.88	5.99	6.29
Expected volatility	86%	87%	87%
Risk-free interest	2.00%	1.28%	1.37%
Dividend yield	0%	0%	0%
2016 ESPP
Expected term	0.50	0.45	—
Expected volatility	78%	82%	—
Risk-free interest	1.06%	0.50%	—
Dividend yield	0%	0%	—

10.  Defined Contribution Plan

In September 2016, the Company began to sponsor a 401(k) retirement plan in which substantially all of its full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. During the years ended December 31, 2017 and 2016, the Company provided $135,000 and $51,000, respectively, in contributions to the plan. The Company did not provide any contributions during the year ended December 31, 2015.

11.  Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables sets forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$1,674	$—	$—	$1,674
Reverse repurchase agreements	—	7,250	—	7,250
U.S. treasury securities	1,501	—	—	1,501
U.S. government securities	—	35,981	—	35,981
Total financial assets	$3,175	$43,231	$—	$46,406

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$4,584	$—	$—	$4,584
Reverse repurchase agreements	—	39,250	—	39,250
U.S. government securities	—	15,754	—	15,754
Total financial assets	$4,584	$55,004	$—	$59,588

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

12.  Income Taxes

For the years ended December 31, 2017, 2016, and 2015, the Company recognized no provision or benefit from income taxes. The difference between the Company’s provision for income taxes and the amounts computed by applying the statutory federal income tax rate to income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Tax provision derived by applying the federal statutory rate to income before income taxes	$(9,260)	$(7,377)	$(3,841)
Permanent differences and other	296	333	307
Federal tax credits	(1,294)	(1,921)	(321)
State tax credits	(284)	(404)	—
Change in tax rate	7,869	—	—
Conversion of LLC from partnership to corporation	—	—	(21)
Change in the valuation allowance	2,673	9,369	3,876
Income tax expense /(benefit)	$—	$—	$—

The components of the deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets
Net operating loss carryforward	$12,170	$12,286
Intangible assets	29	38
Accrued expense	333	335
Stock-based compensation	386	283
Federal tax credits	5,572	3,291
State tax credits	824	404
Other	75	76
Total deferred tax assets	19,389	16,713
Deferred tax liabilities
Depreciable assets	$(63)	$(60)
Total deferred tax liabilities	(63)	(60)
Less: Valuation allowance	(19,326)	(16,653)
Deferred tax assets, net	$—	$—

On December 22, 2017, the 2017 Tax Act was signed into law making significant changes to the Internal Revenue Code. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates from a maximum of 35% to a flat 21% rate and reducing the orphan drug credit from 50% to 25% of qualifying expenditures, effective for tax years beginning after December 31, 2017. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate under the 2017 Tax Act, the Company revalued its deferred tax assets and liabilities as of December 31, 2017 resulting in a $7.9 million decrease in net deferred assets, with a corresponding reduction in the valuation allowance. The accounting for the income tax effects of the 2017 Tax Act and related adjustments were completed and included in the financial statements as of and for the year ended December 31, 2017.

The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of the deferred tax asset based on the Company’s lack of earnings history. The valuation allowance increased by $2.7 million, $9.4 million, and $3.9 million during the years ended December 31, 2017, 2016, and 2015, respectively, primarily due to continuing loss from operations offset by the change in the tax rate due to the 2017 Tax Act.

As of December 31, 2017 and 2016, the Company had U.S. net operating loss carryforwards (“NOL”) of $58.0 million and $36.1 million, respectively. As of December 31, 2017 and 2016, the Company had U.S. tax credit carryforwards of $5.6 million and $3.3 million, respectively, and state tax credit carryforwards of $1.0 million and $612,000, respectively. The net operating loss and tax credit carryforwards will begin to expire in 2033, if not utilized. The net operating loss and credit carryforwards are subject to Internal Revenue Service adjustments until the statute closes on the year the net operating loss is utilized.

As part of the PATH Act of 2015, certain eligible companies have the ability to convert a portion of their research tax credits to offset payroll tax liabilities. As of December 31, 2017, the Company has converted $500,000 of its research tax credit to offset payroll tax liabilities, of which $416,000 is included within prepaid expenses and other current assets and $84,000 is included within other non-current assets in the consolidated balance sheet.

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

The Company files income tax returns in the U.S. and state jurisdictions. The Company is subject to examination by taxing authorities in its significant jurisdictions for the 2014 and subsequent years.

13.  Net Loss Per Share Attributable to Common Stockholders

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

Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stock by the weighted-average number of that class of common stock outstanding during the period. For net loss per share attributable to common stockholders for the year ended December 31, 2015, the effect of the LLC Conversion is presented prospectively from January 1, 2015 as none of the losses for the year ended December 31, 2015 were allocated to the members of Aeglea LLC. For periods in which the Company generated a net loss, the Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive. Additionally, the convertible preferred stock dividend is included in the loss attributable to common stockholders.

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Series A convertible preferred shares/stock	—	611,392	2,172,520
Series B convertible preferred stock	—	1,407,097	4,047,734
Unvested restricted common stock	57,629	100,634	153,355
Options to purchase common stock	2,043,420	1,063,778	450,458

14.  Research and License Agreements

Contract Research Agreement

In December 2013, the Company entered into a contract research agreement with a contract manufacturing organization (“CMO”) under which the CMO provides research and development services to the Company in exchange for cash and convertible preferred shares.

For the years ended December 31, 2017 and 2016, no shares were issued to the CMO. For the year ended December 31, 2015, the Company issued 70,028 Series B convertible preferred shares to the CMO with a fair value of $1.1 million. The number of convertible preferred shares contractually issuable to the counterparty was determined by dividing a fixed monetary amount by the issuance-date fair value of the issued shares. These services are expensed as research and development costs in accordance with the fair value of the consideration paid and as the services are rendered.

The Company was obligated to issue a variable number of shares of convertible preferred stock upon the completion of certain milestones related to the research and development of the Company’s products. In June 2015, the contract research agreement was amended to convert the remaining unmet milestone awards from share-based payments to cash. As of December 31, 2017, 2016, and 2015, all related obligations payable in convertible preferred stock under the agreement have been satisfied.

University Research Agreement

In December 2013, the Company entered into a research agreement with the University of Texas at Austin (the “University”). Under the terms of this research agreement, the Company engaged the University to perform certain nonclinical research activities related to the systemic depletion of amino acids for cancer and rare genetic disease therapy.

Under the research agreement, the Company was required to pay the University an annual amount not to exceed $386,000 during the one-year term of the agreement from the effective date. Pursuant to subsequent amendments to the research agreement, the term and maximum expenditure limitation were extended and increased through August 31, 2018 for a combined $2.5 million, including an amendment in October 2017 which increased the maximum expenditure limitation by $375,000 for additional research to be performed by the University. For the years ended December 31, 2017, 2016, and 2015, the Company paid $563,000, $832,000, and $563,000, respectively, to the University under the research agreement.

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

In January 2017, the Company entered into an Amended and Restated Patent License Agreement (the “Restated License”) with the University which consolidated the two license agreements, revised certain obligations, and licensed additional patent applications and invention disclosures to the Company. Pursuant to the terms of the Restated License, the Company may be required to pay the University up to $6.4 million in milestone payments based on the achievement of certain development milestones, including clinical trials and regulatory approvals, the majority of which are due upon the achievement of later development milestones, including a $5.0 million payment due on regulatory approval of a product and a $500,000 payment payable on final regulatory approval of a product for a second indication. In addition, the Company is required to pay the University a low single-digit royalty on worldwide-net sales of products covered under Restated License, together with a revenue share on non-royalty consideration received from sublicensees. The rate of the revenue share ranges from 6.5% to 25% depending on the date the sublicense agreement is signed.

For the years ended December 31, 2017 and 2016, the Company paid $30,000 and $10,000, respectively, in annual license fees. For the year ended December 31, 2015, there were no license fees due or paid.

15.  Related Party Transactions

The spouse of the Company’s former Chief Executive Officer previously provided consulting services to the Company. No payments were made to the spouse in the year ended December 31, 2017. For the years ended December 31, 2016 and 2015, the Company paid $399,000 and $433,000, respectively, to the spouse in consulting fees, which were recorded in Research and Development expenses. As of December 31, 2017 and 2016, the Company had no outstanding liability to the related party. As of July 2017, the spouse is no longer deemed a related party.

One of the founders, a non-employee member of the Company’s Board of Directors, entered into a consulting agreement with the Company in 2014 under which the founder would receive $50,000 per year for a fixed number of hours of consulting and advisory services and receive equity incentive shares, which converted into 43,290 restricted stock awards and 13,852 stock options upon the LLC Conversion, with the vesting contingent on time and performance milestones being achieved. In each of the years ended December 31, 2017, 2016, and 2015, the Company paid $50,000 to the Founder under the consulting agreement. As of December 31, 2017 and 2016, the Company had no outstanding liability to the related party.

16.  Commitments and Contingencies

The Company leases office space in Austin, Texas under an operating lease that commenced in January 2015. The lease was amended in September 2016 to increase office space and extend the term to December 31, 2020. In addition, the amended lease provides for tenant improvement allowances on both the original space and expansion space totaling $200,000.

In February 2017, the Company entered into a sublease agreement for laboratory facilities in Austin, Texas under an operating lease that expired in December 2017. The Company signed a new lease in October 2017, which commences on January 1, 2018 and will expire on December 31, 2019.

As provided in the office and laboratory leases, monthly lease payments are subject to annual increases through the lease term. The Company recognizes rent expense on a straight-line basis over the non-cancellable term of each lease.

The Company is subject to security deposit requirements under the terms of the amended office lease and laboratory lease agreements, totaling $47,000, until the expiration of the lease. The lessor is entitled to retain all or any part of the security deposit for payment in the event of any uncured default by the Company under the terms of the lease.

Future annual minimum lease payments due under non-cancellable operating leases at December 31 of each year are as follows (in thousands):

2018	$355
2019	367
2020	300
2021	—
Thereafter	—
Total minimum lease payments	$1,022

For the years ended December 31, 2017, 2016, and 2015, the Company incurred $350,000, $151,000, and $140,000 in rent expense under non-cancellable operating leases.

In October 2017, the Company amended the sponsored research agreement with the University to further extend the period of performance and increase the limitation of funding to perform additional research. Under the terms of the amendment, the performance period was extended to August 31, 2018 with a remaining $188,000 expected to be paid in 2018 (see Note 14).

17. Subsequent Events

On February 20, 2018, the Board of Directors approved and adopted the 2018 Equity Inducement Plan (“2018 Plan”) which became effective on the same date. The Board of Directors approved an initial reserve of 1,100,000 shares of common stock to be used exclusively for individuals who were not previously employees or directors, or following a bona fide period of non-employment, as an inducement material to the individual entering into employment with the Company. Nonqualified stock options or restricted stock units may be granted under the 2018 Plan at the discretion of Compensation

Committee or the Board of Directors. The Company did not seek stockholder approval of the 2018 Plan pursuant to Nasdaq Rule 5635(c)(4). To date, no grants have been awarded under the 2018 Plan.

18.  Selected Quarterly Financial Data (Unaudited)

Selected quarterly results from operations for the years ended December 31, 2017 and 2016 are as follows (in thousands, except per share amounts):

	2017 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Grant revenues	$982	$1,479	$1,261	$1,483
Loss from operations	(6,331)	(6,720)	(7,998)	(6,627)
Net loss	(6,247)	(6,632)	(7,874)	(6,483)
Basic and diluted net loss per common share	$(0.47)	$(0.47)	$(0.48)	$(0.39)

	2016 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Grant revenues	$859	$1,373	$1,149	$1,247
Loss from operations	(4,567)	(5,495)	(6,301)	(5,543)
Net loss	(4,547)	(5,430)	(6,238)	(5,483)
Basic and diluted net loss per common share	$(7.10)	$(0.46)	$(0.47)	$(0.41)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. For as long as we remain an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements

See Index to Financial Statements at Item 8 herein.

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

		Incorporate by Reference
Exhibit				Date of	Exhibit	Filed
Number	Description of Document	Form	File No.	Filing	No.	Herewith

3.1*	Restated Certificate of Incorporation	S-1/A	333-205001	9/14/2015	3.2

3.4*	Restated Bylaws	S-1/A	333-205001	9/14/2015	3.5

4.1*	Form of Common Stock Certificate.	S-1/A	333-205001	9/14/2015	4.1

4.2*	Amended and Restated Investors’ Rights Agreement, dated March 10, 2015, by and among the Registrant and certain of its stockholders, as amended.	S-1	333-205001	6/16/2015	4.2

10.1*	Form of Indemnification Agreement.	S-1/A	333-205001	9/14/2015	10.1

10.2*‡	2015 Equity Incentive Plan and forms of award agreements.	S-1	333-205001	6/16/2015	10.2

10.3*‡	2016 Equity Incentive Plan and forms of award agreements.	S-1/A	333-205001	3/28/2016	10.3

10.4*‡	2016 Employee Stock Purchase Plan and forms of award agreements.	S-1/A	333-205001	3/28/2016	10.3

10.5*‡	Form of Stock Restriction Agreement.	S-1	333-205001	6/16/2015	10.5

10.6*‡	Executive Employment Agreement, dated July 7, 2015, by and between the Registrant and Dr. David G. Lowe.	S-1/A	333-205001	9/14/2015	10.6

10.7*†	Sponsored Research Agreement No. UTA13-001113, dated December 24, 2013, between The University of Texas at Austin (“UT-Austin”) and Aeglea BioTherapeutics, Inc., Aeglea Development Company, Inc., AERase, Inc., AEMase, Inc., AECase, Inc., AE4ase, Inc., AE5ase, Inc. and AE6ase., Inc., as amended.	10-Q	001-37722	11/7/2017	10.3

		Incorporate by Reference
Exhibit				Date of	Exhibit	Filed
Number	Description of Document	Form	File No.	Filing	No.	Herewith

10.8*†	Master Services Agreement, dated December 24, 2013, between KBI Biopharma, Inc. Aeglea Development Company, Inc. and the Registrant and First Amendment to Master Services Agreement, dated June 30, 2015, between KBI Biopharma, Inc., Aeglea Development Company, Inc. and Registrant.	S-1/A	333-205001	9/14/2015	10.10

10.9*	Office Lease, dated November 24, 2014, between Barton Oaks Office Center, LLC and the Registrant.	S-1	333-205001	6/16/2015	10.11

10.10*	First Amendment to Office Lease and Assignment and Assumption of Lease dated September 20, 2016 to Office Lease dated November 24, 2014, between Barton Oaks Office Center, LLC, Aeglea Development Company, Inc., and Aeglea BioTherapeutics, Inc.	10-Q	001-37722	11/9/2016	10.1

10.11*‡	Consulting Agreement, dated February 18, 2014, by and between the Registrant and George Georgiou.	S-1	333-205001	6/16/2015	10.12

10.12#

Amended and Restated Patent License Agreement No. PM1401501, dated January 31, 2017, between the Registrant and The University of Texas at Austin on behalf of the Board of Regents of the University of Texas system, as amended

						X

10.13*†	Cancer Research Grant Contract, dated June 15, 2015, between AERase, Inc. and the Cancer Prevention Research Institute of Texas.	S-1	333-205001	6/16/2015	10.15

10.14*‡	CEO Severance Agreement, dated July 7, 2015, by and between the Registrant and Dr. David G. Lowe.	S-1/A	333-205001	9/14/2015	10.16

10.15‡	Offer Letter, dated June 16, 2014, issued by the Registrant to Mr. Charles N. York II.	10-K	001-37722	3/23/2017	10.19

10.16‡	Vice President of Finance Severance Agreement dated July 7, 2015 by and between Registrant and Mr. Charles N. York II.	10-K	001-37722	3/23/2017	10.20

10.17‡	Offer Letter, dated June 20, 2017, issued by the Registrant to Dr. James Wooldridge.					X

10.18‡	Terms of Resignation between the Registrant and Dr. David Lowe.	10-Q	001-37722	8/9/2017	10.1

10.19‡	Offer Letter, Dated August 31, 2017 issued by the Registrant to Dr. Anthony Quinn.	10-Q	001-37722	11/7/2017	10.2

10.20‡	Offer Letter, Dated April 21, 2017 issued by the Registrant to Dr. Anthony Quinn.	10-Q	001-37722	5/9/2017	10.1

Incorporate by Reference
Exhibit				Date of	Exhibit	Filed
Number	Description of Document	Form	File No.	Filing	No.	Herewith

21.1*	Subsidiaries of the Registrant.	S-1	333-205001	6/16/2015	21.1

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney. Reference is made to the signature page hereto.					X

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Previously filed.
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

Date: March 13, 2018

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Anthony G. Quinn, M.B Ch.B, Ph.D.
Anthony G. Quinn, M.B Ch.B, Ph.D.
Interim Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony G. Quinn, M.B. Ch.B, Ph.D. and Charles N. York II, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony G. Quinn, M.B Ch.B, Ph.D.	Interim Chief Executive Officer and Director	March 13, 2018
Anthony G. Quinn, M.B. Ch.B, Ph.D.	(Principal Executive Officer)

/s/ Charles N. York II	Chief Financial Officer and Vice President	March 13, 2018
Charles N. York II	(Principal Accounting Officer and Principal Financial Officer)

/s/ Russell J. Cox	Director	March 13, 2018
Russell J. Cox

/s/ George Georgiou, Ph.D.	Director	March 13, 2018
George Georgiou, Ph.D.

/s/ Sandesh Mahatme, LLM	Director	March 13, 2018
Sandesh Mahatme, LLM

/s/ Armen Shanafelt, Ph.D.	Director	March 13, 2018
Armen Shanafelt, Ph.D.

/s/ Suzanne Bruhn, Ph.D	Director	March 13, 2018
Suzanne Bruhn, Ph.D.