Form 10-Q
period 2018-03-31
Aeglea BioTherapeutics, Inc.
filed 2018-05-08
CIK 1636282

T W

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 4, 2018, the registrant had 21,858,874 shares of common stock, $0.0001 par value per share, outstanding.

AEGLEA BIOTHERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

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

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,760	$12,817
Marketable securities	32,715	37,482
Accounts receivable - grant	3,373	3,078
Prepaid expenses and other current assets	1,995	1,614
Total current assets	48,843	54,991
Property and equipment, net	810	854
Other non-current assets	133	232
TOTAL ASSETS	$49,786	$56,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$763	$389
Deferred revenue	—	$20
Accrued and other current liabilities	5,002	5,220
Total current liabilities	5,765	5,629
Other non-current liabilities	101	111
TOTAL LIABILITIES	5,866	5,740
Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2018 and December 31, 2017; no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 16,809,669 shares and 16,670,188 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	124,648	122,950
Accumulated other comprehensive loss	(98)	(102)
Accumulated deficit	(80,632)	(72,513)
TOTAL STOCKHOLDERS’ EQUITY	43,920	50,337
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,786	$56,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Grant	$1,510	$982

Operating expenses:
Research and development	$6,870	$4,949
General and administrative	2,885	2,364
Total operating expenses	9,755	7,313
Loss from operations	(8,245)	(6,331)

Other income (expense):
Interest income	143	95
Other expense	(17)	(11)
Total other income	126	84
Net loss	$(8,119)	$(6,247)

Net loss per share, basic and diluted	$(0.49)	$(0.47)
Weighted-average common shares outstanding, basic and diluted	16,672,125	13,365,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(8,119)	$(6,247)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	4	(33)
Total comprehensive loss	$(8,115)	$(6,280)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,119)	$(6,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70	52
Purchase net premium on marketable securities	—	(55)
Net (accretion of discount) amortization of premium on marketable securities	(14)	49
Stock-based compensation	835	401
Research and development services settled with stock	30	—
Other, net	(11)	(5)
Changes in operating assets and liabilities:
Accounts receivable-grant	(295)	234
Prepaid expenses and other assets	(102)	151
Accounts payable	396	95
Deferred revenue	(20)	(20)
Accrued and other liabilities	(217)	(87)
Net cash used in operating activities	(7,447)	(5,432)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(83)	(271)
Purchases of marketable securities	—	(32,780)
Proceeds from maturities of marketable securities	4,785	7,440
Net cash provided by (used in) investing activities	4,702	(25,611)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from employee stock plan purchases and stock option exercises	688	96
Net cash provided by financing activities	688	96
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,057)	(30,947)

CASH AND CASH EQUIVALENTS
Beginning of period	12,817	47,748
End of period	$10,760	$16,801
Supplemental Disclosure of Non-Cash Investing and Financing Information:
Unpaid amounts related to purchase of property and equipment	$—	$4

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

Stock Offering

In April 2018, the Company issued and sold 5,046,510 shares of common stock in an underwritten public offering (“2018 Stock Offering”) pursuant to a shelf registration statement on Form S-3 at a public offering price of $8.00 per share, including 546,510 shares of common stock issued upon the partial exercise by the underwriters of their option to purchase additional shares. The net proceeds to the Company from this public offering were approximately $37.7 million, after deducting underwriting discounts and commissions of $2.4 million and estimated offering costs of $280,000.

Liquidity

As of March 31, 2018, the Company had working capital of $43.1 million, an accumulated deficit of $80.6 million, and cash, cash equivalents, and marketable securities of $43.5 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s products will require significant additional financing.

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

Based upon the Company’s cash, cash equivalents, and marketable securities, in conjunction with the proceeds received in connection with its 2018 Stock Offering, the Company believes that it has sufficient resources to fund operations through the middle of 2020 with its existing cash, cash equivalents, and marketable securities. The Company will need to secure additional funding in the future, in order to carry out all of its planned research and development activities. If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of March 31, 2018, and its results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. The results of operations for three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future annual or interim period. The December 31, 2017 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2017 as filed with the SEC.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include those related to accruals of research and development related costs, stock-based compensation, and certain company income tax related items. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ significantly from those estimates.

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

Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific-identification method. There were no realized gains or losses on marketable securities for the three months ended March 31, 2018 and 2017. Interest on marketable securities is included in interest income.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the three months ended March 31, 2018 and 2017.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs include, but are not limited to, salaries, benefits, travel, stock-based compensation, consulting costs, contract research service costs, laboratory supplies and facilities, contract manufacturing costs, and costs paid to other third parties that conduct research and development activities on the Company’s behalf. Amounts incurred in connection with license agreements are also included in research and development expense.

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

Income Taxes

The Company and its seven wholly-owned subsidiary corporations use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the tax bases of assets and liabilities. Additionally, any changes in income tax laws are immediately recognized in the year of enactment.

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

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on the Company’s results of operations or financial position as of March 31, 2018 and December 31, 2017.

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

3. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$1,370	$—	$—	$1,370
Reverse repurchase agreements	6,250	—	—	6,250
Total cash equivalents	7,620	—	—	7,620

Marketable securities:
U.S. government securities	32,813	—	(98)	32,715
Total marketable securities	$32,813	$—	$(98)	$32,715

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$1,674	$—	$—	$1,674
Reverse repurchase agreements	7,250	—	—	7,250
Total cash equivalents	8,924	—	—	8,924

Marketable securities:
U.S. treasury securities	1,502	—	(1)	1,501
U.S. government securities	36,082	—	(101)	35,981
Total marketable securities	$37,584	$—	$(102)	$37,482

The reverse repurchase agreements are settled in cash nightly, and as such are classified as cash equivalents.

As of March 31, 2018 and December 31, 2017, all debt securities with an unrealized loss position have been in a loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position as of March 31, 2018 and December 31, 2017 were $32.7 million and $37.5 million, respectively, with no individual securities in a significant unrealized loss position. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions and would not be required to sell the securities before recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of March 31, 2018 and December 31, 2017.

The following tables summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	March 31,	December 31,
	2018	2017
Due in one year or less	$32,715	$34,498
Due in 1 - 2 years	—	2,984
Total marketable securities	$32,715	$37,482

The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued compensation	$1,001	$1,837
Accrued contracted research and development costs	3,379	2,552
Accrued professional and consulting fees	512	672
Accrued other and other current liabilities	110	159
Total accrued and other current liabilities	$5,002	$5,220

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

The Company recognized grant revenue of $1.5 million and $1.0 million in the three months ended March 31, 2018 and 2017, respectively, for qualified expenditures under the grant. As of March 31, 2018 and December 31, 2017, the Company had outstanding grant receivables of $3.4 million and $3.1 million, respectively, for the grant expenditures that were paid but had not been reimbursed and deferred revenue of $0 and $20,000, respectively, for proceeds received but for which the costs had not been incurred or the conditions of the award had not been met.

6. Stock-Based Compensation

On February 20, 2018, the Board of Directors approved and adopted the 2018 Equity Inducement Plan (“2018 Plan”) which became effective on the same date. The Board of Directors approved an initial reserve of 1,100,000 shares of common stock to be used exclusively for individuals who were not previously employees or directors, or following a bona fide period of non-employment, as an inducement material to the individual entering into employment with the Company. Nonqualified stock options or restricted stock units may be granted under the 2018 Plan at the discretion of the Compensation Committee or the Board of Directors. The Company did not seek stockholder approval of the 2018 Plan pursuant to Nasdaq Rule 5635(c)(4). As of March 31, 2018, no grants had been awarded under the 2018 Plan.

The 2016 Equity Incentive Plan (“2016 Plan”) provides for an annual increase in the number of shares available for issuance thereunder, to be added on the first day of each fiscal year, beginning on January 1, 2017 and continuing through 2023, up to 4% of the outstanding number of shares of the Company’s common stock on the December 31 immediately prior to the date of increase, provided that an increase is only effective if the Company’s board of directors either confirmed the increase or approved the increase of a lesser number of shares prior to January 1 of each relevant year. As a result of this provision, on January 1, 2018 and January 1, 2017, an additional 666,807 and 537,233 shares, respectively, became available for issuance under the 2016 Plan.

During the three months ended March 31, 2018 and 2017, the Company issued an aggregate of 829,500 and 772,800 options to purchase common stock, respectively, under its equity incentive plans for an aggregate fair value of $3.9 million and $4.2 million, respectively.

Under the Company’s 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company issued and sold 30,937 shares for aggregate cash proceeds of $78,000 during the three months ended March 31, 2018 and 18,184 shares for aggregate cash proceeds of $78,000 during the three months ended March 31, 2017.

Total stock-based compensation expense related to the Company’s equity incentive plans and 2016 ESPP was as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Research and development	$323	$110
General and administrative	512	291
Total stock-based compensation expense	$835	$401

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the equity incentive plans and the shares purchasable under the 2016 ESPP during the periods presented:

	Three Months Ended
	March 31,
	2018	2017
Equity Incentive Plans
Expected term	6.01	5.99
Expected volatility	85%	86%
Risk-free interest	2.72%	2.13%
Dividend yield	0%	0%

2016 ESPP
Expected term	0.49	0.50
Expected volatility	69%	79%
Risk-free interest	2.00%	0.68%
Dividend yield	0%	0%

7. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables sets forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$1,370	$—	$—	$1,370
Reverse repurchase agreements	—	6,250	—	6,250
U.S. government securities	—	32,715	—	32,715
Total financial assets	$1,370	$38,965	$—	$40,335

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$1,674	$—	$—	$1,674
Reverse repurchase agreements	—	7,250	—	7,250
U.S. treasury securities	1,501	—	—	1,501
U.S. government securities	—	35,981	—	35,981
Total financial assets	$3,175	$43,231	$—	$46,406

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

8. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. For periods in which the Company generated a net loss, the Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive.

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended
	March 31,
	2018	2017
Unvested restricted common stock	32,066	74,013
Options to purchase common stock	2,695,802	1,330,481

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

Under the research agreement, the Company was required to pay the University an annual amount not to exceed $386,000 during the one-year term of the agreement from the effective date. Pursuant to subsequent amendments to the research agreement, the term and maximum expenditure limitation were extended and increased through August 31, 2018 for a combined amount of $2.5 million. For each of the three months ended March 31, 2018 and 2017, the Company paid $188,000 to the University under the research agreement.

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

In January and December 2017, the Company entered into and subsequently amended an Amended and Restated Patent License Agreement (the “Restated License”) with the University which consolidated the two license agreements, revised certain obligations, and licensed additional patent applications and invention disclosures to the Company. Pursuant to the terms of the Restated License, the Company may be required to pay the University up to $6.4 million milestone payments based on the achievement of certain development milestones, including clinical trials and regulatory approvals, the majority of which are due upon the achievement of later development milestones, including a $5.0 million payment due on regulatory approval of a product and a $500,000 payment payable on final regulatory approval of a product for a second indication. In addition, the Company is required to pay the University a low single-digit royalty on worldwide-net sales of products covered under the Restated License, together with a revenue share on non-royalty consideration received from sublicensees. The rate of the revenue share ranges from 6.5% to 25% depending on the date the sublicense agreement is signed.

10. Related Party Transactions

One of the founders, a non-employee member of the Company’s board of directors, entered into a consulting agreement with the Company in 2014 under which the founder would receive $50,000 per year for a fixed number of hours of consulting and advisory services and receive equity incentive shares, which converted into 43,290 restricted stock awards and 13,852 stock options upon the LLC Conversion, with the vesting contingent on time and performance milestones being achieved. For the three months ended March 31, 2018 and 2017, there were no payments made to the Founder under the consulting agreement. As of March 31, 2018 and December 31, 2017, the Company had no outstanding liability to the related party.

11. Subsequent Event

In April 2018, the Company issued and sold 5,046,510 shares of common stock in an underwritten public offering pursuant to a shelf registration statement on Form S-3 at a public offering price of $8.00 per share, including 546,510 shares of common stock issued upon the partial exercise by the underwriters of their option to purchase additional shares. The net proceeds to the Company from this public offering were approximately $37.7 million, after deducting underwriting discounts and commissions of $2.4 million and estimated offering costs of $280,000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 13, 2018. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.”

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

Our lead product candidate, pegzilarginase, is engineered to degrade the amino acid arginine and is being developed to treat two extremes of arginine metabolism, including arginine excess in patients with Arginase 1 Deficiency, a rare genetic disease, as well as some cancers which have been shown to have a metabolic dependence on arginine. Pegzilarginase is currently being evaluated in three ongoing clinical trials, consisting of one Phase 1/2 clinical trial for the treatment of Arginase 1 Deficiency, one Phase 1 clinical trial for the treatment of advanced solid tumors, and one Phase 1/2 combination clinical trial of pegzilarginase with pembrolizumab for the treatment of patients with small cell lung cancer (SCLC). We are also building a pipeline of additional product candidates targeting key amino acids and other metabolites, including homocysteine (and the oxidized form homocystine), a target for another rare genetic disease as well as cysteine, and its oxidized form cystine, and methionine, for cancer indications.

Since inception, we have devoted substantially all of our efforts and resources to identifying and developing product candidates, conducting nonclinical studies, initiating and conducting clinical trials, recruiting personnel and raising capital. To date, we have financed our operations primarily through private placements of our preferred stock, the initial public offering, or IPO, of our common stock, follow-on public offerings of our common stock, and collection of a research grant.

We have incurred net losses in each year since inception. Our net losses were $8.1 million and $6.2 million for the three months ended March 31, 2018 and 2017, respectively, and have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of March 31, 2018, we had an accumulated deficit of $80.6 million. We expect to continue to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase significantly as we continue our clinical and diagnostic development activities for our lead product candidate, pegzilarginase; concurrently develop our pipeline product candidates; expand and protect our intellectual property portfolio; hire additional personnel; and continue to operate as a public company.

Recent Developments

Pegzilarginase in Patients with Arginase 1 Deficiency

In April 2018, we announced initial data that confirmed the utility of standardized assessment tools in quantifying disease manifestations and that we believe demonstrates clinically relevant treatment effects with pegzilarginase in two Arginase 1 Deficiency patients after eight weeks of dosing. Additionally, baseline data in five patients indicated that clinical abnormalities in Arginase 1 Deficiency patients can be detected and quantified using standardized assessment tools. Assessment tools used in the trial include:

•	Six-Minute Walk Test (6MWT) was below age and gender match norms for all five patients
•	Berg Balance Scale demonstrated impaired balance in two patients
•	Gross Motor Function Measure (GMFM) total and Part E subscale (walking, running, and jumping) was abnormal in four of the five patients
•	Purdue Pegboard test demonstrated fine motor ability was also quantifiably impaired in all five patients
•	All five patients had markedly elevated plasma arginine and plasma guanidino compounds (GC)
•

All patients had evidence of growth impairment with height in the lowest 10% for age and gender and protein intakes less than the prescribed restricted amounts, which we believe likely reflects an aversion to protein caused by the disease

•	One patient had abnormal baseline ammonia and hepatic transaminases, which are also potentially important disease related biochemical manifestations
•	Tests of neurocognition were abnormal in all subjects indicating significant cognitive impairment

Data was available for the first two patients that we believe demonstrated clinically relevant treatment effects using standardized assessment tools:

•

6MWT demonstrated that two patients observed improvements on pegzilarginase. Patient 1 experienced a 31.4% improvement, from 102 to 134 meters, and Patient 2 experienced a 23.4% improvement, from 261 to 322 meters. Both observed improvements were well above the Minimal Clinically Important Difference (MCID) of 9% at eight weeks, with continued improvement, described above, measured at twenty weeks.

•

Berg Balance Scale measured a clinically meaningful improvement in balance in Patient 1, who transitioned from a high risk to a medium risk of fall category. Patient 2 had a normal baseline assessment which precluded demonstration of any improvement.

•

The GMFM–Part E subscale demonstrated clinically important improvement after the initial eight repeat doses with further improvement by twenty weeks in Patient 1. Patient 2 was at the upper end of the scale at baseline, and as expected, no significant change was observed.

•

Protein intake relative to the prescribed amount improved during the initial eight weeks of repeat dosing in the first two patients. Despite the increase in protein intake, patients’ plasma arginine values were better controlled with pegzilarginase as compared to baseline values with a protein restricted diet and ammonia scavengers.

We expect to report additional pediatric and adult repeat dose data in patients with Arginase 1 Deficiency in the third quarter of 2018. To date, we have identified more than 100 patients who have Arginase 1 Deficiency worldwide.

Pegzilarginase in Patients with Advanced Solid Tumors

In the first quarter of 2018, we initiated recruitment to cohort expansions of approximately 12 patients each and dosed our first patients with SCLC, uveal melanoma and cutaneous melanoma. The primary endpoint of each cohort expansion is to assess the safety of pegzilarginase in patients with each tumor type. Secondary endpoints include the assessment of pharmacokinetics, pharmacodynamics and clinical response. We will also use the data to inform the viability of companion diagnostic development, which has the potential to enrich patient populations with the greatest likelihood of clinical success.

Pegzilarginase with Pembrolizumab in Patients with Small Cell Lung Cancer

In the first quarter of 2018, we initiated a Phase 1 clinical collaboration with Merck to evaluate the combination of pegzilarginase with Merck’s anti-PD1 therapy, pembrolizumab, for the treatment of patients with SCLC, with the primary objectives of determining the safety and dose of pegzilarginase that can be combined with pembrolizumab to be used in Phase 2. The Phase 2 primary objective is objective response rate (ORR) and secondary objectives include safety, clinical benefit rate, time to response, duration of response, progression free survival (PFS), overall survival, pegzilarginase pharmacokinetics, and to explore the correlation of tumor expression of ASS1 and PD-L1 with clinical activity. We dosed the first patient in the first quarter of 2018, expect to initiate Phase 2 in the third quarter of 2018, and expect to report topline safety and clinical activity for Phase 1 in the fourth quarter of 2018.

Stock Offering

In April 2018, we sold an aggregate of 5,046,510 shares of common stock in an underwritten public offering pursuant to a shelf registration statement on Form S-3, including 546,510 shares of common stock issued upon the partial exercise by the underwriters of their option to purchase additional shares, for gross proceeds of $40.4 million. The net proceeds to the Company from this public offering were approximately $37.7 million after deducting underwriting discounts and commissions and estimated offering expenses.

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

We expect that our general and administrative expenses will increase in the future to support our continued research and development activities, and the potential commercialization of our product candidates. These increases will likely include higher costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we have incurred and expect to continue to incur increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, insurance, and investor relations costs.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ materially from these estimates under different assumptions or conditions.

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We believe that the assumptions and estimates associated with our most critical accounting policies are those relating to accrued research and development costs and stock-based compensation.

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	March 31,		Dollar
	2018	2017	Change	% Change
	(dollars in thousands)
Revenues:
Grant	$1,510	$982	$528	54%
Operating expenses:
Research and development	$6,870	$4,949	$1,921	39%
General and administrative	2,885	2,364	521	22%
Total operating expenses	9,755	7,313	2,442	33%
Loss from operations	(8,245)	(6,331)	(1,914)	30%
Interest income	143	95	48	51%
Other expense	(17)	(11)	(6)	55%
Net loss	$(8,119)	$(6,247)	$(1,872)	30%

Grant Revenues.  Grant revenues increased by $0.5 million, or 54%, to $1.5 million for the three months ended March 31, 2018 from $1.0 million for the three months ended March 31, 2017. The increase was primarily due to additional research and development costs associated with the clinical trials for pegzilarginase in cancer patients, for which we recognized grant revenue pursuant to the Grant Contract.

Research and Development Expenses.  Research and development expenses increased by $1.9 million, or 39%, to $6.8 million for the three months ended March 31, 2018 from $4.9 million for the three months ended March 31, 2017. The change in research and development expenses was primarily due to:

•

Higher personnel-related expenses, which increased by $0.7 million as a result of additional employee headcount to strengthen our management team and expand our internal regulatory, research laboratory, and clinical development capabilities;

•

Higher clinical development expenses, which increased by $1.5 million as a result of advancing our Phase 1/2 clinical trial for pegzilarginase in patients with Arginase 1 Deficiency, initiating three single agent cohort expansions for the Phase 1 trial in patients with advanced solid tumors, and initiating our Phase 1/2 combination trial in patients with small cell lung cancer; offset by

•	Lower manufacturing expenses, which decreased by $0.4 million as a result of a process scale-up for pegzilarginase and additional manufacturing activities for pipeline development in the prior year.

General and Administrative Expenses.    General and administrative expenses increased by $0.5 million, or 22%, to $2.8 million for the three months ended March 31, 2018 from $2.3 million for the three months ended March 31, 2017. The increase in general and administrative expenses was primarily due to additional employee headcount and compensation to strengthen our management team and support expanding research and development activities.

Interest Income.    The increase in interest income to $143,000 for the three months ended March 31, 2018 from $95,000 for the three months ended March 31, 2017 was primarily due to increasing yield rates and purchasing investments with greater maturity terms.

Liquidity and Capital Resources

Sources of liquidity

We are a clinical-stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. Since our inception and through March 31, 2018, we have funded our operations primarily by raising an aggregate of $123.7 million of gross proceeds from the sale and issuance of convertible preferred and common equity securities and collecting $14.1 million in grant proceeds.

In May 2017, we filed a shelf registration statement on Form S-3 with the SEC for the offering, issuance and sale by us of up to $150.0 million of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and debt securities, subscription rights to purchase common stock and units consisting of all or some of these securities.

In April 2018, we sold an aggregate of 5,046,510 shares of common stock in an underwritten public offering pursuant to a shelf registration statement on Form S-3 for gross proceeds of $40.4 million, resulting in net proceeds of approximately $37.7 million after deducting underwriting discounts and commissions and estimated offering expenses.

In June 2015, we entered into the Grant Contract with CPRIT, under which CPRIT agreed to provide up to $19.8 million in grant funding to fund our development of pegzilarginase. Through March 31, 2018, we have collected $14.1 million in grant proceeds with $5.7 million available for future collection under the grant contract. As of March 31, 2018, we have a grant receivable outstanding of $3.4 million.

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

Future funding requirements and operational plan

Our operational plan for the near future is to continue clinical trials for our lead product candidate pegzilarginase in two separate indications: Arginase 1 Deficiency and advanced solid tumors, and to expand development for at least one additional product candidate. As such, we plan to increase our research and development expenditures for the foreseeable future with nonclinical studies, clinical trials, manufacturing, and an integrated biomarker strategy. We expect our principal expenditures during this time period to include expenses for the following:

•	funding the continuing development of pegzilarginase;
•	funding the advancement of additional product candidates; and
•	funding working capital, including general operating expenses.

Due to our significant research and development expenditures, we have generated substantial losses in each period since inception. We have an accumulated deficit of $80.6 million as of March 31, 2018. We anticipate that we will continue to generate losses into the foreseeable future as we develop our product candidates, seek regulatory approval of those candidates and begin to commercialize any approved products. Until such time as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, research grants, collaborations, or other sources. We currently have no debt, credit facility or additional committed capital. To the extent that we raise additional equity, the ownership interest of our stockholders will be diluted.

Based on our available cash, cash equivalents, and marketable securities of $43.5 million as of March 31, 2018, in conjunction with the proceeds received from our stock offering in April 2018, we believe that we have sufficient resources to fund our operations through the middle of 2020. We have based this estimate on assumptions that may prove to be incorrect, however, and we could deplete our capital resources sooner than we expect.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	March 31,
	2018	2017
Net cash and cash equivalents (used in) provided by:
Operating activities	$(7,447)	$(5,432)
Investing activities	4,702	(25,611)
Financing activities	688	96
Net decrease in cash and cash equivalents	$(2,057)	$(30,947)

Cash used in operating activities

Cash used in operating activities for the three months ended March 31, 2018 was $7.4 million and reflected a net loss of $8.1 million. Our net loss was offset in part by non-cash expenses of $0.8 million for stock-based compensation and $0.1 million for depreciation and amortization with $0.2 million net decrease in operating assets and liabilities during the three months ended March 31, 2018.

Cash used in operating activities for the three months ended March 31, 2017 was $5.4 million and reflected a net loss of $6.2 million. Our net loss was offset in part by non-cash expenses of $0.4 million for stock-based compensation and by a $0.4 million change in operating assets and liabilities. The change in operating assets and liabilities was primarily due to the collection and recognition of $1.2 million and $1.0 million, respectively, in grants accounts receivable under the Grant Contract during the three months ended March 31, 2017 and increased manufacturing and clinical activities resulted in decreased prepaid expenses of $0.2 million.

Cash provided by (used in) investing activities

Cash provided by investing activities for the three months ended March 31, 2018 was $4.7 million and consisted of $0.1 million in purchases of property and equipment offset by $4.8 million in maturities of marketable securities.

Cash used in investing activities for the three months ended March 31, 2017 was $25.6 million and primarily consisted of $32.8 million in purchases of marketable securities and $0.3 million in purchases of property and equipment to develop an internal research laboratory, offset by $7.4 million in maturities of marketable securities.

Cash provided by financing activities

Cash provided by financing activities for the three months ended March 31, 2018 was $0.7 million as a result of proceeds received from stock option exercises and the sale of common stock under our 2016 Employee Stock Purchase Plan.

Cash provided by financing activities for the three months ended March 31, 2017 was $0.1 million and was a result of the sale of common stock under our 2016 Employee Stock Purchase Plan and the exercise of stock options.

Contractual Obligations and Other Commitments

We have entered into agreements in the normal course of business with contract research organizations for clinical trials and contract manufacturing organizations, and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon 30 days’ prior written notice to the vendor.

There have been no material changes to the contractual obligations during the three months ended March 31, 2018 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

Through March 31, 2018, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

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

As of March 31, 2018, we held $43.5 million in cash, cash equivalents, and marketable securities, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in reverse repurchase agreements and U.S.  government securities.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company. We began operations as a limited liability company in December 2013 and converted to a Delaware corporation in March 2015. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking nonclinical studies, and preparing for, commencing and conducting clinical trials of our most advanced product candidate, pegzilarginase.

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

In addition, since inception, we have incurred significant operating losses. For the three months ended March 31, 2018, we reported a net loss of $8.1 million and $6.2 million, respectively. For the years ended December 31, 2017 and 2016, we reported a net loss of $27.2 million and $21.7 million, respectively. As of March 31, 2018, we had an accumulated deficit of $80.6 million. We have financed our operations primarily through private placements of our preferred stock, the initial public offering, or IPO, of our common stock, follow-on public offerings of our common stock, and collection of a research grant. We have devoted substantially all of our efforts to research and development. Currently, we are only conducting clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency and advanced solid tumors, including a combination clinical trial of pegzilarginase with pembrolizumab. We have not initiated clinical development of our other product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	continue our research, nonclinical and clinical development of our product candidates;
•	seek to identify additional product candidates;
•	conduct additional nonclinical studies and initiate clinical trials for our product candidates;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials, including pivotal trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional executive, clinical, quality control and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development; and
•	acquire or in-license other product candidates and technologies.

We are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability because of the numerous risks and uncertainties associated with product development. In addition, our expenses could increase significantly beyond expectations if we are required by the FDA, EMA, MHRA, or other relevant regulatory authorities, or the Health Authorities, to modify protocols of our clinical trials or perform studies in addition to those that we currently anticipate. Even if pegzilarginase, or any of our other product candidates, is approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of any product candidate.

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

In order to execute on our strategy of advancing the clinical development of our product candidates, we are currently conducting multiple clinical trials for pegzilarginase, consisting of one Phase 1/2 clinical trial for the treatment of Arginase 1 Deficiency, one Phase 1 clinical trial for the treatment of patients with advanced solid tumors with multiple cohort expansions, and one Phase 1/2 clinical trial to evaluate the combination of pegzilarginase with pembrolizumab for the treatment of patients with small cell lung cancer. We have recently initiated the planned expansion cohorts of our Phase 1 trial of pegzilarginase for the treatment of advanced solid tumors to study small cell lung cancer, uveal melanoma, and cutaneous melanoma, all of which have been shown in published literature and preclinical studies to demonstrate a dependence on arginine. If our product candidate fails to work as we expect, or if we need to conduct additional studies to better understand the relationship between our product candidate and clinical activity, our ability to assess the therapeutic effect, seek regulatory approval or otherwise begin or further clinical development, could be compromised. For instance, we discontinued clinical development of pegzilarginase for the treatment of the hematological malignancies acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS) in December 2017 due to lack of evidence of clinical benefit. Also, while there is an established link between seizures and elevated levels of certain arginine metabolites, we may not be able to determine the relationship between clinical activity and arginine and its metabolites, if any, for the treatment of Arginase 1 Deficiency. Any such events may result in longer development times, larger trials and a greater likelihood of terminating the trial or not obtaining regulatory approval.

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

Based upon our planned use of our cash, cash equivalents, and marketable securities as of March 31, 2018, we estimate such funds will be sufficient for us to fund our ongoing Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency, our ongoing Phase 1 clinical trial for the treatment of patients with advanced solid tumors, including our three single agent cohort expansions in small cell lung cancer, uveal melanoma, and cutaneous melanoma, as well as our ongoing Phase 1/2 combination clinical trial of pegzilarginase with pembrolizumab for the treatment of patients with small cell lung cancer. Our future capital requirements will depend on many factors, including:

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

The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials that will likely differ in design and size from early-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, while we have observed a reduction in blood arginine and arginine metabolite levels due to pegzilarginase in patients with Arginase 1 Deficiency, and a reduction in blood arginine levels due to pegzilarginase in patients with advanced solid tumors, this data may not necessarily be predictive of the final results of all patients intended to be enrolled in these ongoing clinical trials or in future trials, and may also not be predictive of pegzilarginase’s ability to reduce arginine or arginine metabolite levels for these patients over a longer term. In addition, while we have announced interim data from our ongoing clinical trials of pegzilarginase for the treatment of Arginase 1 Deficiency and advanced solid tumors, such reports were based on unaudited data provided by our clinical trial investigators. An audit or subsequent review of this data may change the conclusions drawn from this unaudited data provided by our clinical trial investigators indicating less promising results than we anticipate. In addition, our observations of clinically relevant treatment effects in the first two patients in the Phase 1/2 open-label study of pegzilarginase in patients with Arginase 1 Deficiency after eight and twenty weeks of dosing may not be representative of our observations with subsequently dosed patients out to eight weeks or longer. Moreover, we have not discussed with FDA the design of a pivotal trial of pegzilarginase for the treatment of Arginase 1 Deficiency, including the endpoints for such a study and the magnitude of treatment effect we would need to demonstrate. We may design the pivotal trial before the Phase 1/2 clinical trial is complete and may not have all data available from the fully enrolled trial prior to determining the design with the FDA. Furthermore, our ongoing Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency and our Phase 1 clinical trials for the treatment of advanced solid tumors will primarily evaluate the safety of our product candidates, and we will not be evaluating the efficacy of our product candidates in these early trials in a formal manner. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

We may experience delays in our ongoing and planned clinical trials and we do not know whether planned clinical trials will begin or enroll subjects on time, whether enrolled subjects will complete trials on time or at all, whether they will need to be redesigned or whether they will be able to be completed on schedule, if at all. There can be no assurance that the Health Authorities will allow us to begin clinical trials or that they will not put any of the trials for any of our product candidates that enter or have entered clinical development on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

•	delay or failure in reaching agreement with the Health Authorities on a trial design that we are able to execute;
•	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
•	delays in reaching, or failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with planned trial sites;
•	modifications to our ongoing and planned clinical trial protocols due to regulatory requirements or decisions made by regulatory authorities;
•	reports of safety issues, side effects or dose-limiting toxicities, or any additional or more severe safety issues in addition to those observed to date;
•	inability, delay, or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;
•	delay or failure in recruiting and enrolling suitable subjects to participate in one or more clinical trials;
•

delay or failure in having subjects complete a trial or return for post-treatment follow-up. For instance, in March 2018, a pediatric patient previously dosed in Part 1 of our Phase 1/2 clinical trial of pegzilarginase for the treatment of Arginase 1 Deficiency withdrew from the trial due to personal reasons;

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

We do not know whether any of our planned or current nonclinical studies, or ongoing or planned clinical trials, will need to be restructured or will be completed on schedule, or at all. For example, we have previously delayed enrollment of pediatric patients in our Phase 1/2 trial of pegzilarginase for the treatment of Arginase 1 Deficiency due to a difference in opinion with the FDA on data required to support inclusion of pediatric patients. Although we have since reached an agreement with the FDA, the FDA may require additional information or studies to be conducted, or impose conditions that could further delay or restrict our other planned clinical activities in the future. For example, we are currently administering neuromotor and neurocognitive evaluations in patients in this Phase 1/2 clinical trial, but the FDA may not agree with the overall burden or relevance of including these measures in a Phase 3 trial. In addition, we intend to study surrogate endpoints, such as reduction in blood arginine levels, as the primary endpoints in our Phase 3 clinical trial; however, we may need to show some evidence of stabilization or improvement of clinical signs and symptoms of Arginase 1 Deficiency, such as on neuromotor outcomes and quality-of-life measurements, to support the primary endpoint. We may face difficulties or delays in enrolling any Phase 3 trial in Arginase 1 Deficiency if we restrict enrollment to patients with baseline clinical abnormalities at a level that provides an opportunity to demonstrate neuromotor and/or neurocognitive outcomes. If we are unable to demonstrate consistent trends on such clinical endpoints, FDA may determine that there is inadequate justification to support that the surrogate endpoint is reasonably likely to predict clinical benefit, which would prohibit approval under the accelerated approval pathway. Significant nonclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may materially harm our business and results of operations.

We may not be able to submit INDs, or foreign equivalents outside of the United States, to commence clinical trials for product candidates on the timeframes we expect, and even if we are able to, the Health Authorities may not permit us to proceed with planned clinical trials.

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

Engineered human enzyme products are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the trial period, the manufacturing and quality control standards required to be met by regulators, the number of patients the Health Authorities will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of engineered human enzyme products, or that the data generated in these trials will be acceptable to the FDA or another applicable regulatory authority to support marketing approval.

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

We are currently conducting clinical trials for pegzilarginase for the treatment of patients with Arginase 1 Deficiency and advanced solid tumors, including a combination clinical trial of pegzilarginase with pembrolizumab. Given the nature of the patient population enrolled in these trials, we have observed and expect to continue to observe serious adverse events that could be related or unrelated to pegzilarginase. In a Phase 1 trial of pegzilarginase for the treatment of patients with advanced solid tumors and a previously concluded trial of pegzilarginase for the treatment of the patients with hematological malignancies AML and MDS, we have observed serious adverse events in some patients, including death. In December 2017, we reported topline results of the dose escalation trial for the treatment of patients with advanced solid tumors and the hematological malignancies AML and MDS in which we observed serious adverse events that were considered possibly or probably related to the administration of pegzilarginase including nausea, diarrhea, vomiting, dehydration, dizziness, encephalopathy manifest as acute agitation, failure to thrive, fatigue, hypertension, asthenia, and intracranial hemorrhage. In our Phase 1/2 trial of pegzilarginase for the treatment of patients with Arginase 1 Deficiency, we announced repeat dose data in March 2018 in which we observed three treatment-related serious adverse events in one patient, including facial flushing, facial swelling, and throat tightness. Subjects in our ongoing and planned clinical trials with pegzilarginase may suffer minor, significant, serious, or even life-threatening adverse events, including those that are drug-related. Subjects in our ongoing and planned clinical trials may also suffer side effects not yet observed in any of our prior and ongoing clinical or nonclinical studies, including, but not limited to, toxicities to the nervous system, liver, heart, lung, kidney, blood, pulmonary or immune system. We have not dosed any of our other product candidates in humans.

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

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the Health Authorities. More specifically, many of our product candidates, including pegzilarginase, initially target indications that may be characterized as orphan markets, which can prolong the clinical trial timeline for the regulatory process if sufficient patients cannot be enrolled in a timely manner. Arginase 1 Deficiency is a rare disorder, and there are no published reports of disease prevalence. Newborn screening data for two reliably detected urea cycle disorders allowed disease experts to estimate the incidence of Arginase 1 Deficiency at 1:950,000 births. Assuming a less than normal life span, we believe that at least 600 individuals in global addressable markets have Arginase 1 Deficiency. Presently, only 34 U.S. states and jurisdictions screen for Arginase 1 Deficiency, and screening in Europe is not universal. Due to screening requirements and enrollment restrictions in our amended clinical trial protocol, or any additional restrictions that may be imposed by regulatory agencies, not all pediatric patients may be eligible for inclusion in our Phase 1/2 trial in the United States. To date, we have identified more than 100 patients worldwide.

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

From time to time, our commercialization strategy may include the combination of our product candidates with third-parties’ products or product candidates. For example, we are currently conducting a combination trial with Merck to evaluate the combination of pegzilarginase with Merck’s anti-PD-1 therapy, KEYTRUDA (pembrolizumab), for the treatment of patients with small cell lung cancer. These combination studies involve additional risks due to their reliance on circumstances outside our control, such as those relating to the availability and marketability of the third-party product involved in the study. Although Merck has agreed to provide pembrolizumab in connection with our ongoing combination trial, we may be unable to secure and maintain a sufficient supply of such third-party products when needed on commercially reasonably terms. Any such shortages could cause us to delay or terminate our combination trials.

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

We are a clinical-stage biotechnology company with a limited operating history, and, as of March 31, 2018, had only 43 employees, including four executive officers. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, facilitate regulatory approval of and commercialize product candidates. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. For instance, we have appointed Dr. Anthony Quinn, a member of our board of directors, as interim Chief Executive Officer, and are currently in the process of searching for a permanent Chief Executive Officer. There is no assurance that a qualified individual will be found timely or engaged on acceptable terms. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.

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

Approval of our product candidates may be delayed or refused for many reasons, including the following:

•	the Health Authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the Health Authorities that our product candidates are safe and effective for any of their proposed indications;
•	the results of clinical trials may not meet the level of statistical significance required by the Health Authorities for approval;
•	we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;
•	the Health Authorities may disagree with our interpretation of data from preclinical programs or clinical trials;
•

the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the Health Authorities to support the submission of a BLA, MAA or other comparable submission in other jurisdictions or to obtain regulatory approval in the United States or elsewhere;

•	the facilities of the third-party manufacturers with which we partner may not be adequate to support approval of our product candidates; and
•	the approval policies or regulations of the Health Authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

We are subject to a variety of privacy and data security laws, and our failure to comply with them could harm our business.

We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our clinical trials, and are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. In May 2018, a new privacy regime, the General Data Protection Regulation (GDPR) will take effect in the European Economic Area (EEA). The GDPR increases our obligation with respect to clinical trials conducted in the EEA by expanding the definition of personal data and requiring changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States, and imposes substantial fines for breaches and violations. Compliance with these privacy and data security laws and regulations is a rigorous and time-intensive process and if we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, final condition and results of operations.

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

We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business and we expect that we may need to enter into additional license agreements in the future.  In particular, we partner with the University of Texas at Austin, which is a U.S. academic institution, in order to accelerate our discovery and nonclinical development work under a Sponsored Research Agreement. Under the Sponsored Research

Agreement, we made payments of $188,000 for each of the three months ended March 31, 2018 and 2017, to sponsor research in the laboratory of our director, Dr. George Georgiou, at the University of Texas at Austin on the engineering, optimization and initial animal validation of human enzymes to determine the systemic depletion of amino acids for cancer therapy and to analyze enzyme replacement for the treatment of patients having inborn metabolic defects.

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

In December 2013, our wholly-owned subsidiaries AECase, Inc. and AEMase, Inc. each entered into an exclusive, worldwide license agreement, including the right to grant sublicenses, with the University of Texas at Austin for certain intellectual property owned by the University of Texas at Austin related to our product candidates AEB3103 and AEB2109. In January and December, 2017, we and the University of Texas at Austin entered into and subsequently amended an Amended and Restated Patent License Agreement which consolidated the two license agreements, revised certain obligations, and licensed additional patent applications and invention disclosures to us, or the Restated License. The intellectual property licensed under the Restated License includes an invention that was made with U.S. government support. The U.S. government therefore has certain rights in such inventions under the applicable funding agreements and under applicable law. In addition, we are subject to a requirement that the products covered by the applicable patents that are sold or used in the United States must be manufactured substantially in the United States unless a written waiver is obtained in advance from the U.S government. The Restated License obligates us to make certain payments at the achievement of certain milestones and at regular intervals throughout the life of the license. The University of Texas at Austin may terminate the Restated License under certain circumstances, including for a breach by us that is not cured within 30 or 60 days of notice (depending on the type of breach), or if we or any of our affiliates or sublicensees participate in any proceeding to challenge the licensed patent rights (unless, with respect to sublicensees, we terminate the applicable sublicense).

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

We have a concentrated stockholder base and our executive officers and directors, combined with our stockholders who, to our knowledge, each owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a majority of our capital stock as of March 31, 2018. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Pursuant to Section 404, we have been required to furnish a report by our management on our internal control over financial reporting beginning with the year ended December 31, 2017. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. We may encounter problems or delays in implementing any changes necessary to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls when required, investors could lose confidence in our financial information and the price of our common stock could decline.

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

In addition, on May 1, 2017, we filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $150.0 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities. The shelf registration statement was declared effective by the SEC on May 30, 2017. In June 2017 and April 2018, we sold 3,000,000 and 5,046,510 shares of our common stock in underwritten public offerings pursuant to the shelf registration statement for aggregate gross proceeds of $12.3 million and $40.4 million, respectively. In addition, common stock with an aggregate offering price of up to $20.0 million may be issued and sold pursuant to an “at-the-market” offering of our common stock pursuant to a sales agreement between us and JonesTrading Institutional Services LLC, or JonesTrading. Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver a placement notice to JonesTrading at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or JonesTrading pursuant to the terms of the sales agreement. The number of shares that are sold by JonesTrading after delivering a placement notice will fluctuate based on the market price of our common stock during the sales period and limits we set with JonesTrading. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. Issuances of such shares pursuant to the sales agreement will have a dilutive effect on our existing stockholders. Further, if we sell common stock, preferred stock, convertible securities and other equity securities in other transactions pursuant to our shelf registration statement on Form S-3, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders.

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

Pursuant to Section 404, we have been required to furnish a report by our management on our internal control over financial reporting beginning with the year ending December 31, 2017. As discussed above, if we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm as required by Section 404(b). To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit
Number	Description

10.1*	2018 Equity Inducement Plan

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-223614) filed with the SEC on March 13, 2018.

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

Date: May 8, 2018

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

Date: May 8, 2018

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Charles N. York II
Charles N. York II
Chief Financial Officer and Vice President
(Principal Accounting Officer and Principal Financial Officer and duly Authorized Signatory)