Form 10-Q
period 2018-06-30
Aeglea BioTherapeutics, Inc.
filed 2018-08-09
CIK 1636282

T W

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 3, 2018, the registrant had 21,995,032 shares of common stock, $0.0001 par value per share, outstanding.

AEGLEA BIOTHERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, clinical development activities, efficacy and safety profile of our product candidates, our ability to maintain and recognize the benefits of certain designations received by product candidates, results of pre-clinical studies and clinical trials, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,579	$12,817
Marketable securities	51,614	37,482
Accounts receivable - grant	4,281	3,078
Prepaid expenses and other current assets	2,414	1,614
Total current assets	78,888	54,991
Property and equipment, net	776	854
Other non-current assets	49	232
TOTAL ASSETS	$79,713	$56,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$952	$389
Deferred revenue	—	20
Accrued and other current liabilities	5,223	5,220
Total current liabilities	6,175	5,629
Other non-current liabilities	91	111
TOTAL LIABILITIES	6,266	5,740
Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2018 and December 31, 2017; no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 21,908,192 shares and 16,670,188 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	163,547	122,950
Accumulated other comprehensive loss	(56)	(102)
Accumulated deficit	(90,046)	(72,513)
TOTAL STOCKHOLDERS’ EQUITY	73,447	50,337
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,713	$56,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Grant	$2,378	$1,479	$3,888	$2,462

Operating expenses:
Research and development	$9,122	$5,835	$15,992	$10,784
General and administrative	2,926	2,364	5,811	4,729
Total operating expenses	12,048	8,199	21,803	15,513
Loss from operations	(9,670)	(6,720)	(17,915)	(13,051)

Other income (expense):
Interest income	263	100	406	195
Other expense, net	(7)	(12)	(24)	(23)
Total other income	256	88	382	172
Net loss	$(9,414)	$(6,632)	$(17,533)	$(12,879)

Net loss per share, basic and diluted	$(0.46)	$(0.47)	$(0.94)	$(0.94)
Weighted-average common shares outstanding, basic and diluted	20,598,711	14,114,101	18,646,265	13,742,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(9,414)	$(6,632)	$(17,533)	$(12,879)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	42	8	46	(25)
Total comprehensive loss	$(9,372)	$(6,624)	$(17,487)	$(12,904)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,533)	$(12,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	145	114
Purchase net discount (premium) on marketable securities	401	(40)
Net (accretion of discount) amortization of premium on marketable securities	(107)	80
Stock-based compensation	1,831	1,066
Research and development services settled with stock	41	—
Other, net	(20)	(13)
Changes in operating assets and liabilities:
Accounts receivable-grant	(1,203)	2
Prepaid expenses and other assets	(573)	29
Accounts payable	579	340
Deferred revenue	(20)	—
Accrued and other liabilities	(32)	(73)
Net cash used in operating activities	(16,491)	(11,374)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(118)	(317)
Purchases of marketable securities	(26,250)	(37,780)
Proceeds from maturities of marketable securities	11,870	17,010
Net cash used in investing activities	(14,498)	(21,087)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in public offering, net of offering costs	37,690	11,551
Proceeds from employee stock plan purchases and stock option exercises	1,061	96
Net cash provided by financing activities	38,751	11,647
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,762	(20,814)

CASH AND CASH EQUIVALENTS
Beginning of period	12,817	47,748
End of period	$20,579	$26,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

1. The Company and Basis of Presentation

Aeglea BioTherapeutics, Inc. (“Aeglea” or the “Company”) is a clinical-stage biotechnology company that designs and develops innovative human enzyme therapeutics for patients with rare genetic diseases and cancer. The Company was formed as a Limited Liability Company (LLC) in Delaware on December 16, 2013 under the name Aeglea BioTherapeutics Holdings, LLC and was converted from a Delaware LLC to a Delaware corporation (the “LLC Conversion”) on March 10, 2015. The Company operates in one segment and has its principal offices in Austin, Texas.

Stock Offering

In April 2018, the Company issued and sold 5,046,510 shares of common stock in an underwritten public offering (“2018 Stock Offering”) pursuant to a shelf registration statement on Form S-3 at a public offering price of $8.00 per share, including 546,510 shares of common stock issued upon the partial exercise by the underwriters of their option to purchase additional shares. The net proceeds to the Company from this public offering were $37.7 million, after deducting underwriting discounts and commissions of $2.4 million and offering costs of $300,000. As of June 30, 2018, the Company had $36,000 in offering costs recorded as an outstanding liability on the balance sheet.

Liquidity

As of June 30, 2018, the Company had working capital of $72.7 million, an accumulated deficit of $90.0 million, and cash, cash equivalents, and marketable securities of $72.2 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s products will require significant additional financing.

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

Based upon the Company’s current operating plans, the Company believes that it has sufficient resources to fund operations to the middle of 2020 with its existing cash, cash equivalents, and marketable securities. The Company will need to secure additional funding in the future, in order to carry out all of its planned research and development activities. If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of June 30, 2018, and its results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future annual or interim period. The December 31, 2017 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2017 as filed with the SEC.

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

Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific-identification method. There were no realized gains or losses on marketable securities for the six months ended June 30, 2018 and 2017. Interest on marketable securities is included in interest income.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the six months ended June 30, 2018 and 2017.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), which expanded the scope of Topic 718 to include share-based transactions for acquiring goods and services from nonemployees. The amendment specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

3. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$6,807	$—	$—	$6,807
Reverse repurchase agreements	6,250	—	—	6,250
Commercial paper	5,990	1	—	5,991
Total cash equivalents	19,047	1	—	19,048

Marketable securities:
Commercial paper	25,927	8	(1)	25,934
U.S. government securities	25,743	—	(63)	25,680
Total marketable securities	$51,670	$8	$(64)	$51,614

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$1,674	$—	$—	$1,674
Reverse repurchase agreements	7,250	—	—	7,250
Total cash equivalents	8,924	—	—	8,924

Marketable securities:
U.S. treasury securities	1,502	—	(1)	1,501
U.S. government securities	36,082	—	(101)	35,981
Total marketable securities	$37,584	$—	$(102)	$37,482

The reverse repurchase agreements are settled in cash nightly, and as such are classified as cash equivalents.

As of June 30, 2018 and December 31, 2017, all debt securities with an unrealized loss position have been in a loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position as of June 30, 2018 and December 31, 2017 were $32.8 million and $37.5 million, respectively, with no individual securities in a significant unrealized loss position. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions and would not be required to sell the securities before recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of June 30, 2018 and December 31, 2017.

The following tables summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	June 30,	December 31,
	2018	2017
Due in one year or less	$51,614	$34,498
Due in 1 - 2 years	—	2,984
Total marketable securities	$51,614	$37,482

The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued compensation	$1,370	$1,837
Accrued contracted research and development costs	3,155	2,552
Accrued professional and consulting fees	623	672
Accrued other and other current liabilities	75	159
Total accrued and other current liabilities	$5,223	$5,220

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

The Company recognized grant revenue of $2.4 million and $1.5 million in the three months ended June 30, 2018 and 2017, respectively, and $3.9 million and $2.5 million in the six months ended June 30, 2018 and 2017, respectively, for qualified expenditures under the grant. As of June 30, 2018 and December 31, 2017, the Company had outstanding grant receivables of $4.3 million and $3.1 million, respectively, for the grant expenditures that were paid but had not been reimbursed and deferred revenue of $0 and $20,000, respectively, for proceeds received but for which the costs had not been incurred or the conditions of the award had not been met.

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

As of June 30, 2018, the 2016 Plan had 203,906 shares available for future issuance.

During the three months ended June 30, 2018 and 2017, the Company issued an aggregate of 203,600 and 244,100 options to purchase common stock, respectively, under the 2016 Plan and 2018 Plan for an aggregate fair value of $1.5 million and $713,000, respectively.

During the six months ended June 30, 2018 and 2017, the Company issued an aggregate of 1,033,100 and 1,016,900 options to purchase common stock, respectively, under the 2016 Plan and 2018 Plan for an aggregate fair value of $5.4 million and $4.9 million, respectively.

There were no shares issued and sold under the Company’s 2016 Employee Stock Purchase Plan (“2016 ESPP”) during the three months ended June 30, 2018 and 2017. The Company issued and sold 30,937 shares for aggregate cash proceeds of $78,000 during the six months ended June 30, 2018 and 18,184 shares for aggregate cash proceeds of $78,000 during the six months ended June 30, 2017.

Total stock-based compensation expense related to the Company’s equity incentive plans, 2018 Plan, and 2016 ESPP was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$390	$285	$713	$395
General and administrative	606	381	1,118	671
Total stock-based compensation expense	$996	$666	$1,831	$1,066

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the 2016 Plan and 2018 Plan, and the shares purchasable under the 2016 ESPP during the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
2016 Plan and 2018 Plan
Expected term	5.70	5.96	5.95	5.99
Expected volatility	84%	86%	85%	86%
Risk-free interest	2.79%	1.87%	2.73%	2.07%
Dividend yield	0%	0%	0%	0%

2016 ESPP
Expected term	—	—	0.49	0.50
Expected volatility	—	—	69%	79%
Risk-free interest	—	—	2.00%	0.68%
Dividend yield	—	—	0%	0%

7. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables sets forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$6,807	$—	$—	$6,807
Reverse repurchase agreements	—	6,250	—	6,250
Commercial paper	—	31,925	—	31,925
U.S. government securities	—	25,680	—	25,680
Total financial assets	$6,807	$63,855	$—	$70,662

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$1,674	$—	$—	$1,674
Reverse repurchase agreements	—	7,250	—	7,250
U.S. treasury securities	1,501	—	—	1,501
U.S. government securities	—	35,981	—	35,981
Total financial assets	$3,175	$43,231	$—	$46,406

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

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Unvested restricted common stock	30,408	63,431	31,233	68,693
Options to purchase common stock	3,015,991	1,894,831	2,856,763	1,618,721

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

Under the research agreement, the Company was required to pay the University an annual amount not to exceed $386,000 during the one-year term of the agreement from the effective date. Pursuant to subsequent amendments to the research agreement, the term and maximum expenditure limitation were extended and increased through August 31, 2018 for a combined amount of $2.5 million. For the three months ended June 30, 2018, the Company did not make any payments to the University under the research agreement. During the three months ended June 30, 2017, the Company made payments of $188,000. For the six months ended June 30, 2018 and 2017, the Company paid $188,000 and $375,000, respectively, to the University under the research agreement.

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

10. Related Party Transactions

One of the founders, a non-employee member of the Company’s board of directors, entered into a consulting agreement with the Company in 2014 under which the founder would receive $50,000 per year for a fixed number of hours of consulting and advisory services and receive equity incentive shares, which converted into 43,290 restricted stock awards and 13,852 stock options upon the LLC Conversion, with the vesting contingent on time and performance milestones being achieved. For the six months ended June 30, 2018, there were no payments made to the Founder under the consulting agreement. For the six months ended June 30, 2017, there were $25,000 in payments made to the Founder under the consulting agreement. As of June 30, 2018 and December 31, 2017, the Company had no outstanding liability to the related party.

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

Our lead product candidate, pegzilarginase, is engineered to degrade the amino acid arginine and is being developed to treat two extremes of arginine metabolism, including arginine excess in patients with Arginase 1 Deficiency, a rare genetic disease, as well as some cancers which have been shown to have a metabolic dependence on arginine. Pegzilarginase is currently being evaluated in four ongoing clinical trials, consisting of one Phase 1/2 clinical trial for the treatment of Arginase 1 Deficiency, one open-label extension study for patients with Arginase 1 Deficiency, one Phase 1 clinical trial for the treatment of advanced solid tumors, and one Phase 1/2 combination clinical trial of pegzilarginase with pembrolizumab for the treatment of patients with small cell lung cancer (SCLC). We are also building a pipeline of additional product candidates targeting key amino acids and other metabolites, including homocysteine (and the oxidized form homocystine), a target for another rare genetic disease as well as cysteine, and its oxidized form cystine, and methionine, for cancer indications.

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

We have incurred net losses in each year since inception. Our net losses were $17.5 million and $12.9 million for the six months ended June 30, 2018 and 2017, respectively, and have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of June 30, 2018, we had an accumulated deficit of $90.0 million. We expect to continue to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase significantly as we continue our clinical and diagnostic development activities for our lead product candidate, pegzilarginase; concurrently develop our pipeline product candidates; expand and protect our intellectual property portfolio; hire additional personnel; and continue to operate as a public company.

Recent Developments

In July 2018, we strengthened our leadership team with the appointment of Anthony G. Quinn, M.B. Ch.B, Ph.D. as our President and Chief Executive Officer. Additionally, Bryan Lawlis, Ph.D., was appointed to our Board of Directors.

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

We expect to report enrollment status and repeat dose data in patients with Arginase 1 Deficiency at the Annual Symposium of the Society for the Study of Inborn Errors of Metabolism (SSIEM) in September 2018 and at the American Society of Human Genetics (ASHG) Annual Meeting in October 2018. To date, we have identified more than 100 patients who have Arginase 1 Deficiency in the global addressable market.

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

Pegzilarginase with Pembrolizumab in Patients with Small Cell Lung Cancer

In the first quarter of 2018, we initiated a Phase 1 clinical collaboration with Merck to evaluate the combination of pegzilarginase with Merck’s anti-PD1 therapy, pembrolizumab, for the treatment of patients with SCLC, with the primary objectives of determining the safety and dose of pegzilarginase that can be combined with pembrolizumab to be used in Phase 2. The Phase 2 primary objective is objective response rate (ORR) and secondary objectives include safety, clinical benefit rate, time to response, duration of response, progression free survival (PFS), overall survival, pegzilarginase pharmacokinetics, and to explore the correlation of tumor expression of ASS1 and PD-L1 with clinical activity. We dosed the first patient in the first quarter of 2018, expect to initiate Phase 2 in the fourth quarter of 2018, and expect to report topline safety and clinical activity for Phase 1 in the fourth quarter of 2018.

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

On a quarterly basis, we are required to submit a financial reporting package outlining the nature and extent of reimbursable costs paid and requesting reimbursement under the grant. At the end of each period, qualifying costs paid prior to reimbursement result in the recognition of a grant receivable. To date, we submitted reimbursement for the full $19.8 million grant and will not be recognizing grant revenue under the contract in future periods. We expect to collect the remaining funds of $4.3 million in 2018.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	June 30,		Dollar
	2018	2017	Change	% Change
	(dollars in thousands)
Revenues:
Grant	$2,378	$1,479	$899	61%
Operating expenses:
Research and development	$9,122	$5,835	$3,287	56%
General and administrative	2,926	2,364	562	24%
Total operating expenses	12,048	8,199	3,849	47%
Loss from operations	(9,670)	(6,720)	(2,950)	44%
Interest income	263	100	163	*
Other expense, net	(7)	(12)	5	42%
Net loss	$(9,414)	$(6,632)	$(2,782)	42%

*	Percentage not meaningful

Grant Revenues.  Grant revenues increased by $0.9 million, or 61%, to $2.4 million for the three months ended June 30, 2018 from $1.5 million for the three months ended June 30, 2017. The increase was primarily due to additional research and development costs associated with the clinical trials for pegzilarginase in cancer patients, for which we recognized grant revenue pursuant to the Grant Contract.

Research and Development Expenses.  Research and development expenses increased by $3.3 million, or 56%, to $9.1 million for the three months ended June 30, 2018 from $5.8 million for the three months ended June 30, 2017. The change in research and development expenses was primarily due to:

•

Higher personnel-related expenses, which increased by $0.5 million as a result of additional employee headcount to strengthen our management team and expand our internal regulatory, research laboratory, and clinical development capabilities;

•

Higher clinical development expenses, which increased by $2.4 million as a result of advancing our Phase 1/2 clinical trial for pegzilarginase in patients with Arginase 1 Deficiency, initiating three single agent cohort expansions for the Phase 1 trial in patients with advanced solid tumors, and initiating our Phase 1/2 combination trial in patients with small cell lung cancer; and

•	Higher nonclinical expenses, which increased by $0.4 million as a result of advancing our toxicology studies to support continued clinical development of pegzilarginase.

General and Administrative Expenses.    General and administrative expenses increased by $0.6 million, or 24%, to $2.9 million for the three months ended June 30, 2018 from $2.4 million for the three months ended June 30, 2017. The increase in general and administrative expenses was primarily due to additional employee headcount and compensation as we expanded research and development activities. Non-cash stock compensation expense accounted for $0.2 million of the increase.

Interest Income.    The increase in interest income to $0.3 million for the three months ended June 30, 2018 from $0.1 million for the three months ended June 30, 2017 was primarily due to increasing yield rates, purchasing investments with greater maturity terms, and the investment of additional funds received as a result of our follow-on public offering in April 2018.

Results of Operations

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Six Months Ended
	June 30,		Dollar
	2018	2017	Change	% Change
	(dollars in thousands)
Revenues:
Grant	$3,888	$2,462	$1,426	58%
Operating expenses:
Research and development	$15,992	$10,784	$5,208	48%
General and administrative	5,811	4,729	1,082	23%
Total operating expenses	21,803	15,513	6,290	41%
Loss from operations	(17,915)	(13,051)	(4,864)	37%
Interest income	406	195	211	*
Other expense, net	(24)	(23)	(1)	4%
Net loss	$(17,533)	$(12,879)	$(4,654)	36%

*	Percentage not meaningful

Grant Revenues.  Grant revenues increased by $1.4 million, or 58%, to $3.9 million for the six months ended June 30, 2018 from $2.5 million for the six months ended June 30, 2017. The increase was primarily due to additional research and development costs associated with the clinical trials for pegzilarginase in cancer patients, for which we recognized grant revenue pursuant to the Grant Contract.

Research and Development Expenses.  Research and development expenses increased by $5.2 million, or 48%, to $16.0 million for the six months ended June 30, 2018 from $10.8 million for the six months ended June 30, 2017. The change in research and development expenses was primarily due to:

•

Higher personnel-related expenses, which increased by $1.2 million as a result of additional employee headcount to strengthen our management team and expand our internal regulatory, research laboratory, and clinical development capabilities; and

•

Higher clinical development expenses, which increased by $3.9 million as a result of advancing our Phase 1/2 clinical trial for pegzilarginase in patients with Arginase 1 Deficiency, initiating three single agent cohort expansions for the Phase 1 trial in patients with advanced solid tumors, and initiating our Phase 1/2 combination trial in patients with small cell lung cancer.

General and Administrative Expenses.  General and administrative expenses increased by $1.1 million, or 23%, to $5.8 million for the six months ended June 30, 2018 from $4.7 million for the six months ended June 30, 2017. The increase in general and administrative expenses was primarily due to additional employee headcount and compensation as we expanded research and development activities. Non-cash stock compensation expense accounted for $0.5 million of the increase.

Interest Income.  The increase in interest income to $0.4 million for the six months ended June 30, 2018 from $0.2 million for the six months ended June 30, 2017 was primarily due to increasing yield rates, purchasing investments with greater maturity terms, and the investment of additional funds received as a result of our follow-on public offering in April 2018.

Liquidity and Capital Resources

Sources of liquidity

We are a clinical-stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. Since our inception and through June 30, 2018, we have funded our operations primarily by raising an aggregate of $164.3 million of gross proceeds from the sale and issuance of convertible preferred and common equity securities and collecting $15.5 million in grant proceeds.

In May 2017, we filed a shelf registration statement on Form S-3 with the SEC for the offering, issuance and sale by us of up to $150.0 million of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and debt securities, subscription rights to purchase common stock and units consisting of all or some of these securities.

In April 2018, we sold an aggregate of 5,046,510 shares of common stock in an underwritten public offering pursuant to a shelf registration statement on Form S-3 for gross proceeds of $40.4 million, resulting in net proceeds of $37.7 million after deducting underwriting discounts and commissions and offering expenses.

In June 2015, we entered into the Grant Contract with CPRIT, under which CPRIT agreed to provide up to $19.8 million in grant funding to fund our development of pegzilarginase. Through June 30, 2018, we have collected $15.5 million in grant proceeds, with the remaining $4.3 million submitted for reimbursement. As of June 30, 2018, we have a grant receivable outstanding of $4.3 million.

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

Due to our significant research and development expenditures, we have generated substantial losses in each period since inception. We have an accumulated deficit of $90.0 million as of June 30, 2018. We anticipate that we will continue to generate losses into the foreseeable future as we develop our product candidates, seek regulatory approval of those candidates and begin to commercialize any approved products. Until such time as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, research grants, collaborations, or other sources. We currently have no debt, credit facility or additional committed capital. To the extent that we raise additional equity, the ownership interest of our stockholders will be diluted.

Based on our available cash, cash equivalents, and marketable securities of $72.2 million as of June 30, 2018, we believe that we have sufficient resources to fund our operations to the middle of 2020. We have based this estimate on assumptions that may prove to be incorrect, however, and we could deplete our capital resources sooner than we expect.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Net cash and cash equivalents (used in) provided by:
Operating activities	$(16,491)	$(11,374)
Investing activities	(14,498)	(21,087)
Financing activities	38,751	11,647
Net increase (decrease) in cash and cash equivalents	$7,762	$(20,814)

Cash used in operating activities

Cash used in operating activities for the six months ended June 30, 2018 was $16.5 million and reflected a net loss of $17.5 million and an increase of $1.2 million in grant receivable due to additional research and development costs associated with the clinical trials for pegzilarginase in cancer patients. Our net loss and increase in grant receivable was offset in part by a non-cash expense of $1.8 million for stock-based compensation and $0.3 million in net purchase discount on marketable securities.

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

Cash used in investing activities

Cash used in investing activities for the six months ended June 30, 2018 was $14.5 million and consisted of $0.1 million in purchases of property and equipment and $26.3 million in purchases of marketable securities offset by $11.9 million in maturities of marketable securities.

Cash used in investing activities for the six months ended June 30, 2017 was $21.1 million and consisted of $37.8 million in purchases of marketable securities and $0.3 million in purchases of property and equipment to develop an internal research laboratory, offset by $17.0 million in maturities of marketable securities.

Cash provided by financing activities

Cash provided by financing activities for the six months ended June 30, 2018 was $38.8 million, which primarily consisted of $40.4 million from the follow-on public offering of our common stock in April 2018, offset by $2.4 million in underwriting discounts and commissions and $0.3 million of paid offering costs.

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

There have been no material changes to the contractual obligations during the six months ended June 30, 2018, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

Through June 30, 2018, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), which expanded the scope of Topic 718 to include share-based transactions for acquiring goods and services from nonemployees. The amendment specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

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

As of June 30, 2018, we held $72.2 million in cash, cash equivalents, and marketable securities, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in reverse repurchase agreements, commercial paper, and U.S. government securities.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, since inception, we have incurred significant operating losses. For the three and six months ended June 30, 2018, we reported a net loss of $9.4 million and $17.5 million, respectively. For the years ended December 31, 2017 and 2016, we reported a net loss of $27.2 million and $21.7 million, respectively. As of June 30, 2018, we had an accumulated deficit of $90.0 million. We have financed our operations primarily through private placements of our preferred stock, the initial public offering, or IPO, of our common stock, follow-on public offerings of our common stock, and collection of a research grant. We have devoted substantially all of our efforts to research and development. Currently, we are only conducting clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency and advanced solid tumors, including a combination clinical trial of pegzilarginase with pembrolizumab. We have not initiated clinical development of our other product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

To become and remain profitable, we must develop and eventually commercialize a product candidate or product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing nonclinical testing, initiating and completing clinical trials of one or more of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those product candidates for which we obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. We are currently only conducting clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency and advanced solid tumors, as well as a combination clinical trial of pegzilarginase with pembrolizumab and are only in the nonclinical development stages for our remaining product candidates. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain or expand our research and development efforts, expand our business or continue our operations. A decline in the value of our company would also cause you to lose part or even all of your investment.

We may not be successful in advancing the clinical development of our product candidates, including pegzilarginase.

In order to execute on our strategy of advancing the clinical development of our product candidates, we are currently conducting multiple clinical trials for pegzilarginase, consisting of one Phase 1/2 clinical trial for the treatment of Arginase 1 Deficiency, one Phase 1 clinical trial for the treatment of patients with advanced solid tumors with multiple cohort expansions, and one Phase 1/2 clinical trial to evaluate the combination of pegzilarginase with pembrolizumab for the treatment of patients with small cell lung cancer. We have recently initiated the planned expansion cohorts of our Phase 1 trial of pegzilarginase for the treatment of advanced solid tumors to study small cell lung cancer, uveal melanoma, and cutaneous melanoma, and each of these histologies has been shown in published literature and preclinical studies to demonstrate a dependence on arginine in a substantial proportion of tumors. If our product candidate fails to work as we expect, or if we need to conduct additional studies to better understand the relationship between our product candidate and clinical activity, our ability to assess the therapeutic effect, seek regulatory approval or otherwise begin or further clinical development, could be compromised. For instance, we discontinued clinical development of pegzilarginase for the treatment of the hematological malignancies acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS) in December 2017 due to lack of evidence of clinical benefit. Also, while there is an established link between seizures and elevated levels of certain arginine metabolites, we may not be able to determine the relationship between clinical activity and arginine and its metabolites, if any, for the treatment of Arginase 1 Deficiency. Any such events may result in longer development times, larger trials and a greater likelihood of terminating the trial or not obtaining regulatory approval.

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

In developing a product candidate, we expect that if we use a biomarker-based test in cancer trials to identify and only enroll patients in clinical trials with tumors that express the biomarker, the FDA will require the development and regulatory approval of a companion diagnostic assay as a condition to approval of the product candidate. We do not have experience or capabilities in developing or commercializing these companion diagnostics and plan to rely in large part on third parties to perform these functions. Companion diagnostic assays are subject to regulation by the FDA as medical devices and require separate regulatory approval prior to the use of such diagnostic assays with a therapeutic product candidate. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostic assays for use with our product candidates, or experience delays in development, we may be unable to identify patients with the specific profile targeted by our product candidates for enrollment in our clinical trials. Accordingly, further investment may be required to further develop or obtain the required regulatory approval for the relevant companion diagnostic assay, which would delay or substantially impact our ability to conduct further clinical trials or obtain regulatory approval. In addition, if a companion diagnostic is necessary for any of our product candidates, the delay or failure to obtain regulatory approval of the companion diagnostic would delay or prevent the approval of the therapeutic product candidate. EMA, MHRA or comparable foreign regulatory authorities may also require the development and regulatory approval of a companion diagnostic assay as a condition to approval of the product candidate.

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

Based upon our planned use of our cash, cash equivalents, and marketable securities as of June 30, 2018, we estimate such funds will be sufficient for us to fund our ongoing Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency, our ongoing Phase 1 clinical trial for the treatment of patients with advanced solid tumors, including our three single agent cohort expansions in small cell lung cancer, uveal melanoma, and cutaneous melanoma, as well as our ongoing Phase 1/2 combination clinical trial of pegzilarginase with pembrolizumab for the treatment of patients with small cell lung cancer. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or equity-linked offerings, debt financings, grants from research organizations and license and collaboration agreements. We do not have any committed external source of funds other than our grant agreement with the Cancer Prevention and Research Institute of Texas, or CPRIT, which ended on May 31, 2018. As of June 30, 2018, we had an outstanding grant receivable of $4.3 million with CPRIT for grant expenditures paid but not yet reimbursed. Although we have reasonable assurance that the conditions have been met for collection, there is no guarantee that we will be reimbursed by CPRIT for these expenditures. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may rank senior to our common stock and include liquidation or other preferences, covenants or other terms that adversely affect your rights as a common stockholder. Further, any future sales of our common stock by us or resale of our common stock by our existing stockholders could cause the market price of our common stock to decline. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We have invested a significant portion of our efforts and financial resources in the nonclinical and clinical development and testing of our most advanced product candidate, pegzilarginase, for the treatment of patients with Arginase 1 Deficiency and advanced solid tumors, including a combination clinical trial of pegzilarginase with prembrolizumab in patients with small cell lung cancer. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of pegzilarginase. The success of pegzilarginase and our other product candidates will depend on many factors, including the following:

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

We have initiated clinical trials with our lead product candidate, pegzilarginase. The risk of failure for all of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete nonclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans for the respective target indications. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process.

The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials that will likely differ in design and size from early-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, while we have observed a reduction in blood arginine and arginine metabolite levels due to administration of pegzilarginase in patients with Arginase 1 Deficiency, and a reduction in blood arginine levels due to pegzilarginase in patients with advanced solid tumors, this data may not necessarily be predictive of the final results of all patients intended to be enrolled in these ongoing clinical trials or in future trials, and may also not be predictive of pegzilarginase’s ability to reduce arginine or arginine metabolite levels for these patients over a longer term nor predictive of positive clinical outcomes. In addition, while we have announced interim data from our ongoing clinical trials of pegzilarginase for the treatment of Arginase 1 Deficiency and advanced solid tumors, such reports were based on unaudited data provided by our clinical trial investigators. An audit or subsequent review of this data may change the conclusions drawn from this unaudited data provided by our clinical trial investigators indicating less promising results than we anticipate. In addition, our observations of clinically relevant treatment effects in the first two patients in the Phase 1/2 open-label study of pegzilarginase in patients with Arginase 1 Deficiency after eight and twenty weeks of dosing may not be representative of our observations with subsequently dosed patients out to eight weeks or longer. We have begun discussing with the FDA potential elements of the design of a pivotal trial of pegzilarginase for the treatment of Arginase 1 Deficiency, including potential endpoints for such a study and the magnitude of treatment effect we may need to demonstrate. We may finalize the design of the pivotal trial before final data is available from the fully enrolled Phase 1/2 clinical trial, including interactions with the FDA. Furthermore, our ongoing Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency and our Phase 1 clinical trials for the treatment of advanced solid tumors will primarily evaluate the safety of our product candidates. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

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

We do not know whether any of our planned or current nonclinical studies, or ongoing or planned clinical trials, will need to be restructured or will be completed on schedule, or at all. For example, in June 2017, we delayed enrollment of pediatric patients in our Phase 1/2 trial of pegzilarginase for the treatment of Arginase 1 Deficiency due to a difference in opinion with the FDA on data required to support inclusion of pediatric patients. Although we reached an agreement with the FDA in November 2017 and began dosing pediatric patients, the FDA may require additional information or studies to be conducted, or impose conditions that could further delay or restrict our other planned clinical activities in the future. For example, we are currently administering neuromotor and neurocognitive evaluations in patients in this Phase 1/2 clinical trial, but the FDA may not agree with the overall burden or relevance of including these measures in a Phase 3 trial. In addition, we intend to study biochemical endpoints, such as reduction in blood arginine levels, as the primary endpoints in our Phase 3 clinical trial; however, we may need to show some evidence of stabilization or improvement of clinical signs and symptoms of Arginase 1 Deficiency, such as on neuromotor outcomes and quality-of-life measurements, to support the primary endpoint. We may face difficulties or delays in enrolling any Phase 3 trial in Arginase 1 Deficiency if we restrict enrollment to patients with baseline clinical abnormalities at a level that provides an opportunity to demonstrate neuromotor and/or neurocognitive outcomes. If we are unable to demonstrate consistent trends on such clinical endpoints, FDA may determine that there is inadequate justification to support that the endpoints we have chosen are reasonably likely to predict clinical benefit, which would potentially prohibit approval under various approval pathways. Significant nonclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may materially harm our business and results of operations.

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

We are currently conducting clinical trials for pegzilarginase for the treatment of patients with Arginase 1 Deficiency and advanced solid tumors, as well as a combination clinical trial of pegzilarginase with pembrolizumab. Given the nature of the patient population enrolled in these trials, we have observed and expect to continue to observe serious adverse events that could be related or unrelated to pegzilarginase. In a Phase 1 trial of pegzilarginase for the treatment of patients with advanced solid tumors and a previously concluded trial of pegzilarginase for the treatment of the patients with hematological malignancies AML and MDS, we have observed serious adverse events in some patients, including death. In April 2018, we reported results from our dose escalation trial in patients with advanced solid tumors in which we observed serious adverse events that were considered possibly or probably related to the administration of pegzilarginase including asthenia, failure to thrive, and hypertension. In June 2018, we reported results from our dose escalation trial of patients with the hematological malignancies AML and MDS in which we observed serious adverse events that were considered possibly or probably related to the administration of pegzilarginase including diarrhea, nausea, vomiting, dehydration, dizziness, fatigue, intracranial hemorrhage, and encephalopathy manifested as acute agitation. In March 2018, we announced repeat dose data from our Phase 1/2 trial of pegzilarginase for the treatment of patients with Arginase 1 Deficiency, in which we observed an infusion associated reaction with serious adverse events of facial flushing, facial swelling, and throat tightness in a patient during the second infusion. The event was due to the development of anti-drug antibodies to the PEG component of pegzilarginase. Infusion associated reactions and immunogenicity manifest as anti-drug antibodies could impact the safety and efficacy of pegzilargainse. Subjects in our ongoing and planned clinical trials with pegzilarginase may suffer minor, significant, serious, or even life-threatening adverse events, including those that are drug-related. Subjects in our ongoing and planned clinical trials may also suffer side effects not yet observed in any of our prior and ongoing clinical or nonclinical studies, including, but not limited to, toxicities to the nervous system, liver, heart, lung, kidney, blood, pulmonary or immune system. We have not dosed any of our other product candidates in humans.

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

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the Health Authorities. More specifically, many of our product candidates, including pegzilarginase, initially target indications that may be characterized as orphan markets, which can prolong the clinical trial timeline if sufficient patients cannot be enrolled in a timely manner. Arginase 1 Deficiency is a rare disorder, and there are no published reports of disease prevalence. Newborn screening data for two reliably detected urea cycle disorders allowed disease experts to estimate the incidence of Arginase 1 Deficiency at 1:950,000 births. Assuming a less than normal life span, we believe that at least 600 individuals in global addressable markets have Arginase 1 Deficiency. Presently, only 34 U.S. states and jurisdictions screen for Arginase 1 Deficiency, and screening in Europe is not universal. Due to screening requirements and enrollment restrictions in our amended clinical trial protocol, or any additional restrictions that may be imposed by regulatory agencies, not all pediatric patients may be eligible for inclusion in our Phase 1/2 trial in the United States. To date, we have identified more than 100 patients in the global addressable markets.

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

It is also difficult to predict the way in which pegzilarginase will interact with third-party products used in combination clinical trials. As a result, such combination trials may demonstrate reduced efficacy, increase or exacerbate side effects that have been seen with pegzilarginase alone, or result in new side effects that have not previously been identified with pegzilarginase alone. In addition, data obtained from any combination trials may be subject to a variety of interpretations. For instance, positive data may not guarantee the ability to move forward due to changes in the landscape for the treatment of targeted indications, and failure to achieve our primary endpoints may not necessarily preclude a viable commercial path. Any undesirable side effects, lack of efficacy seen in combination trials, changing regulatory and commercial requirements for approval, differing interpretation of clinical data or other unforeseen circumstances may affect our ability to continue with and obtain regulatory approval for the combination therapy, as well as our ability to continue with and obtain regulatory approval for pegzilarginase monotherapy.

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

Even though we have received orphan drug designation for pegzilarginase for the treatment of Arginase 1 Deficiency in the United States and Europe, we may not be the first to obtain marketing approval for the orphan-designated indication in these jurisdictions due to the uncertainties associated with developing pharmaceutical product candidates. We may also seek to obtain orphan drug designations in other international jurisdictions. However, there is no guarantee that we would be able to do so on a timely basis, or at all. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or a drug with the same principal molecular structural features can be approved for a different indication. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, even if we intend to seek orphan drug designation for other product candidates or indications, we may never receive such designations or obtain orphan drug exclusivity.

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

Our understanding of both the number of people who suffer from conditions such as Arginase 1 Deficiency or who have advanced solid tumors dependent on arginine, as well as the potential subset of those who have the potential to benefit from treatment with our product candidates such as pegzilarginase, are based on estimates. We expect our product candidates targeting rare diseases to target the smaller patient populations that suffer from the respective diseases we seek to treat. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

Further, there are several factors that could contribute to making the actual number of patients who receive our potential product candidates less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets. Additionally, our assumptions regarding the addressable market may be incorrect and the addressable market may change over time, including from the announcement date of a product candidate to the approval by Health Authorities and commercialization.

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

We currently do not have a marketing or sales team for the marketing, sales and distribution of any of our product candidates that are potentially able to obtain regulatory approval. In order to commercialize any product candidates, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we intend to establish an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time consuming and will require significant attention of our executive officers to manage. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our product candidates that we obtain approval to market.

With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. If we are unable to enter into such arrangements when needed on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Established biotechnology companies may invest heavily to accelerate discovery and development of products that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA or non-U.S. regulatory approval or discovering, developing and commercializing product candidates before we do, which would have a material adverse impact on our business. In addition, approved products may be used outside of the approved patient population, particularly in cancer, where approved drugs often receive preferential commercial and regulatory treatment on new indications and alternative lines of therapy. Many of our competitors have greater resources than we do and have established sales and marketing capabilities, whether internally or through third parties. We will not be able to successfully commercialize our product candidates without establishing sales and marketing capabilities internally or through strategic partners.

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

We are a clinical-stage biotechnology company with a limited operating history, and, as of June 30, 2018, had only 50 employees, including four executive officers. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We may not be successful in our efforts to identify additional product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates, which may prove to be wrong and may adversely affect our business.

Although we intend to explore other therapeutic opportunities, in addition to the product candidates that we are currently developing, we may fail to identify viable new product candidates for clinical development for a number of reasons. If we fail to identify additional potential product candidates, our business could be materially harmed.

Research programs to pursue the development of our existing and planned product candidates for additional indications and to identify new product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. Our research programs may initially show promise in identifying potential indications and/or product candidates, yet fail to yield results for clinical development for a number of reasons, including:

•	the research methodology used may not be successful in identifying potential indications and/or product candidates;
•	potential product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective drugs;
•

it may take greater human and financial resources than we will possess to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, thereby limiting our ability to develop, diversify and expand our product portfolio; or

•	alternative research or therapeutic methodologies may be more efficient than the research approaches provided by Aeglea.

Because we have limited financial and human resources, we intend to initially focus on research programs and product candidates for a limited set of indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.

Accordingly, there can be no assurance that we will ever be able to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, which could materially adversely affect our future growth and prospects. We may focus our efforts and resources on potential product candidates or other potential programs that ultimately prove to be unsuccessful.

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

We currently rely and will continue to rely on third parties to provide manufacturing and clinical development capabilities. For example, we currently rely on third party contract manufacturing organizations, to manufacture and supply nonclinical and clinical trial quantities of the biological substance of our lead product candidate, pegzilarginase and pipeline product candidates. We also expect to continue to rely on such third parties to manufacture and supply commercial quantities of pegzilarginase. In addition, we rely on Merck to provide pembrolizumab for the conduct of our combination trials.

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

We do not own or operate facilities for the manufacture of our product candidates, and we do not have any manufacturing personnel. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties, for the manufacture of our product candidates for nonclinical studies and for our existing and future planned clinical trials. We also expect to rely on third parties, for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a source for bulk drug substance. Currently, third party manufacturers are supplying, and are expected to continue to supply, the drug substance requirements for our ongoing and planned clinical trials with pegzilarginase. If such third party manufacturers cannot supply us with sufficient amounts, pursuant to product requirements as agreed, we may be required to identify alternative manufacturers, which would lead us to incur added costs and delays in identifying and qualifying any replacement.

The formulation used in early studies is not a final formulation for commercialization. If we are unable to demonstrate that our commercial scale product is comparable to the product used in clinical trials, we may not receive regulatory approval for that product without additional clinical trials. We have contracted with third party manufacturers for certain studies related to potential commercial scale manufacturing of pegzilarginase, but there is no guarantee that such studies, the transfer of technology to or any potential manufacturing at such facility, will be completed successfully, on time, or at all. We also cannot guarantee that we will be able to make any required modifications within currently anticipated timeframes or that such modifications, if and when made, will obtain regulatory approval or that the new processes or modified processes will be successfully implemented by or transferred to any third-party contract suppliers within currently anticipated timeframes. These may require additional studies, and may delay our clinical trials and/or commercialization.

We expect to rely on third-party manufacturers, or third-party strategic partners for the manufacture of commercial supply of any product candidates for which our strategic partners or we obtain marketing approval. We may be unable to establish any additional agreements with third-party manufacturers, or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers on acceptable terms, such third-party manufacturers may have limited experience manufacturing pharmaceutical drugs for commercialization, and reliance on third-party manufacturers for the commercial supply of our products may expose us to various risks, including:

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of testing our product candidates in clinical trials and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	inability to bring a product candidate to the market;
•	decreased demand for our products;
•	injury to our reputation;
•	withdrawal of clinical trial participants and inability to continue clinical trials;
•	initiation of investigations by regulators;
•	costs to defend the related litigation;
•	diversion of management's time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	exhaustion of any available insurance and our capital resources;
•	the inability to commercialize any product candidate; and
•	decline in our share price.

Our product liability insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

Natural disasters could severely disrupt our operations or the operations of our third party manufacturers’ facilities and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our third party manufacturers’ facilities, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and may not prove adequate in the event of a serious disaster or similar event. Substantially all of our current supply of product candidates are located at a single third party manufacturer’s facilities, and we do not have any existing back-up facilities in place or plans for such back-up facilities. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our clinical trials, and are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. In May 2018, a new privacy regime, the General Data Protection Regulation (GDPR) took effect in the European Economic Area (EEA). The GDPR increases our obligation with respect to clinical trials conducted in the EEA by expanding the definition of personal data and requiring changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States, and imposes substantial fines for breaches and violations. Compliance with these privacy and data security laws and regulations is a rigorous and time-intensive process and if we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, final condition and results of operations.

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

We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business and we expect that we may need to enter into additional license agreements in the future.  In particular, we partner with the University of Texas at Austin, which is a U.S. academic institution, in order to accelerate our discovery and nonclinical development work under a Sponsored Research Agreement. Under the Sponsored Research Agreement, we made payments of $188,000 and $375,000, respectively, for the six months ended June 30, 2018 and 2017, to sponsor research in the laboratory of our director, Dr. George Georgiou, at the University of Texas at Austin on the engineering, optimization and initial animal validation of human enzymes to determine the systemic depletion of amino acids for cancer therapy and to analyze enzyme replacement for the treatment of patients having inborn metabolic defects.

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

We have a concentrated stockholder base and our executive officers and directors, combined with our stockholders who, to our knowledge, each owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a majority of our capital stock as of June 30, 2018. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

On August 7, 2018, our Board of Directors approved an amended and restated form of indemnification agreement, or indemnification agreement, and authorized the Company to enter into the indemnification agreement with each of our current and future directors and executive officers.

The indemnification agreement, among other things, requires us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, penalties, fines and settlement amounts actually incurred by these individuals in any action or proceeding arising out of their service to us or any of our subsidiaries or any other company or enterprise to which these individuals provide services at our request. Subject to certain limitations, the indemnification agreement also requires us to advance expenses incurred by our directors and executive officers for the defense of any action for which indemnification is required or permitted.

The foregoing summary of the indemnification agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the indemnification agreement, which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.

Item 6.	Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit
Number	Description

10.1	Form of Amended and Restated Indemnification Agreement

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 9, 2018

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

Date: August 9, 2018

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Charles N. York II
Charles N. York II
Chief Financial Officer and Vice President
(Principal Accounting Officer and Principal Financial Officer and duly Authorized Signatory)