Form 10-Q
period 2018-09-30
Aeglea BioTherapeutics, Inc.
filed 2018-11-08
CIK 1636282

T W

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2018, the registrant had 23,962,114 shares of common stock, $0.0001 par value per share, outstanding.

AEGLEA BIOTHERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, clinical development activities, efficacy and safety profile of our product candidates, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of pre-clinical studies and clinical trials, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,532	$12,817
Marketable securities	50,203	37,482
Accounts receivable - grant	2,422	3,078
Prepaid expenses and other current assets	3,225	1,614
Total current assets	70,382	54,991
Property and equipment, net	846	854
Other non-current assets	49	232
TOTAL ASSETS	$71,277	$56,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,077	$389
Deferred revenue	—	20
Accrued and other current liabilities	6,438	5,220
Total current liabilities	7,515	5,629
Other non-current liabilities	81	111
TOTAL LIABILITIES	7,596	5,740
Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2018 and December 31, 2017; no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 22,098,218 shares and 16,670,188 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	165,675	122,950
Accumulated other comprehensive loss	(33)	(102)
Accumulated deficit	(101,963)	(72,513)
TOTAL STOCKHOLDERS’ EQUITY	63,681	50,337
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,277	$56,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Grant	$—	$1,261	$3,888	$3,723

Operating expenses:
Research and development	$8,929	$6,239	$24,921	$17,024
General and administrative	3,314	3,020	9,125	7,749
Total operating expenses	12,243	9,259	34,046	24,773
Loss from operations	(12,243)	(7,998)	(30,158)	(21,050)

Other income (expense):
Interest income	339	136	745	332
Other expense, net	(13)	(12)	(37)	(35)
Total other income	326	124	708	297
Net loss	$(11,917)	$(7,874)	$(29,450)	$(20,753)

Net loss per share, basic and diluted	$(0.54)	$(0.48)	$(1.49)	$(1.42)
Weighted-average common shares outstanding, basic and diluted	21,986,989	16,409,871	19,772,077	14,641,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(11,917)	$(7,874)	$(29,450)	$(20,753)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	23	(3)	69	(28)
Total comprehensive loss	$(11,894)	$(7,877)	$(29,381)	$(20,781)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,450)	$(20,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	221	183
Purchase net discount on marketable securities	539	2
Net (accretion of discount) amortization of premium on marketable securities	(311)	82
Stock-based compensation	2,903	1,794
Research and development services settled with stock	107	15
Other, net	(30)	(15)
Changes in operating assets and liabilities:
Accounts receivable-grant	656	(1,237)
Prepaid expenses and other assets	(1,520)	275
Accounts payable	727	447
Deferred revenue	(20)	(21)
Accrued and other liabilities	1,185	486
Net cash used in operating activities	(24,993)	(18,742)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(219)	(428)
Purchases of marketable securities	(35,500)	(62,115)
Proceeds from maturities of marketable securities	22,620	35,170
Net cash used in investing activities	(13,099)	(27,373)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in public offering, net of offering costs	37,654	11,380
Proceeds from employee stock plan purchases and stock option exercises	2,153	149
Net cash provided by financing activities	39,807	11,529
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,715	(34,586)

CASH AND CASH EQUIVALENTS
Beginning of period	12,817	47,748
End of period	$14,532	$13,162

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Unpaid amounts related to purchase of property and equipment	$51	$—

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

In May 2017, the Company entered into a sales agreement with JonesTrading Institutional Services LLC, as sales agent and underwriter, pursuant to which the Company may issue and sell shares of its common stock for an aggregate offering price of up to $20.0 million under an at-the-market (“ATM”) offering program. In October 2018, the Company sold 1,845,820 shares of common stock pursuant to the ATM for net proceeds of $16.4 million.

Liquidity

As of September 30, 2018, the Company had working capital of $62.9 million, an accumulated deficit of $102.0 million, and cash, cash equivalents, and marketable securities of $64.7 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s products will require significant additional financing.

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of September 30, 2018, and its results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future annual or interim period. The December 31, 2017 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2017 as filed with the SEC.

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

Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific-identification method. There were no realized gains or losses on marketable securities for the nine months ended September 30, 2018 and 2017. Interest on marketable securities is included in interest income.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the nine months ended September 30, 2018 and 2017.

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

Revenue Recognition

The Company’s sole source of revenue was grant revenue related to a $19.8 million research grant received from the Cancer Prevention and Research Institute of Texas (“CPRIT”), covering a four-year period from June 1, 2014 through May 31, 2018. Grant revenue was recognized when qualifying costs were incurred and there was reasonable assurance that the conditions of the award had been met for collection. Proceeds received prior to the costs being incurred or the conditions of the award being met were recognized as deferred revenue until the services were performed and the conditions of the award were met (see Note 5).

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

Stock-Based Compensation

The Company recognizes the cost of stock-based awards granted to employees based on the estimated grant-date fair values of the awards. The value of the award is recognized as compensation expense on a straight-line basis over the requisite service period. Forfeitures are recognized when they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise. The Company elected to early adopt ASU 2018-07, Compensation – Stock Compensation (Topic 718) effective January 1, 2018. All nonemployee share-based payment awards granted prior to adoption were remeasured at fair value as of the adoption date. All nonemployee share-based payment awards granted after adoption are measured at grant-date fair value. Compensation expense for employee and nonemployee share-based payment awards with performance conditions is recognized when the performance condition is deemed probable.

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

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), which expanded the scope of Topic 718 to include share-based transactions for acquiring goods and services from nonemployees. The amendment specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company elected to early adopt ASU 2018-07. There was no material impact on the Company’s condensed consolidated financial statements from the adoption of ASU 2018-07 and the guidance will be used on a prospective basis.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective transition method. However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of initially applying Topic 842 at the adoption date, rather than at the beginning of the earliest period presented, and recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The Company expects to elect this transition method at the adoption date of January 1, 2019. The Company continues to evaluate the impact that the adoption of Topic 842 will have on its existing accounting policies and consolidated financial statements, and expects there will be an increase in assets and liabilities on the consolidated balance sheets at adoption date due to the recording of right-of-use assets and corresponding lease liabilities in relation to its operating lease agreements for the office and laboratory spaces in Austin, Texas.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40), to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in the update require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The new standard is effective for fiscal years and interim periods beginning after December 15, 2019 and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2018-15 will have on its consolidated financial statements.

3. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$6,550	$—	$—	$6,550
Reverse repurchase agreements	6,250	—	—	6,250
Total cash equivalents	12,800	—	—	12,800

Marketable securities:
Commercial paper	32,236	2	(8)	32,230
U.S. government securities	18,000	—	(27)	17,973
Total marketable securities	$50,236	$2	$(35)	$50,203

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$1,674	$—	$—	$1,674
Reverse repurchase agreements	7,250	—	—	7,250
Total cash equivalents	8,924	—	—	8,924

Marketable securities:
U.S. treasury securities	1,502	—	(1)	1,501
U.S. government securities	36,082	—	(101)	35,981
Total marketable securities	$37,584	$—	$(102)	$37,482

The reverse repurchase agreements are settled in cash nightly, and as such are classified as cash equivalents.

As of September 30, 2018 and December 31, 2017, all debt securities with an unrealized loss position have been in a loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position as of September 30, 2018 and December 31, 2017 were $31.5 million and $37.5 million, respectively, with no individual securities in a significant unrealized loss position. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions and would not be required to sell the securities before recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of September 30, 2018 and December 31, 2017.

The following tables summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	September 30,	December 31,
	2018	2017
Due in one year or less	$50,203	$34,498
Due in 1 - 2 years	—	2,984
Total marketable securities	$50,203	$37,482

The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued compensation	$1,857	$1,837
Accrued contracted research and development costs	3,868	2,552
Accrued professional and consulting fees	625	672
Accrued other and other current liabilities	88	159
Total accrued and other current liabilities	$6,438	$5,220

5. Grant Revenues

In June 2015, the Company entered into a Cancer Research Grant Contract (“Grant Contract”) with CPRIT, under which CPRIT awarded a grant not to exceed $19.8 million for use in developing cancer treatments by exploiting the metabolism of cancer cells. The Grant Contract covered a four-year period from June 1, 2014 through May 31, 2018.

Upon commercialization of the product, the terms of the Grant Contract require the Company to pay tiered royalties in the low to mid-single digit percentages. Such royalties reduce to less than one percent after a mid-single-digit multiple of the grant funds have been paid to CPRIT as royalties.

The contract ended in May 2018 with the full $19.8 million grant recognized as revenue over the life of the award. The Company did not recognize any grant revenue in the three months ended September 30, 2018. For the three months ended September 30, 2017, the Company recognized $1.3 million for qualified expenditures under the grant. The Company recognized $3.9 million and $3.7 million, respectively, in the nine months ended September 30, 2018 and 2017 for qualified expenditures under the grant. As of September 30, 2018 and December 31, 2017, the Company had outstanding grant receivables of $2.4 million and $3.1 million, respectively, for the grant expenditures that were paid but had not been reimbursed and deferred revenue of $0 and $20,000, respectively, for proceeds received but for which the costs had not been incurred or the conditions of the award had not been met. The remaining $2.4 million receivable as of September 30, 2018 represents qualifying costs incurred during the last quarter of the grant contract.

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

As of September 30, 2018, the 2016 Plan had 84,521 shares available for future issuance.

During the three months ended September 30, 2018 and 2017, the Company issued an aggregate of 255,800 and 735,600 options to purchase common stock, respectively, under the 2016 Plan and 2018 Plan for an aggregate fair value of $1.7 million and $1.7 million, respectively.

During the nine months ended September 30, 2018 and 2017, the Company issued an aggregate of 1,288,900 and 1,753,300 options to purchase common stock, respectively, under the 2016 Plan and 2018 Plan for an aggregate fair value of $7.1 million and $6.6 million, respectively.

Under the Company’s 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company issued and sold 24,977 shares for aggregate cash proceeds of $129,000 during the three months ended September 30, 2018 and 55,914 shares for aggregate cash proceeds of $207,000 during the nine months ended September 30, 2018. There were 20,990 shares issued and sold under the 2016 ESPP for aggregate cash proceeds of $53,000 during the three months ended September 30, 2017 and 39,174 shares for aggregate cash proceeds of $131,000 during the nine months ended September 30, 2017.

Total stock-based compensation expense related to the Company’s equity incentive plans, 2018 Plan, and 2016 ESPP was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$377	$277	$1,090	$672
General and administrative	695	451	1,813	1,122
Total stock-based compensation expense	$1,072	$728	$2,903	$1,794

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the 2016 Plan and 2018 Plan, and the shares purchasable under the 2016 ESPP during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
2016 Plan and 2018 Plan
Expected term (in years)	6.00	5.82	5.96	5.91
Expected volatility	84%	85%	85%	86%
Risk-free interest	2.80%	1.88%	2.75%	1.99%
Dividend yield	0%	0%	0%	0%

2016 ESPP
Expected term (in years)	0.50	0.50	0.49	0.50
Expected volatility	63%	79%	66%	79%
Risk-free interest	2.45%	1.23%	2.20%	0.90%
Dividend yield	0%	0%	0%	0%

7. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables sets forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$6,550	$—	$—	$6,550
Reverse repurchase agreements	—	6,250	—	6,250
Commercial paper	—	32,230	—	32,230
U.S. government securities	—	17,973	—	17,973
Total financial assets	$6,550	$56,453	$—	$63,003

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$1,674	$—	$—	$1,674
Reverse repurchase agreements	—	7,250	—	7,250
U.S. treasury securities	1,501	—	—	1,501
U.S. government securities	—	35,981	—	35,981
Total financial assets	$3,175	$43,231	$—	$46,406

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

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Unvested restricted common stock	29,317	52,882	30,587	63,364
Options to purchase common stock	3,075,526	2,294,012	2,930,485	1,846,593

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

Under the research agreement, the Company was required to pay the University an annual amount not to exceed $386,000 during the one-year term of the agreement from the effective date. Pursuant to subsequent amendments to the research agreement, the term and maximum expenditure limitation were extended and increased through August 31, 2018 for a combined amount of $2.5 million. For the three months ended September 30, 2018 and 2017, the Company did not make any payments to the University under the research agreement. For the nine months ended September 30, 2018 and 2017, the Company paid $188,000 and $375,000, respectively, to the University under the research agreement.

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

10. Related Party Transactions

One of the founders, a non-employee member of the Company’s board of directors, entered into a consulting agreement with the Company in 2014 under which the founder would receive $50,000 per year for a fixed number of hours of consulting and advisory services and receive equity incentive shares, which converted into 43,290 restricted stock awards and 13,852 stock options upon the LLC Conversion, with the vesting contingent on time and performance milestones being achieved. For the three and nine months ended September 30, 2018, there were no payments made to the Founder under the consulting agreement. For the three and nine months ended September 30, 2017, the Company paid $13,000 and $38,000, respectively, in payments made to the Founder under the consulting agreement. As of September 30, 2018 and December 31, 2017, the Company had no outstanding liability to the related party.

11. Subsequent Events

On October 8, 2018, the Company’s stockholders approved an amendment to the 2016 Plan, which provided for an increase in the number of shares of common stock reserved for issuance thereunder by 1,759,602 shares, extended the term of the Plan through August 7, 2028 and provided for an automatic increase in the number of shares reserved for issuance thereunder on January 1 of each year for the remaining term of the plan. The automatic increase will be equal to 4% of the number of issued and outstanding shares of common stock on December 31 of the immediately preceding year, or a lesser amount as approved by the board each year.

In October 2018, the Company sold 1,845,820 shares of common stock pursuant to the ATM offering program for net proceeds of $16.4 million under the sales agreement with JonesTrading Institutional Services LLC.

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

Our drug-hunting capabilities in enzyme engineering, preclinical disease modelling, and drug development in both rare genetic disease and cancer allow us to identify and advance innovative opportunities to address important unmet medical needs for the benefit of patients. Our programs and the decisions we make to progress assets into clinical studies are driven by the following considerations:

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

Our lead product candidate, pegzilarginase, is engineered to degrade the amino acid arginine and is being developed to treat two extremes of arginine metabolism, including arginine excess in patients with Arginase 1 Deficiency, a rare genetic disease, as well as some cancers which have been shown to have a metabolic dependence on arginine. Pegzilarginase is currently being evaluated in four ongoing clinical trials, consisting of one Phase 1/2 clinical trial for the treatment of Arginase 1 Deficiency, one open-label extension study for patients with Arginase 1 Deficiency, one Phase 1 clinical trial for the treatment of advanced solid tumors, and one Phase 1/2 combination clinical trial of pegzilarginase with pembrolizumab for the treatment of patients with small cell lung cancer (SCLC). We are also building a pipeline of additional product candidates targeting key amino acids and other metabolites, including homocysteine (and the oxidized form homocystine) for the treatment of homocystinuria, cysteine (and the oxidized form cystine) for the treatment of cystinuria, and methionine for the treatment of cancer indications.

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

We have incurred net losses in each year since inception. Our net losses were $29.5 million and $20.8 million for the nine months ended September 30, 2018 and 2017, respectively, and have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of September 30, 2018, we had an accumulated deficit of $102.0 million. We expect to continue to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase significantly as we continue our clinical and diagnostic development activities for our lead product candidate, pegzilarginase; concurrently develop our pipeline product candidates; expand and protect our intellectual property portfolio; hire additional personnel; and continue to operate as a public company.

Recent Developments

Rare Genetic Diseases

Pegzilarginase in Patients with Arginase 1 Deficiency

In September and October 2018, we announced new positive interim clinical data at the 2018 Society for the Study of Inborn Errors of Metabolism (SSIEM) Annual Symposium and 2018 American Society of Human Genetics (ASHG) Conference from our ongoing Phase 1/2 trial of pegzilarginase in patients with Arginase 1 Deficiency. We completed and exceeded our enrollment target with 16 patients and observed clinical improvements with repeat dose administration of pegzilarginase after only 8 weeks. Highlights of the presentations included the following:

•

100% of patients (6 out of 6) who completed Part 2 (repeat dose) of the study achieved consistent levels of reduced arginine, which was also accompanied by marked and sustained decreases in guanidino compounds

•	Comprehensive baseline profiling of patients with Arginase 1 Deficiency demonstrated quantifiable abnormalities in mobility and/or adaptive behavior in 94% of patients (15 out of 16)
•	Pegzilarginase was well tolerated; most treatment-related adverse events were mild, and hypersensitivity reactions were manageable with standard measures and all patients continued study treatment
•	67% of patients (4 out of 6) had clinically meaningful improvements in mobility and/or adaptive behavior after only 8 weeks of repeat dosing with pegzilarginase
•	Encouraging investigator and assessor feedback on a range of disease manifestation with improvements in alertness, communication, posture and walking

In addition, we announced in October 2018 that the U.S. Food and Drug Administration (FDA) granted a rare pediatric disease designation to our lead product candidate, pegzilarginase, for the treatment of Arginase 1 Deficiency. This designation by the FDA confirms our eligibility to receive a rare pediatric disease priority review voucher upon approval of a biologics license application for pegzilarginase if completed before October 1, 2022.

We expect to report the design of our pivotal trial for the treatment of patients with Arginase 1 Deficiency in the fourth quarter of 2019 and initiate the pivotal study in the first half of 2019. Additional interim clinical data from our Phase 1/2 clinical trial reporting repeat dose administration of pegzilarginase is expected in the first half of 2019.

AEB4104 in Patients with Homocystinuria

In October 2018, we announced preclinical efficacy data on our AEB4104 homocystinuria therapeutic program at the 2018 American Society of Human Genetics (ASHG) Conference, demonstrating that AEB4104 improved important disease-related abnormalities and survival in a preclinical model of homocystinuria. AEB4104 decreased homocysteine and homocystine levels in the plasma, including the cystathionine beta synthase (CBS) deficient (CBS-/-) model and the high methionine diet-induced model of homocystinuria. Treatment with AEB4104 prevented early mortality, stopped disease progression, and reversed liver pathology.

Homocystinuria is an inherited disorder of methionine metabolism caused by mutations in CBS and other genes leading to elevated levels of plasma and tissue homocysteine and homocystine. High levels of homocysteine and homocystine affect multiple organ systems and cause early mortality. Current disease management, which includes dietary protein (methionine) restriction, vitamins, and betaine supplementation, is insufficient to effectively control the more severe forms of the disease. Given the severity of the disease and limitations of current disease management approaches, AEB4104 is being advanced into IND-enabling studies and we anticipate beginning GLP manufacturing for toxicology studies in the first half of 2019.

AEB5100 in Patients with Cystinuria

In October 2018, we announced preclinical efficacy data on our AEB5100 cystinuria therapeutic program at the 2018 American Society of Nephrology (ASN) Conference, demonstrating that AEB5100 lowered blood levels of cystine and cysteine, decreased the amount of cystine in the urine and reduced kidney stone formation in a preclinical model of cystinuria. Given the compelling preclinical data and the limitations of current disease management approaches,

AEB5100 is being advanced into IND-enabling studies and we anticipate beginning GLP manufacturing for toxicology studies in the first half of 2019.

AEB5100 is a novel recombinant human enzyme that degrades cystine and the parent amino acid cysteine. Aeglea is developing AEB5100 for the treatment of patients with cystinuria, a rare genetic disease characterized by frequent and recurrent kidney stone formation requiring multiple procedural interventions, and by an increased risk of chronic kidney disease. Cystinuria occurs due to genetic mutations in amino acid transporters that lead to increased amounts of cystine in the urine. This results in high cystine concentrations in the urine and formation of kidney stones.

Cancer

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

Pegzilarginase in Patients with Advanced Solid Tumors

In October 2018, we presented interim clinical data at the European Society for Medical Oncology (ESMO) 2018 Congress, demonstrating that pegzilarginase monotherapy resulted in anti-tumor activity in heavily pre-treated patients with advanced melanoma. The investigator-assessed responses in 11 cutaneous melanoma patients and 15 uveal melanoma patients revealed that one patient achieved a confirmed partial response (PR) at week 20 and eight patients had stable disease (SD) at week 8 or later. Six patients remained on treatment at the time of the data cutoff. Anti-tumor activity appeared greater in tumors lacking argininosuccinate synthetase 1 (ASS1) expression, which is consistent with preclinical studies that suggest tumors lacking ASS1 expression are dependent on extracellular arginine for survival.

In addition, pegzilarginase was shown to rapidly and sustainably deplete plasma arginine with a manageable safety profile. The results, combined with preclinical evidence of synergy with immune checkpoint inhibitors, support further clinical evaluation of pegzilarginase in immunotherapy combinations.

Stock Offering

In May 2017, the Company entered into a sales agreement with JonesTrading Institutional Services LLC, as sales agent and underwriter, pursuant to which the Company may issue and sell shares of its common stock for an aggregate offering price of up to $20.0 million under an ATM. In October 2018, the Company sold 1,845,820 shares of common stock pursuant to the ATM for net proceeds of $16.4 million.

Components of Operating Results

Revenue

To date, we recognized revenue solely from a research grant from the Cancer Prevention and Research Institute of Texas, or CPRIT, and have not generated any revenue from the sale of any of our product candidates. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates.

In June 2015, we entered into a grant agreement with CPRIT, or the Grant Contract, for $19.8 million for use in developing cancer treatments by exploiting the metabolism of cancer cells. The Grant Contract covered a four-year period from June 1, 2014 through May 31, 2018. The grant allowed us to receive funds in advance of costs and allowable expenses being incurred. We recorded the revenue as qualifying costs were incurred and there was reasonable assurance that the conditions of the award had been met for collection. Proceeds received prior to the costs being incurred or the conditions of the award being met were recognized as deferred revenue until the services were performed and the conditions of the award were met.

On a quarterly basis, we were required to submit a financial reporting package outlining the nature and extent of reimbursable costs paid and requesting reimbursement under the grant. At the end of each period, qualifying costs paid prior to reimbursement resulted in the recognition of a grant receivable. To date, we submitted reimbursement for the full $19.8 million grant and will not be recognizing grant revenue under the contract in future periods. We expect to collect the remaining receivable of $2.4 million in 2018.

Research and development expenses

Research and development expenses consist primarily of costs incurred for the discovery and development of our product candidates, most notably, our lead product candidate pegzilarginase. Although we opened an internal research laboratory in February 2017, we continue to contract with external providers for nonclinical studies and clinical trials. Our research and development expenses include:

•	costs from acquiring clinical trial materials and services performed for contracted services with contract manufacturing organizations;
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

Our expenditures on current and future nonclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, and expenses of our ongoing research activities as well as any additional clinical trials and other research and development activities;
•	future clinical trial results;
•	uncertainties in clinical trial enrollment rates or drop-out or discontinuation rates of patients;
•	changes in the competitive drug development environment;
•	potential safety monitoring or other studies requested by regulatory agencies;
•	significant and changing government regulation; and
•	the timing and receipt of regulatory approvals, if any.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	September 30,		Dollar
	2018	2017	Change	% Change
	(dollars in thousands)
Revenues:
Grant	$—	$1,261	$(1,261)	100%
Operating expenses:
Research and development	$8,929	$6,239	$2,690	43%
General and administrative	3,314	3,020	294	10%
Total operating expenses	12,243	9,259	2,984	32%
Loss from operations	(12,243)	(7,998)	(4,245)	53%
Interest income	339	136	203	*
Other expense, net	(13)	(12)	(1)	8%
Net loss	$(11,917)	$(7,874)	$(4,043)	51%

*	Percentage not meaningful

Grant Revenues.    The contract ended in May 2018 with the full $19.8 million grant recognized as revenue over the life of the award.

Research and Development Expenses.    Research and development expenses increased by $2.7 million, or 43%, to $8.9 million for the three months ended September 30, 2018 from $6.2 million for the three months ended September 30, 2017. The change in research and development expenses was due to:

•

Higher personnel-related expenses, which increased by $0.3 million as a result of additional employee headcount to strengthen our management team and expand our internal research laboratory and clinical development capabilities;

•

Higher clinical development expenses, which increased by $2.8 million as a result of advancing our Phase 1/2 clinical trial for pegzilarginase in patients with Arginase 1 Deficiency, initiating and conducting three single agent cohort expansions for the Phase 1 trial in patients with advanced solid tumors, and initiating and conducting our Phase 1/2 combination trial in patients with small cell lung cancer;

•	Higher nonclinical expenses, which increased by $0.3 million as a result of advancing our toxicology studies to support continued clinical development of pegzilarginase; offset by
•	Lower manufacturing expenses, which decreased by $0.7 million as a result of the timing of development and clinical manufacturing activities for pegzilarginase in the prior year.

General and Administrative Expenses.    General and administrative expenses increased by $0.3 million, or 10%, to $3.3 million for the three months ended September 30, 2018 from $3.0 million for the three months ended September 30, 2017. The increase in general and administrative expenses was primarily due to additional employee headcount and compensation to support company growth. Non-cash stock compensation expense accounted for $0.2 million of the increase.

Interest Income.    The increase in interest income to $0.3 million for the three months ended September 30, 2018 from $0.1 million for the three months ended September 30, 2017 was primarily due to increasing yield rates, purchasing investments with greater maturity terms, and the investment of additional funds received as a result of our follow-on public offering in April 2018.

Results of Operations

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended
	September 30,		Dollar
	2018	2017	Change	% Change
	(dollars in thousands)
Revenues:
Grant	$3,888	$3,723	$165	4%
Operating expenses:
Research and development	$24,921	$17,024	$7,897	46%
General and administrative	9,125	7,749	1,376	18%
Total operating expenses	34,046	24,773	9,273	37%
Loss from operations	(30,158)	(21,050)	(9,108)	43%
Interest income	745	332	413	*
Other expense, net	(37)	(35)	(2)	6%
Net loss	$(29,450)	$(20,753)	$(8,697)	42%

*	Percentage not meaningful

Grant Revenues.    Grant revenues increased by $0.2 million, or 4%, to $3.9 million for the nine months ended September 30, 2018 from $3.7 million for the nine months ended September 30, 2017. The increase was primarily due to additional research and development costs associated with the clinical trials for pegzilarginase in cancer patients during the last six months of the Grant Contract. The contract ended in May 2018 with the full $19.8 million grant recognized as revenue over the life of the award.

Research and Development Expenses.   Research and development expenses increased by $7.9 million, or 46%, to $24.9 million for the nine months ended September 30, 2018 from $17.0 million for the nine months ended September 30, 2017. The change in research and development expenses was primarily due to:

•

Higher personnel-related expenses, which increased by $1.4 million as a result of additional employee headcount to strengthen our management team and expand our internal regulatory, research laboratory, and clinical development capabilities; and

•

Higher clinical development expenses, which increased by $6.7 million as a result of advancing our Phase 1/2 clinical trial for pegzilarginase in patients with Arginase 1 Deficiency, initiating and conducting three single agent cohort expansions for the Phase 1 trial in patients with advanced solid tumors, and initiating and conducting our Phase 1/2 combination trial in patients with small cell lung cancer.

General and Administrative Expenses.   General and administrative expenses increased by $1.4 million, or 18%, to $9.1 million for the nine months ended September 30, 2018 from $7.7 million for the nine months ended September 30, 2017. The increase in general and administrative expenses was primarily due to additional employee headcount and compensation to support company growth. Non-cash stock compensation expense accounted for $0.7 million of the increase.

Interest Income.   The increase in interest income to $0.7 million for the nine months ended September 30, 2018 from $0.3 million for the nine months ended September 30, 2017 was primarily due to increasing yield rates, purchasing investments with greater maturity terms, and the investment of additional funds received as a result of our follow-on public offering in April 2018.

Liquidity and Capital Resources

Sources of liquidity

We are a clinical-stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. Since our inception and through September 30, 2018, we have funded our operations primarily by raising an aggregate of $165.4 million of gross proceeds from the sale and issuance of convertible preferred and common equity securities and collecting $17.4 million in grant proceeds.

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

In addition, common stock with an aggregate offering price of up to $20.0 million may be issued and sold pursuant to an ATM agreement with JonesTrading Institutional Services LLC. In October 2018, the Company sold 1,845,820 shares of common stock in a single transaction pursuant to the ATM for net proceeds of $16.4 million.

In June 2015, we entered into the Grant Contract with CPRIT, under which CPRIT agreed to provide up to $19.8 million in grant funding to fund our development of pegzilarginase. Through September 30, 2018, we have collected $17.4 million in grant proceeds, with the remaining $2.4 million submitted for reimbursement. As of September 30, 2018, we have a grant receivable outstanding of $2.4 million, which represents qualifying costs incurred during the last quarter of activity pursuant to the grant contract.

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

Due to our significant research and development expenditures, we have generated substantial losses in each period since inception. We have an accumulated deficit of $102.0 million as of September 30, 2018. We anticipate that we will continue to generate losses into the foreseeable future as we develop our product candidates, seek regulatory approval of those candidates and begin to commercialize any approved products. Until such time as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, research grants, collaborations, or other sources. We currently have no debt, credit facility or additional committed capital. To the extent that we raise additional equity, the ownership interest of our stockholders will be diluted.

Based on our available cash, cash equivalents, and marketable securities of $64.7 million as of September 30, 2018, we believe that we have sufficient resources to fund our operations to the middle of 2020. We have based this estimate on assumptions that may prove to be incorrect, however, and we could deplete our capital resources sooner than we expect.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Net cash and cash equivalents (used in) provided by:
Operating activities	$(24,993)	$(18,742)
Investing activities	(13,099)	(27,373)
Financing activities	39,807	11,529
Net increase (decrease) in cash and cash equivalents	$1,715	$(34,586)

Cash used in operating activities

Cash used in operating activities for the nine months ended September 30, 2018 was $25.0 million and reflected a net loss of $29.5 million. Our net loss was offset in part by a non-cash expense of $2.9 million for stock-based compensation and $0.5 million in net purchase discount on marketable securities. The change in operating assets and liabilities of $1.0 million was primarily related to additional research and development costs associated with the clinical trials for pegzilarginase in patients with Arginase 1 Deficiency and cancer.

Cash used in operating activities for the nine months ended September 30, 2017 was $18.7 million and reflected a net loss of $20.8 million. Our net loss was offset in part by non-cash expenses of $1.8 million for stock-based compensation and $0.2 million for depreciation and amortization with no net change in operating assets and liabilities during the nine months ended September 30, 2017.

Cash used in investing activities

Cash used in investing activities for the nine months ended September 30, 2018 was $13.1 million and consisted of $0.2 million in purchases of property and equipment and $35.5 million in purchases of marketable securities offset by $22.6 million in maturities of marketable securities.

Cash used in investing activities for the nine months ended September 30, 2017 was $27.4 million and consisted of $62.1 million in purchases of marketable securities and $0.4 million in purchases of property and equipment to develop an internal research laboratory, offset by $35.2 million in maturities of marketable securities.

Cash provided by financing activities

Cash provided by financing activities for the nine months ended September 30, 2018 was $39.8 million, which consisted of $40.4 million from the follow-on public offering of our common stock in April 2018, offset by $2.4 million in underwriting discounts and commissions and $0.3 million of offering costs, and $2.1 million in proceeds received from stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan.

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

There have been no material changes to the contractual obligations during the nine months ended September 30, 2018, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

Through September 30, 2018, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), which expanded the scope of Topic 718 to include share-based transactions for acquiring goods and services from nonemployees. The amendment specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company elected to early adopt ASU 2018-07. There was no material impact on the Company’s condensed consolidated financial statements from the adoption of ASU 2018-07 and the guidance will be used on a prospective basis.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective transition method. However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of initially applying Topic 842 at the adoption date, rather than at the beginning of the earliest period presented, and recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The Company expects to elect this transition method at the adoption date of January 1, 2019. The Company continues to evaluate the impact that the adoption of Topic 842 will have on its existing accounting policies and consolidated financial statements, and expects there will be an increase in assets and liabilities on the consolidated balance sheets at adoption date due to the recording of right-of-use assets and corresponding lease liabilities in relation to its operating lease agreements for the office and laboratory spaces in Austin, Texas.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40), to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in the update require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The new standard is effective for fiscal years and interim periods beginning after December 15, 2019 and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2018-15 will have on its consolidated financial statements.

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

As of September 30, 2018, we held $64.7 million in cash, cash equivalents, and marketable securities, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in reverse repurchase agreements, commercial paper, and U.S. government securities.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history. We have no approved products and have only begun clinical development of pegzilarginase. Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of any of our product candidates, including pegzilarginase, for any of our target indications and to obtain necessary regulatory approvals. To date, we have recognized revenue solely from a fully utilized government grant and have not generated any product revenue. Even if we receive regulatory approval for any of our product candidates, we do not know when these product candidates will generate revenue for us, if at all.

In addition, since inception, we have incurred significant operating losses. For the three and nine months ended September 30, 2018, we reported a net loss of $11.9 million and $29.5 million, respectively. For the years ended December 31, 2017 and 2016, we reported a net loss of $27.2 million and $21.7 million, respectively. As of September 30, 2018, we had an accumulated deficit of $102.0 million. We have financed our operations primarily through private placements of our preferred stock, the initial public offering, or IPO, of our common stock, follow-on public offerings of our common stock, and collection of a research grant. We have devoted substantially all of our efforts to research and development. Currently, we are only conducting clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency and advanced solid tumors, including a combination clinical trial of pegzilarginase with pembrolizumab. We have not initiated clinical development of our other product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

In order to execute on our strategy of advancing the clinical development of our product candidates, we are currently conducting multiple clinical trials for pegzilarginase, consisting of one Phase 1/2 clinical trial for the treatment of Arginase 1 Deficiency, one Phase 1 clinical trial for the treatment of patients with advanced solid tumors with multiple cohort expansions, and one Phase 1/2 clinical trial to evaluate the combination of pegzilarginase with pembrolizumab for the treatment of patients with small cell lung cancer. We have initiated the planned expansion cohorts of our Phase 1 trial of pegzilarginase for the treatment of advanced solid tumors to study small cell lung cancer, uveal melanoma, and cutaneous melanoma, and each of these histologies has been shown in published literature and preclinical studies to demonstrate a dependence on arginine in a substantial proportion of tumors. If our product candidate fails to work as we expect, or if we need to conduct additional studies to better understand the relationship between our product candidate and clinical activity, our ability to assess the therapeutic effect, seek regulatory approval or otherwise begin or further clinical development, could be compromised. For instance, we discontinued clinical development of pegzilarginase for the treatment of the hematological malignancies acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS) in December 2017 due to lack of evidence of clinical benefit. Also, while there is an established link between seizures and elevated levels of certain arginine metabolites, we may not be able to determine the relationship between clinical activity and arginine and its metabolites, if any, for the treatment of Arginase 1 Deficiency. Any such events may result in longer development times, larger trials and a greater likelihood of terminating the trial or not obtaining regulatory approval.

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

In developing a product candidate, we expect that if we use a biomarker-based test in cancer trials to identify and only enroll patients in clinical trials with tumors that express the biomarker, the FDA will require the development and regulatory approval of a companion diagnostic assay as a condition to approval of the product candidate. We do not have experience or capabilities in developing or commercializing these companion diagnostics and plan to rely in large part on third parties to perform these functions. Companion diagnostic assays are subject to regulation by the FDA as medical devices and require separate regulatory approval prior to the use of such diagnostic assays with a therapeutic product candidate. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostic assays for use with our product candidates, or experience delays in development, we may be unable to identify patients with the specific profile targeted by our product candidates for enrollment in our clinical trials. Accordingly, further investment may be required to further develop or obtain the required regulatory approval for the relevant companion diagnostic assay, which would delay or substantially impact our ability to conduct further clinical trials or obtain regulatory approval. In addition, if a companion diagnostic is necessary for any of our product candidates, the delay or failure to obtain regulatory approval of the companion diagnostic would delay or prevent the approval of the therapeutic product candidate. EMA, MHRA or comparable foreign regulatory authorities may also require the development and regulatory approval of a companion diagnostic assay as a condition to approval of the product candidate. Additionally, clinical trials that utilize a biomarker-based test to select patients are likely to take longer and require additional funding.

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

Based upon our planned use of our cash, cash equivalents, and marketable securities as of September 30, 2018, we estimate such funds will be sufficient for us to fund completion of our ongoing Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency, our ongoing Phase 1 clinical trial for the treatment of patients with advanced solid tumors, including our three single agent cohort expansions in small cell lung cancer, uveal melanoma, and cutaneous melanoma, as well as our ongoing Phase 1/2 combination clinical trial of pegzilarginase with pembrolizumab for the treatment of patients with small cell lung cancer. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or equity-linked offerings, debt financings, grants from research organizations and license and collaboration agreements. We do not have any committed external source of funds other than our grant agreement with the Cancer Prevention and Research Institute of Texas, or CPRIT, which ended on May 31, 2018. As of September 30, 2018, we had an outstanding grant receivable of $2.4 million with CPRIT for grant expenditures paid but not yet reimbursed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may rank senior to our common stock and include liquidation or other preferences, covenants or other terms that adversely affect your rights as a common stockholder. Further, any future sales of our common stock by us or resale of our common stock by our existing stockholders could cause the market price of our common stock to decline. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials that will likely differ in design and size from early-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, while we have observed a reduction in blood arginine and arginine metabolite levels due to administration of pegzilarginase in patients with Arginase 1 Deficiency, and a reduction in blood arginine levels due to pegzilarginase in patients with advanced solid tumors, this data may not necessarily be predictive of the final results of all patients intended to be enrolled in these ongoing clinical trials or in future trials, and may also not be predictive of pegzilarginase’s ability to reduce arginine or arginine metabolite levels for these patients over a longer term nor predictive of positive clinical outcomes. In addition, while we have announced interim data from our ongoing clinical trials of pegzilarginase for the treatment of Arginase 1 Deficiency and advanced solid tumors, such reports were based on unaudited data provided by our clinical trial investigators. An audit or subsequent review of this data may change the conclusions drawn from this unaudited data provided by our clinical trial investigators indicating less promising results than we anticipate. In addition, our observations of clinical improvements, through clinician and assessor feedback or assessment tools in the Phase 1/2 open-label study of pegzilarginase in patients with Arginase 1 Deficiency after eight and twenty weeks of dosing may not be representative of our observations with subsequently dosed patients out to eight weeks or longer. We have begun discussing with the FDA potential elements of the design of a pivotal trial of pegzilarginase for the treatment of Arginase 1 Deficiency, including potential endpoints for such a study and the magnitude of treatment effect we may need to demonstrate. We plan to announce the pivotal trial design in the fourth quarter of 2018 and start the pivotal trial in the first half of 2019, but we may finalize the design before final data is available from the fully enrolled Phase 1/2 clinical trial and interactions with the Health Authorities are complete. Furthermore, our ongoing Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency and our Phase 1 clinical trials for the treatment of advanced solid tumors will primarily evaluate the safety of our product candidates. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

We may experience delays in our ongoing and planned clinical trials and we do not know whether planned clinical trials will begin or enroll subjects on time, whether enrolled subjects will complete trials on time or at all, whether they will need to be redesigned or whether they will be able to be completed on schedule, if at all. There can be no assurance that the Health Authorities will allow us to begin clinical trials or that they will not put any of the trials for any of our product candidates that enter or have entered clinical development on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

•	delay or failure in reaching agreement with the Health Authorities on a trial design that we are able to execute;
•	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
•	delays in reaching, or failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with planned trial sites;
•	modifications to our ongoing and planned clinical trial protocols due to regulatory requirements or decisions made by regulatory authorities;

•	geographic complexities of managing the design and completion of clinical trials across different Health Authorities in the United States, Canada, Europe, etc.;
•	reports of safety issues, side effects or dose-limiting toxicities, or any additional or more severe safety issues in addition to those observed to date;
•	inability, delay, or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;
•	delay or failure in recruiting and enrolling suitable subjects to participate in one or more clinical trials;
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

•

regulators may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks or privacy concerns;

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

We do not know whether any of our planned or current nonclinical studies, or ongoing or planned clinical trials, will need to be restructured or will be completed on schedule, or at all. For example, in June 2017, we delayed enrollment of pediatric patients in our Phase 1/2 trial of pegzilarginase for the treatment of Arginase 1 Deficiency due to a difference in opinion with the FDA on data required to support inclusion of pediatric patients. Although we reached an agreement with the FDA in November 2017 and began dosing pediatric patients, the FDA may require additional information or studies to be conducted, or impose conditions that could further delay or restrict our other planned clinical activities in the future. For example, we are currently administering neuromotor and neurocognitive evaluations in patients in this Phase 1/2 clinical trial, but the FDA may not agree with the overall burden or relevance of including these measures in a Phase 3 trial. In addition, we intend to study biochemical endpoints, such as reduction in blood arginine levels, as the primary endpoints in our Phase 3 clinical trial; however, we may need to show some evidence of stabilization or improvement of clinical signs and symptoms of Arginase 1 Deficiency, such as on neuromotor, neurocognitive, adaptive behavior, and/or quality-of-life measurements, to support the primary endpoint. We may face difficulties or delays in enrolling any Phase 3 trial in Arginase 1 Deficiency if we restrict enrollment to patients with baseline clinical abnormalities at a level that provides an opportunity to demonstrate neuromotor and/or neurocognitive outcomes. If we are unable to demonstrate consistent trends on such clinical endpoints, the FDA may determine that there is inadequate justification to support that the endpoints we have chosen are reasonably likely to predict clinical benefit, which would potentially prohibit approval under various approval pathways. Significant nonclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may materially harm our business and results of operations.

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

We are currently conducting clinical trials for pegzilarginase for the treatment of patients with Arginase 1 Deficiency and advanced solid tumors, as well as a combination clinical trial of pegzilarginase with pembrolizumab in patients with previously-treated small cell lung cancer. Given the nature of the patient populations enrolled in these trials, we have observed and expect to continue to observe serious adverse events that could be related or unrelated to pegzilarginase. In a Phase 1 trial of pegzilarginase for the treatment of patients with advanced solid tumors and a previously concluded trial of pegzilarginase for the treatment of the patients with hematological malignancies AML and MDS, we have observed serious adverse events in some patients, including death. In 2018, we reported results from these trials in which we observed serious adverse events that were considered possibly or probably related to the administration of pegzilarginase including asthenia, fatigue, failure to thrive, hypertension, diarrhea, nausea, vomiting, dehydration, dizziness, intracranial hemorrhage, and encephalopathy manifested as acute agitation. In October 2018, we announced updated interim clinical data from our ongoing Phase 1/2 trial of pegzilarginase for the treatment of patients with Arginase 1 Deficiency, in which we observed 4 hypersensitivity events of at least moderate severity that were considered related to the administration of pegzilarginase in 3 patients. Three of these hypersensitivity events were considered by investigators as serious adverse events. These hypersensitivity events were due to the development of anti-drug antibodies to pegzilarginase. Hypersensitivity reactions and immunogenicity manifest as anti-drug antibodies could impact the safety and efficacy of pegzilarginase. Subjects in our ongoing and planned clinical trials with pegzilarginase may suffer minor, significant, serious, or even life-threatening adverse events, including those that are drug-related. Subjects in our ongoing and planned clinical trials may also suffer side effects not yet observed in any of our prior and ongoing clinical or nonclinical studies, including, but not limited to, toxicities to the nervous system, liver, heart, lung, kidney, blood, pulmonary or immune system. We have not dosed any of our other product candidates in humans.

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

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the Health Authorities. More specifically, many of our product candidates, including pegzilarginase, initially target indications that may be characterized as orphan markets, which can prolong the clinical trial timeline if sufficient patients cannot be enrolled in a timely manner. Arginase 1 Deficiency is a rare disorder, and there are no published reports of disease prevalence. Newborn screening data for two reliably detected urea cycle disorders allowed disease experts to estimate the incidence of Arginase 1 Deficiency at 1:950,000 births. Assuming a less than normal life span, we believe that at least 600 individuals in global addressable markets have Arginase 1 Deficiency. Presently, only 34 U.S. states and jurisdictions screen for Arginase 1 Deficiency, and screening in Europe is not universal. Due to screening requirements and enrollment restrictions in our amended clinical trial protocol, or any additional restrictions that may be imposed by regulatory agencies, not all pediatric patients may be eligible for inclusion in our Phase 1/2 trial in the United States. To date, we have identified more than 140 patients in the global addressable markets.

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

A Rare Pediatric Disease designation by the FDA does not guarantee that the NDA or BLA for the product will qualify for a priority review voucher upon approval, and it does not lead to a faster development or regulatory review process, or increase the likelihood that any of our product candidates will receive marketing approval.

Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying BLA or NDA for the treatment of a rare pediatric disease, the sponsor of such an application would be awarded a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent BLA or NDA. In September 2018, the FDA notified us that we obtained Rare Pediatric Disease designation for pegzilarginase for the treatment of patients with Arginase 1 Deficiency. If a product candidate is designated before October 1, 2020, as is the case with pegzilarginase, the sponsor of a qualifying NDA or BLA for such a product is eligible to receive a voucher if the NDA or BLA is approved before October 1, 2022. However, there is no guarantee that any of our product candidates will be approved by that date, or at all, and, therefore, we may not be in a position to obtain a priority review voucher prior to expiration of the program, unless Congress further reauthorizes the program. Additionally, designation of a drug for a rare pediatric disease does not guarantee that a BLA will meet the other eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval.

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

The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments.

Cancer therapies are sometimes characterized as first-line, second-line or third-line based on the order they should be used in relation to other products, and the FDA often approves new therapies initially only for third-line use. Initial approvals for new cancer therapies are often restricted to later lines of therapy for patients with advanced or metastatic disease, limiting the number of patients who may be eligible for such new therapies, which may include our product candidates.

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

Further, there are several factors that could contribute to making the actual number of patients who receive our potential product candidates less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets. Additionally, our assumptions regarding the addressable market may be incorrect and the addressable market may change over time, including from the announcement date of a product candidate to the approval by Health Authorities and commercialization. Even if we obtain significant market share for our product candidates, because certain of the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

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

We are a clinical-stage biotechnology company with a limited operating history, and, as of September 30, 2018, had only 56 employees, including four executive officers. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

If we fail to develop additional product candidates, our commercial opportunity will be limited.

Developing and obtaining regulatory approval for and commercializing any additional product candidates we identify will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance additional product candidates, if any, through the development process.

Even if we receive FDA approval to market additional product candidates for the treatment of the diseases we target, we cannot assure you that any such product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize additional product candidates, our commercial opportunity will be limited. Moreover, a failure in obtaining regulatory approval of additional product candidates may have a negative effect on the approval process of other product candidates of ours or result in losing approval of any approved product candidate.

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

We do not own or operate facilities for the manufacture of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties, for the manufacture of our product candidates for nonclinical studies and for our existing and future planned clinical trials. We also expect to rely on third parties, for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Approval of our product candidates may be delayed or refused for many reasons, including the following:

•	the Health Authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the Health Authorities that our product candidates are safe and effective for any of their proposed indications;
•	the results of clinical trials may not meet the level of statistical significance required by the Health Authorities for approval;
•	we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;
•	the Health Authorities may disagree with our interpretation of data from nonclinical programs or clinical trials;
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

We may seek priority review designation for one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the application for such product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for applications for our product candidates. The FDA has broad discretion with respect to whether or not to grant priority review designation to an application, so even if we believe an application for a particular product candidate is eligible for such designation, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in an expedited regulatory review or approval process or confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

Any product candidate for which we obtain marketing approval will be subject to extensive post-approval marketing regulatory requirements and could be subject to post-approval marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.

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

The FDA may also impose requirements for costly post-approval marketing studies or clinical trials and surveillance to monitor the safety or efficacy of any approved product. In particular, certain of our product candidates are likely to require extensive follow-up studies and close monitoring of patients after regulatory approval has been granted, for any signs of adverse effects that occur over a long period of time. These studies may be expensive and time-consuming to conduct and may reveal side effects or other harmful effects in patients that use our therapeutic products after they are on the market, which may result in the limitation or withdrawal of our drugs from the market. Alternatively, we may not be able to conduct such additional clinical trials, which might force us to abandon our efforts to develop or commercialize certain product candidates. Even if post-approval studies are not requested or required, after our products are approved and on the market, there might be safety issues that emerge over time that require a change in product labeling or that require withdrawal of the product from the market, which would cause our revenue to decline.  If we fail to comply with any such post-approval regulatory requirements, approval for our products may be withdrawn, and product sales may be suspended. We may not be able to regain compliance, or we may only be able to regain compliance after a lengthy delay, significant expense, lost revenues and damage to our reputation.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The U.S. Patent and Trademark Office, or U.S. PTO, has not established a consistent policy regarding the breadth of claims that it will allow in biotechnology patents. In addition, the laws of foreign jurisdictions may not protect our rights to the same extent as the laws of the United States. For example, India does not allow patents for methods of treating the human body or medical use claims as in other jurisdictions. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions, nor can we know whether those from whom we license patents were the first to make the inventions claimed or were the first to file. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our technology or product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and product candidates. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, during prosecution of any patent application, the issuance of any patents based on an application may depend upon our ability to generate additional nonclinical or clinical data that supports the patentability of our proposed claims. We may not be able to generate such data on a timely basis, to the satisfaction of the U.S. PTO, or at all.

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

The illegal distribution and sale by third parties of counterfeit versions of our products or stolen products could have a negative impact on our reputation and business.

Third parties might illegally distribute and sell counterfeit or unfit versions of our products, which do not meet our rigorous manufacturing and testing standards. A patient who receives a counterfeit or unfit drug may be at risk for a number of dangerous health consequences. Our reputation and business could suffer harm as a result of counterfeit or unfit drugs sold under our brand name. In addition, thefts of inventory at warehouses, plants or while in-transit, which are not properly stored and which are sold through unauthorized channels, could adversely impact patient safety, our reputation and our business.

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

We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business and we expect that we may need to enter into additional license agreements in the future.  In particular, we partner with the University of Texas at Austin, which is a U.S. academic institution, in order to accelerate our discovery and nonclinical development work under a Sponsored Research Agreement. Under the Sponsored Research Agreement, we made payments of $188,000 and $375,000, respectively, for the nine months ended September 30, 2018 and 2017, to sponsor research in the laboratory of our director, Dr. George Georgiou, at the University of Texas at Austin on the engineering, optimization and initial animal validation of human enzymes to determine the systemic depletion of amino acids for cancer therapy and to analyze enzyme replacement for the treatment of patients having inborn metabolic defects.

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

We have a concentrated stockholder base and our executive officers and directors, combined with our stockholders who, to our knowledge, each owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a majority of our capital stock as of September 30, 2018. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

In addition, on May 1, 2017, we filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $150.0 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities. The shelf registration statement was declared effective by the SEC on May 30, 2017. In June 2017 and April 2018, we sold 3,000,000 and 5,046,510 shares of our common stock in underwritten public offerings pursuant to the shelf registration statement for aggregate gross proceeds of $12.3 million and $40.4 million, respectively. In addition, common stock with an aggregate offering price of up to $20.0 million may be issued and sold pursuant to an “at-the-market” offering of our common stock pursuant to a sales agreement between us and JonesTrading Institutional Services LLC, or JonesTrading. Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver a placement notice to JonesTrading at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or JonesTrading pursuant to the terms of the sales agreement. The number of shares that are sold by JonesTrading after delivering a placement notice will fluctuate based on the market price of our common stock during the sales period and limits we set with JonesTrading. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. In October 2018, we sold 1,845,820 shares of our common stock in the “at-the-market” offering pursuant to the sales agreement between us and JonesTrading for aggregate net proceeds of $16.4 million. Issuances of such shares pursuant to the sales agreement will have a dilutive effect on our existing stockholders. Further, if we sell common stock, preferred stock, convertible securities and other equity securities in other transactions pursuant to our shelf registration statement on Form S-3, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders.

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

Resignation of George Georgiou, Ph.D.

Effective November 7, 2018, George Georgiou, Ph.D, resigned from his position as a member of the Company’s Board of Directors and any committee thereof.  There were no disagreements between the Company and Dr. Georgiou that led to his resignation.

Indemnification Agreements

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

Item 6.	Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit
Number	Description

10.1*	Form of Amended and Restated Indemnification Agreement

10.2	Amended and Restated 2016 Equity Incentive Plan

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (filed with the SEC on August 8, 2018).

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

Date: November 8, 2018

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

Date: November 8, 2018

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Charles N. York II
Charles N. York II
Chief Financial Officer and Vice President
(Principal Accounting Officer and Principal Financial Officer and duly Authorized Signatory)