Form 10-K
period 2018-12-31
Aeglea BioTherapeutics, Inc.
filed 2019-03-07
CIK 1636282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2018 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $10.58 of the Registrant’s common stock as reported on The Nasdaq Global Market, was approximately $199.1 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2019
Common stock, $0.0001 par value per share	28,819,900 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2019 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2018 fiscal year and is incorporated by reference into Part III of this Report.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Unless the context indicates otherwise, as used in this Annual Report, the terms “Aeglea,” “the Company,” “we,” “us,” and “our” refer to Aeglea BioTherapeutics, Inc., a Delaware corporation, and its subsidiaries taken as a whole, unless otherwise noted. “Aeglea” and all product candidate names are our common law trademarks. This Annual Report contains additional trade names, trademarks and service marks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I

ITEM 1.  BUSINESS

Overview

We are a biotechnology company that designs and develops innovative human enzyme therapeutics for patients with rare genetic diseases and cancer. We believe our novel approach of utilizing human enzymes offers advantages that provide a greater likelihood of clinical success and commercial adoption.

Our drug-hunting capabilities in enzyme engineering, preclinical disease modeling, and drug development in both rare genetic disease and cancer allow us to identify and advance innovative opportunities to address important unmet medical needs for the benefit of patients. Our programs and the decisions we make to progress assets into clinical studies are driven by the following considerations:

-	Potential for enhancement of human enzymatic activity
-	Ability to create novel human enzymatic activity
-	Strong preclinical data and rationale
-	Limited or no competition
-	Meaningful commercial opportunities
-	Worldwide commercial rights

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

Our Strategy

Our goal is to build a world-class biotechnology company dedicated to the discovery, development, and commercialization of human enzyme-based therapeutics that transform the lives of patients by addressing unmet medical needs in both rare genetic disease and cancer. To achieve that goal, we intend to:

•	Successfully advance our lead product candidate, pegzilarginase, through clinical development.

-

For Arginase 1 Deficiency, we believe we have the only therapeutic in clinical development that addresses the underlying drivers of disease progression. Pegzilarginase is currently being evaluated in two ongoing clinical trials for Arginase 1 Deficiency, consisting of one Phase 1/2 clinical trial for the treatment of Arginase 1 Deficiency and one open label extension study for patients with Arginase 1 Deficiency. In December 2018, we announced the design of our global pivotal Phase 3 PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) trial with a primary endpoint of plasma arginine reduction and secondary endpoints which include assessments of clinical outcomes on mobility and adaptive behavior, safety and pharmacokinetics. We finalized the design of the PEACE trial to be a single, global pivotal trial based on FDA and EMA feedback. We expect to dose the first patient in the Phase 3 PEACE trial in the second quarter of 2019 and anticipate that topline data from the study will be available in the first quarter of 2021. Additional repeat dose data from our Phase 1/2 clinical trial of pegzilarginase in Arginase 1 Deficiency is expected in the first half of 2019.

-

For our oncology indications, pegzilarginase is currently being evaluated in two ongoing clinical trials, consisting of one Phase 1 clinical trial for the treatment of advanced solid tumors, and one Phase 1/2 combination clinical trial of pegzilarginase with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab) for the treatment of patients with small cell lung cancer (SCLC). After determining the maximum tolerated dose in the Phase 1b combination study, we advanced to Phase 2 in December 2018 and dosed the first patients. We expect that topline data from open label Phase 2 study will be available in the first half of 2020.

•	Target enzyme-based therapeutic opportunities within rare genetic disease and cancer where regulation of abnormal metabolism provides the potential for important medical benefits.

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

We are committed to the discovery and development of multiple product candidates of engineered human enzymes, as we believe this results in a diversified portfolio, leverages organizational efficiencies, and utilizes economies of scale. This includes continually investing in our internal research capabilities to expand our portfolio.

•	Develop and implement our precision medicine strategy to increase the probability of clinical success.

An integral part of our product development programs is a precision medicine strategy designed to identify patient populations for subjects with the greatest potential to benefit from our metabolism focused approaches. In rare genetic disease this strategy is focused on identifying mis-diagnosed and undiagnosed patients. In the United States, we continue to pursue avenues to improve disease state awareness and diagnosis of Arginase 1 Deficiency. In oncology, we are exploring biomarkers to identify patients with tumors sensitive to amino acid deprivation. We believe that targeting these patients will both enhance our ability to detect evidence of clinical activity earlier in clinical development and improve the probability of treating their cancers effectively.

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

Our Focus—Enzyme-based Therapeutic Opportunities in Metabolism

Our company was initially founded to develop therapeutics for diseases characterized by abnormal amino acid metabolism. We have broadened the scope of our metabolic focus, which we believe allows us to better leverage our enzyme engineering capabilities. Metabolism refers to fundamental chemical reactions that are critical to life-sustaining processes. Metabolism follows specific pathways that are comprised of various biochemical reactions generally catalyzed by proteins known as enzymes. Enzymes accelerate complex reactions and serve as key regulators of metabolic pathways by responding to changes in the cell’s environment or signals from other cells.

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

We are targeting Arginase 1 Deficiency, a urea cycle disorder, with our lead product candidate, pegzilarginase. Arginase 1 Deficiency is a serious progressive disease with significant morbidity and early mortality. This disease is caused by deficiency of a key arginine metabolizing enzyme. This leads to two important harmful metabolic effects: (1) the accumulation of high levels of arginine and other arginine derived metabolites, and (2) an impairment of the urea cycle which leads to elevation of ammonia levels, especially at times of stress. The high plasma arginine level is believed to be the key driver of the spasticity, developmental delays, and seizures that develop in early childhood and progress over time. The impairment of the urea cycle also means that these patients are at risk of episodic and sometimes persistent hyperammonemia, which causes irritability, nausea, and vomiting with potential to progress to brain swelling, encephalopathy, and death.

There is currently no approved therapeutic agent specifically indicated for Arginase 1 Deficiency or effective treatment options for these patients. Current disease management practice includes a medical diet with protein restriction and ammonia scavengers. Medical literature suggests that disease progression can be slowed with strict adherence to dietary protein restriction, which often includes the use of specially formulated supplements. Such dietary modification has been shown to partially reduce plasma arginine levels, but generally does not reach the range stipulated by medical guidelines. Therefore, this disease management approach is difficult to manage, unpalatable, and generally inadequate to treat the majority of patients. Ammonia-scavenging drugs such as RAVICTI (glycerol phenylbutyrate) and BUPHENYL (sodium phenylbutyrate) are used to manage elevated ammonia levels. Liver transplantation has been reported to achieve normalization of arginine levels; however, this intervention is available only to a small fraction of patients and carries significant procedural risk.

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

Arginase 1 Deficiency is a rare disorder, and disease prevalence has not been established in the medical literature. Newborn screening data for two reliably detected urea cycle disorders allowed disease experts to estimate the incidence of Arginase 1 Deficiency at 1:950,000 births. Assuming a less than normal life span, we believe that at least 600 individuals in global addressable markets have Arginase 1 Deficiency. Presently, only 34 U.S. states and jurisdictions screen for Arginase 1 Deficiency, and screening in Europe is not universal. Because the symptoms of Arginase 1 Deficiency may overlap with other disorders such as cerebral palsy or epilepsy, the prevalence of Arginase 1 Deficiency may be underestimated in regions that do not mandate newborn screening for this disease. To date we have identified more than 170 patients in the major addressable markets, primarily in the U.S. and Europe.

Background on Cancer

Cancer is the second-leading cause of death in the United States. The National Cancer Institute estimates that in 2018 there were approximately 1.7 million new cases and approximately 610,000 deaths from cancer in the United States. Cancer originates from defects in the cell’s genetic code, or DNA, that disrupt the mechanisms that normally prevent uncontrolled cell growth.

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

Enzyme-based therapies that degrade amino acids have shown clinical benefit in the treatment of cancer. For example, Oncaspar (pegaspargase) and Erwinaze (asparaginase Erwinia chrysanthemi) were approved as part of a multi-agent chemotherapeutic regimen for the treatment of patients with acute lymphoblastic leukemia. Degrading the amino acid asparagine with Oncaspar (pegaspargase), an E. coli-derived L-asparaginase enzyme, in combination with chemotherapy generates much improved remission rates as compared with chemotherapy alone. Aeglea and other companies have also reported clinical responses with arginine degrading enzyme treatment in some cancers known to be arginine dependent. However, the clinical impact reported by other third parties appear limited as the microbial-derived arginine-degrading enzyme elicited an immune response that appears to neutralize the activity of the drug and therefore may result in limited clinical utility.

The use of microbial enzymes as human therapeutics is often limited by an immune response to a foreign protein. We expect our enzyme product candidates, which are engineered from human proteins, may have more favorable drug-like properties and be less likely to elicit an immune response compared with microbial enzymes. This is supported by our experience with pegzilarginase to date in our clinical programs compared to clinical trials reported in the medical literature with a bacterial-derived arginine depleting enzyme. We believe our approach may provide greater flexibility with respect to the target amino acids that can be addressed.

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

Our Development Programs

Pegzilarginase Overview

Our lead product candidate, pegzilarginase, is an enhanced human arginase that enzymatically degrades the amino acid arginine. Pegzilarginase is a recombinant, human Arginase 1 enzyme with modifications that enhance the stability and arginine-degrading activity of the enzyme in human plasma, and we believe it may have a lower likelihood of immunogenicity in patients than bacterial arginine-degrading enzymes. Our lead program, pegzilarginase, is in early clinical development for two indications.

1.

Arginase 1 Deficiency, which is a rare progressive autosomal recessive metabolic disease caused by a marked decrease in the activity of the native arginase 1 enzyme, which appears to play a key role in the degradation of arginine as part of the urea cycle.

2.	Arginine dependent cancers, which demonstrate a potential vulnerability that leads to an increased dependency on extracellular arginine

Pegzilarginase in Rare Genetic Disease

PEACE Global Pivotal Phase 3 Study of Pegzilarginase in Patients with Arginase 1 Deficiency: In December 2018, we announced the design of our single, global pivotal Phase 3 PEACE trial to evaluate the safety and efficacy of pegzilarginase. The trial is believed to be the first-ever investigative therapy that addresses the high arginine levels that are the key drivers of this devastating disease for patients with Arginase 1 Deficiency. We designed the PEACE trial based on input from the FDA and EMA. We expect to dose the first patient in the PEACE trial in the second quarter of 2019 and anticipate that topline data from the Phase 3 PEACE study will be available in the first quarter of 2021. PEACE is a global, randomized, double-blind, placebo-controlled trial designed to assess the effects of treatment with pegzilarginase versus placebo over 24 weeks with a primary endpoint of plasma arginine reduction from baseline. The primary endpoint is intended to assess the effectiveness of pegzilarginase in lowering plasma arginine levels given the evidence that improved plasma arginine control has the potential to improve the clinical status and slow disease progression in patients with Arginase 1 Deficiency. Secondary endpoints will include mobility and adaptive behavior as assessments of clinically meaningful effects, in addition to safety and pharmacokinetics. The FDA and EMA indicated that data from this Phase 3 PEACE trial showing plasma arginine reduction in conjunction with improvements in clinically meaningful aspects of the disease may be sufficient to support a marketing application for pegzilarginase in Arginase 1 Deficiency.

We plan to enroll 30 (pediatric and adult) patients with Arginase 1 Deficiency. Patients enrolled in the trial are randomized on a two-to-one basis to receive weekly infusions of pegzilarginase (0.1 mg/kg), or placebo for the double-blind treatment period of 24 weeks. Dose adjustments during this period can be made to optimize plasma arginine control for levels outside the range of 50 to 150 µM.

Patients will be considered eligible for the PEACE trial during screening if they exhibit average plasma arginine of greater than 250 µM, are greater than two years of age and have a deficit in at least one dimension of mobility or adaptive behavior. All assessments and dose adjustments will be conducted in a blinded fashion at pre-specified intervals. Patients will remain on current disease management for the duration of the Phase 3 PEACE trial.

In addition to the primary endpoint of plasma arginine reduction, secondary endpoints in the Phase 3 PEACE trial will evaluate pegzilarginase relative to placebo through a multi-dimensional assessment of clinical response. A clinical responder is defined as a patient exhibiting improvement from baseline in mobility (2 Minute Walk Test or Functional Mobility Assessment) or adaptive behavior (Vineland Adaptive Behavior Scale). Additional secondary endpoints include a response rate for each individual assessment, the total number of mobility and adaptive behavior responses per patient and the proportion of patients with plasma arginine below medical guidance of 200 µM. Additional interim clinical data from our Phase 1/2 clinical trial reporting repeat dose administration of pegzilarginase is expected in the first half of 2019.

Phase 1/2 Open Label Study of Pegzilarginase in Patients with Arginase 1 Deficiency: We are conducting a Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency to assess the safety and clinical activity of pegzilarginase. The Phase 1/2, multi-center, single-arm, open label trial of pegzilarginase enrolled 16 adult and pediatric patients with Arginase 1 Deficiency in the United States, Canada, and Europe, exceeding the initial target of 10 patients. The Phase 1/2 dosing was completed in February 2019, with 14 patients completing 8 weeks of repeat dosing. The trial is investigating both single ascending doses (Part 1) and repeated dosing (Part 2). The primary endpoint of the trial is safety and tolerability of intravenous administration of pegzilarginase in patients with Arginase 1 Deficiency. The trial also will evaluate the pharmacokinetic and pharmacodynamic effects of repeated doses of pegzilarginase on plasma arginine levels. Additionally, patients who complete the repeat dose part of the Phase 1/2 trial are eligible to enroll in a long-term open label extension study.

In October 2018, we announced new positive interim clinical data at the 2018 American Society of Human Genetics (ASHG) Conference from our ongoing Phase 1/2 trial of pegzilarginase in patients with Arginase 1 Deficiency. We reported clinical improvements with repeat dose administration of pegzilarginase after only eight weeks, including consistent reduction of arginine and improvement in mobility or adaptive behavior. Pegzilarginase was generally well tolerated; most treatment-related adverse events were mild, and while investigators considered some of the hypersensitivity events as serious adverse events, they were generally manageable with standard measures and all patients continued study treatment. Additionally, we completed and exceeded our enrollment target with 16 patients in the Phase 1/2 clinical trial.

If the data from our Phase 1/2 and open label extension trials are supportive, we may seek to accelerate our development plan for pegzilarginase by requesting to use established regulatory pathways, such as Breakthrough Therapy Designation. Regardless of whether we receive this designation, we anticipate initiating a pivotal trial in the second quarter of 2019 and, if successful, we expect that this trial would support registration filing in the US and Europe.

Phase 1/2 Open Label Extension Study to Evaluate the Long-Term Safety, Tolerability and Effects of Pegzilarginase in Patients with Arginase 1 Deficiency Who Received Treatment in a Previous Study: After completing the repeat dose portion of the Phase 1/2 study and at least four weeks of post-treatment observation, patients are allowed to continue treatment with pegzilarginase by enrolling in a long-term open label extension study. This study is expected to provide important insights into the longer term clinical effects of reducing plasma arginine. In December 2017, we announced the initiation of this study with the recruitment of two patients who had previously completed the repeat dose phase (Part 2) of the previous study. Currently, 10 patients have enrolled in the long-term open label extension study, and we expect to enroll 13 patients by the second quarter of 2019.

Regulatory Designations: We have obtained orphan drug designation from the FDA and EMA, as well as Fast Track Designation from the FDA, for pegzilarginase for the treatment of patients with Arginase 1 Deficiency. In addition, we announced in October 2018 that the FDA granted a rare pediatric disease designation for pegzilarginase for the treatment of Arginase 1 Deficiency. This designation by the FDA confirms our eligibility to receive a rare pediatric disease priority review voucher upon approval of a qualifying biologics license application for pegzilarginase if completed before October 1, 2022.

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

Many types of cancers lack the ability to synthesize intracellular arginine due to lack of expression of argininosuccinate synthase1 (ASS1), argininosuccinate lyase (ASL), or ornithine transcarbamoylase (OTC), which are enzymes in the urea cycle. As a result, these cancers depend on extracellular arginine without which they may exhibit reduced protein synthesis and proliferation, and undergo autophagy and/or apoptosis, establishing a correlation between their inability to synthesize arginine and vulnerability to arginine deprivation. Based on data from our preclinical studies and the published scientific and medical literature, arginase 1 degrades arginine to ornithine and urea. Ornithine cannot be used to make arginine by cancer cells that lack expression of OTC, ASS or ASL. Pezilarginase is intended to target cancer cells that depend on extracellular arginine by depriving the cells of the amino acid that is essential for cell survival and tumor growth. We believe pegzilarginase has the potential to provide an effective treatment option in combination with existing or emerging standards of care for patients with some cancers.

Diagnostic Potential: As documented in scientific and medical literature and from our own preclinical research, the lack of expression of any one or more of the enzymes OTC, ASS1 or ASL in tumor cells has been shown to be associated with cancer cell sensitivity to arginine depletion. Our preclinical research has focused on the reduction or loss of expression of ASS1 as the predominant cause of tumor arginine dependence. We found that low or no expression of ASS1 in nonclinical patient derived xenograft models of melanoma or SCLC can result in sensitivity to arginine depletion by pegzilarginase.

Phase 1/2 Combination Trial in Patients with SCLC: In the first quarter of 2018, we initiated an open label Phase 1b clinical collaboration with Merck to evaluate the combination of pegzilarginase with Merck’s anti-PD1 therapy, pembrolizumab, for the treatment of patients with SCLC that relapsed or progressed after platinum-based chemotherapy. The primary objectives in Phase 1b were to determine the safety and recommended dose of pegzilarginase to be used in combination with pembrolizumab in Phase 2. In March 2019, we announced the Phase 1b topline data from 16 patients enrolled across three cohorts. The recommended Phase 2 dose was established at 0.27 mg/kg/week of pegzilarginase in combination with pembrolizumab. Of nine patients in Phase 1b treated at the recommended Phase 2 dose, three patients had stable disease at 9 weeks, one partial response was observed, and three patients remained on treatment as of the data cutoff. The safety profile was consistent with pegzilarginase monotherapy observations.

We initiated enrollment in open label Phase 2 in December 2018 with topline data expected in the first half of 2020. The Phase 2 primary objective is objective response rate (ORR), and secondary objectives include safety, clinical benefit rate, time to response, duration of response, progression free survival (PFS), and overall survival.

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

Upon completion of the dose escalation in patients with advanced solid tumors, we initiated three separate cohort expansions of patients with SCLC, uveal melanoma, and cutaneous melanoma. These cancer types were selected because nonclinical studies and the medical literature suggested that a significant fraction of patients are expected to have cancers that are dependent on extracellular arginine. The primary endpoint of each cohort expansion is to assess the safety of pegzilarginase in patients with each tumor type. Secondary endpoints include the assessment of pharmacokinetics, pharmacodynamics and clinical response. We plan to also use the data to inform the viability of companion diagnostic development, which has the potential to enrich patient populations with the greatest likelihood of clinical success.

In March 2019, we announced the completion of enrollment to three separate cohort expansions of patients with heavily pre-treated SCLC, uveal melanoma, and cutaneous melanoma, with clinical data expected to be submitted for publication later in 2019. We previously presented interim clinical data at the European Society for Medical Oncology (ESMO) 2018 Congress in October 2018, demonstrating that pegzilarginase monotherapy resulted in anti-tumor activity in heavily pre-treated patients with advanced uveal and cutaneous melanoma. Across the two advanced melanoma cohorts, 28 patients were enrolled with one confirmed partial response observed and eight patients with stable disease at 8 weeks. Three patients experienced treatment-related, Grade 3 serious adverse events, including asthenia and failure to thrive, vomiting and dehydration. For the SCLC cohort, no objective responses and no new safety findings were observed in the 13 heavily-pretreated patients in the single agent expansion arm, which completed enrollment in December 2018. Anti-tumor activity appeared greater in melanomas lacking argininosuccinate synthetase 1 (ASS1) expression, which is consistent with preclinical studies that suggest tumors lacking ASS1 expression are dependent on extracellular arginine for survival. Additionally, pegzilarginase was shown to rapidly and sustainably deplete plasma arginine. The results, combined with preclinical evidence of synergy with immune checkpoint inhibitors, support further clinical evaluation of pegzilarginase in immunotherapy combinations.

Preclinical Pipeline

AEB4104 in Patients with Homocystinuria

AEB4104 is a novel recombinant human enzyme that degrades the amino acid homocysteine and its oxidized form homocystine. Aeglea is developing AEB4104 for the treatment of patients with cystathionine beta synthase (CBS) deficiency, also known as Classical Homocystinuria.

Homocystinuria is an inherited disorder of methionine metabolism caused by mutations in CBS and other genes leading to elevated levels of plasma and tissue homocysteine and homocystine, which affect multiple organ systems and cause early mortality. Current disease management, which includes dietary protein (methionine) restriction, vitamins, and betaine supplementation, is insufficient to effectively control the more severe forms of the disease.

In October 2018, we announced preclinical efficacy data on our AEB4104 homocystinuria program at the 2018 American Society of Human Genetics (ASHG) Conference, demonstrating that AEB4104 improved survival and correction of disease-related abnormalities in a preclinical model of homocystinuria. AEB4104 decreased homocysteine and homocystine levels in the plasma, including the cystathionine beta synthase (CBS) deficient model (CBS-/-) and the high methionine diet-induced model of homocystinuria. Treatment with AEB4104 prevented early mortality, stopped disease progression, and reversed liver pathology in the cystathionine beta synthase (CBS) deficient model (CBS-/-).

We believe homocystinuria represents a viable market opportunity with significant unmet medical need, which we plan to address by continuing our preclinical development of AEB4104. Given the severity of the disease, the limitations of current disease management approaches, and the data demonstrating improved survival in a preclinical model of the disease, Aeglea initiated IND-enabling activities and is progressing manufacturing, pharmacology and other activities to support preclinical toxicology studies and advancement towards clinical trials. We anticipate filing an IND or CTA in the first quarter of 2020.

AEB5100 in Patients with Cystinuria

AEB5100 is a novel recombinant human enzyme that degrades plasma cystine and cysteine. Aeglea is developing AEB5100 for the treatment of patients with cystinuria, a rare genetic disease characterized by frequent and recurrent kidney stone formation requiring multiple procedural interventions, and by an increased risk of chronic kidney disease. Cystinuria occurs due to genetic mutations in amino acid transporters that lead to increased amounts of cystine in the urine. This results in high cystine concentrations in the urine and formation of kidney stones.

In October 2018, we announced preclinical efficacy data on our AEB5100 cystinuria therapeutic program at the 2018 American Society of Nephrology (ASN) Conference, demonstrating that AEB5100 lowered blood levels of cystine, decreased the amount of cystine in the urine and reduced both cystine crystal and kidney stone formation in a preclinical model of cystinuria. Given the compelling preclinical data and the limitations of current disease management approaches, Aeglea initiated IND-enabling activities and is progressing manufacturing, pharmacology and other activities to support preclinical toxicology studies and advancement towards clinical trials. We anticipate filing an IND or CTA in the second half of 2020.

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

As of December 31, 2018, we are the owner of seven U.S. patents, expiring between 2029 and 2032, absent any extensions; three patents of which are directed to the compositions or methods of preparing pegzilarginase, and three patents of which are directed to compositions of methionine-gamma lyase enzymes, methods of treatment using the enzymes, nucleic acids encoding the enzymes, or methods of identifying the enzymes. One U.S. patent is to arginase variants other than pegzilarginase. As of December 31, 2018, we are the owner of three U.S. patent applications that include methods of treatment that can use pegzilarginase. As of December 31, 2018, we are the owner of one U.S. patent application that includes methionine-gamma-lyase enzymes that can include AEB2109 having L-methionine degrading activity. As of December 31, 2018, we are also the owner of three pending U.S. patent provisional applications that include methods of treatment that can use pegzilarginase.

As of December 31, 2018, we also controlled two U.S. patents and five U.S. patent applications, exclusively licensed to us by the Board of Regents of The University of Texas System, or the University. The two U.S. patents include compositions, methods of treatment, or nucleic acids encoding the compositions that include AEB2109. One U.S. patent application is directed to cystathionine-gamma-lyase variants other than AEB2109. One U.S. patent application is directed to a method of treatment that include using AEB2109. Three of the U.S. patent applications include compositions or methods of treatment that include AEB3103. One U.S. application includes enzyme variants and methods of treatment using the enzyme variants that can include AEB4104. As of December 31, 2018, we also controlled one U.S. provisional patent application that includes compositions that include AEB5100. Any patents and patents issuing from the foregoing licensed U.S. patent applications are expected to expire between 2034 to 2038, absent any adjustments or extensions.

As of December 31, 2018, we owned a total of eight patents and five patent applications in foreign jurisdictions variously including: Australia, Canada, China, Europe, Japan, Hong Kong, Taiwan, and South Korea. As of December 31, 2018, we are the owner of two PCT applications. Any issued foreign patents or patents issuing from these foreign patent applications, are expected to expire between 2029 and 2038, absent any adjustments or extensions. These owned foreign patent applications and patents include compositions of pegzilarginase or methods of using pegzilarginase to treat cancer or arginine 1 deficiency, or compositions and methods of using methionine-gamma-lyase enzyme variants. As of December 31, 2018, we also controlled one Europe patent, three PCT applications, and thirteen pending foreign patent applications in Australia, Canada, China, Europe, Israel, Japan and South Korea, which are also exclusively licensed to us by the University. The controlled foreign Europe patent includes cystathionine-gamma-lyase variants, their formulations and use in treatment in cancer and includes AEB2109. The controlled foreign patent applications include compositions and their use in treatment that can include AEB2109 or AEB3103. One PCT application includes compositions that can include AEB4104. Any foreign patent and foreign patents issuing from these controlled foreign applications are expected to expire between 2034 and 2038, absent any adjustments or extensions.

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

Licensing

On December 24, 2013, two of our wholly-owned subsidiaries, AECase, Inc., or AECase, and AEMase, Inc., or AEMase, entered into license agreements with the University under which the University has granted to AECase and AEMase exclusive, worldwide, sublicenseable licenses. The University granted to AECase a license under a patent application relating to the right to use, develop, manufacture, and market technology related to our AEB3103 product candidate. The University granted to AEMase license under a patent relating to the right to use technology related to our AEB2109 product candidate. In January 2017, we entered into an Amended and Restated Patent License Agreement, or the Restated License, with the University which consolidated the two license agreements dated December 24, 2013, revised certain obligations, and licensed additional patent applications to Aeglea. We have also entered into amendments to the Restated License in August 2017, December 2017, and December 2018 to license additional patent applications.

With respect to each product candidate covered by the Restated License, we could be required to pay the University up to $6.4 million in milestone payments based on the achievement of certain development milestones, including clinical trials and regulatory approvals, the majority of which are due upon the achievement of later development milestones, including a $5.0 million payment due on regulatory approval of a product and a $0.5 million payment payable on final regulatory approval of a product for a second indication. In addition, we are required to pay the University a low single digit royalty on worldwide-net sales of products covered under the Restated License, together with a revenue share on non-royalty consideration received from sublicensees. The rate of the revenue share ranges from 6.5% to 25%, depending on the date the sublicense agreement is signed. The term of the Restated License continues until the expiration of the last to expire of the patents licensed thereunder. The University may terminate the agreement under certain circumstances, including for a breach by us that is not cured within 30 or 60 days of notice (depending on the type of breach), or if we or any of our affiliates or sublicensees participate in any proceeding to challenge the licensed patent rights (unless, with respect to sublicensees, we terminate the applicable sublicense). As of December 31, 2018, we have paid $0.1 million under these license agreements.

In connection with the above license agreements, we and each of our wholly-owned subsidiaries also entered into a Sponsored Research Agreement, or SRA, with the University on December 24, 2013, which was subsequently amended. Pursuant to the SRA, we agreed to sponsor research to be conducted at the laboratory of Professor George Georgiou at the University related to the systemic depletion of amino acids for cancer therapy, and enzyme replacement for the treatment of patients having inborn metabolic defects. The SRA expired on August 31, 2018. For the year ended December 31, 2018, we paid $0.2 million to the University under the SRA.

Grant Agreement

In June 2015, we entered into a Cancer Research Grant Contract, or the Grant Contract, with the Cancer Prevention and Research Institute of Texas, or CPRIT, under which CPRIT awarded us a grant not to exceed $19.8 million to be used to develop novel cancer treatments by exploiting the unique metabolism of cancer cells. The contract ended in May 2018 with the full $19.8 million in grant proceeds collected and recognized as revenue under the Grant Contract.

Pursuant to the Grant Contract, we granted to CPRIT a non-exclusive, irrevocable, royalty-free, perpetual, worldwide license to any technology and intellectual property resulting from the grant-funded activities and any other intellectual property that is owned by us and necessary for the exploitation of the technology and intellectual property resulting from the grant-funded activities, or the Project Results, for and on behalf of CPRIT and other governmental entities and agencies of the State of Texas and private or independent institutions of higher education located in Texas for education, research and other non-commercial purposes only. The terms of the Grant Contract require that we pay tiered royalties in the low- to mid-single digit percentages on revenues from sales and licenses of products or services that are based upon, utilize, are developed from or materially incorporate Project Results. Such royalties reduced to less than one percent after a mid-single-digit multiple of the grant funds have been repaid to CPRIT in royalties. Such royalties are payable for so long as we have marketing exclusivity or patents covering the applicable product or service (or twelve years from first commercial sale of such product or service in certain countries if there is no such exclusivity or patent protection).

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

Competition

While we believe that our preclinical development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, and ultimately biosimilar and generic drug companies. Recent advances in gene-based medicine, such as gene therapy have resulted in market approvals of DNA and RNA-based therapeutics in certain rare genetic diseases. However, no gene therapy drugs have yet to demonstrate clinical success in the type of complex diseases targeted by our research approach with novel enzyme therapeutics. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

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

Rare genetic disease.    With respect to pegzilarginase for Arginase 1 Deficiency, there are currently no approved therapeutics that address the underlying cause of the disease and we are not aware of any other therapeutics that do so in clinical development. It is possible that competitors may produce, develop, and commercialize therapeutics, or utilize other approaches to treat Arginase 1 Deficiency. The current medical management of patients with Arginase 1 Deficiency includes dietary protein restriction, essential amino acid supplementation, and ammonia scavengers, which appears to slow the disease progression in some cases. Ammonia scavengers such as Horizon Pharma’s RAVICTI (glycerol phenylbutyrate) and BUPHENYL (sodium phenylbutyrate) are used for the management of elevated blood ammonia in urea cycle disorders in combination with dietary approaches. Erytech Pharma announced a potential collaboration to explore preclinical development of an Arginase 1 Deficiency candidate.

Cancer.    With respect to our oncology product candidates, we compete with other companies that pursue a cancer metabolism approach, as well as companies that employ more common methods of treating patients such as surgery, radiation and drug therapy. These drug therapies include chemotherapy, hormone therapy and targeted drugs, including biologic products such as engineered antibodies.

There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. Our product candidates may compete with many such therapies whether used in combination with or as an adjunct to other cancer therapies. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors. In general, although there has been considerable progress over the past few decades in the treatment of cancer and the currently marketed therapies provide benefits to many patients, most of these therapies are limited to some extent in their efficacy and frequency of adverse events, and none are successful in treating all patients. As a result, the level of morbidity and mortality from cancer remains high.

In addition to currently marketed therapies, there are also a number of medicines in late-stage clinical development to treat cancer. While there are currently no approved drugs targeting tumor arginine dependence, we are aware of a number of compounds that are in clinical development and enrolling patients with solid and hematological malignancies, including Polaris Group’s microbial ADI-PEG 20 and Athenex’s pegylated native human arginase 1. Additionally, Calithera Biosciences is targeting a therapy that inhibits arginase 1 as an immune modulator. These medicines in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for our product candidate pegzilarginase.

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

Manufacturing

We currently contract with third parties for the manufacturing and testing of our product candidates for nonclinical and clinical studies and intend to do so for future studies as well. We may qualify additional manufacturers to provide potential alternative sources for the active pharmaceutical ingredient and fill-and-finish services for pegzilarginase as the compound progresses through clinical development, prior to seeking marketing approval from FDA. We believe we have sufficient supplies of pegzilarginase for our ongoing and currently expected Phase 1/2 clinical trial to evaluate the combination of pegzilarginase with pembrolizumab for the treatment of patients with small cell lung cancer and the Phase 3 pivotal trial in conjunction with the open label extension study for the treatment of patients with Arginase 1 Deficiency.

The Diosynth Agreement

In November 2018, we entered into a master services agreement (Diosynth Agreement) with Fujifilm Diosynth Biotechnologies UK Limited, Fujifilm Diosynth Biotechnologies Texas, LLC, and Fujifilm Diosynth Biotechnologies U.S.A., Inc. (collectively, Fujifilm).  Under the Diosynth Agreement, Fujifilm provides research, development, testing and manufacturing services of certain of our products, which are or will be designated as programs pursuant to scope of work agreements. The fees for such services are or will be set out in each scope of work agreement. We may pay additional fees in consideration of certain research and development and technical consultancy services in relation to the procurement, testing and management of consumables, subcontracted work (including delivery of material to and from such subcontractors), process-specific equipment (including installation and qualification thereof), modifications and special waste. Either party may terminate the Diosynth Agreement by giving six months written notice to the other party, provided there are no uncompleted programs existing at the date such notice is given, or upon material breach. We may also be required to pay Fujifilm cancellation fees in the event that we decide to terminate any scope of work prior to its completion, calculated as a percentage of the fees payable under the applicable scope of work agreement. Additionally, upon providing written notice, we may cancel certain stages or programs for convenience, and Fujifilm may terminate for certain unforeseen technical errors.

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

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee, and the applicant under an approved BLA is also subject to an annual program fee for each prescription product. Beginning in fiscal year 2018, this annual program fee replaces the annual product and established fees. These fees are typically increased annually. The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of BLAs. Most such applications for standard review biologic products are reviewed within ten months of the date the FDA files the BLA; most applications for priority review biologics are reviewed within six months of the date the FDA files the BLA. Priority review can be applied to a biologic that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

The FDA may also refer applications for novel biologic products, or biologic products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the biologic product is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practice, or cGMP, is satisfactory and the BLA contains data that provide substantial evidence that the biologic is safe, pure, potent and effective in the intended indication.

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

Rare pediatric disease priority review voucher program

Under the Rare Pediatric Disease Priority Review Voucher program, FDA may award a priority review voucher to the sponsor of an approved marketing application for a product that treats or prevents a rare pediatric disease. The voucher entitles the sponsor to priority review of one subsequent marketing application.

A voucher may be awarded only for an approved rare pediatric disease product application. A rare pediatric disease product application is an NDA or BLA for a product that treats or prevents a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years; in general, the disease must affect fewer than 200,000 such individuals in the U.S.; the NDA or BLA must be deemed eligible for priority review; the NDA or BLA must not seek approval for a different adult indication (i.e., for a different disease/condition); the product must not contain an active ingredient that has been previously approved by FDA; and the NDA or BLA must rely on clinical data derived from studies examining a pediatric population such that the approved product can be adequately labeled for the pediatric population. Before NDA or BLA approval, FDA may designate a product in development as a product for a rare pediatric disease, but such designation is not required to receive a voucher.

To receive a rare pediatric disease priority review voucher, a sponsor must notify FDA, upon submission of the NDA or BLA, of its intent to request a voucher. If FDA determines that the NDA or BLA is a rare pediatric disease product application, and if the NDA or BLA is approved, FDA will award the sponsor of the NDA or BLA a voucher upon approval of the NDA or BLA. FDA may revoke a rare pediatric disease priority review voucher if the product for which it was awarded is not marketed in the U.S. within 365 days of the product’s approval.

The voucher, which is transferable to another sponsor, may be submitted with a subsequent NDA or BLA and entitles the holder to priority review of the accompanying NDA or BLA. The sponsor submitting the priority review voucher must notify FDA of its intent to submit the voucher with the NDA or BLA at least 90 days prior to submission of the NDA or BLA and must pay a priority review user fee in addition to any other required user fee. FDA must take action on an NDA or BLA under priority review within six months of receipt of the NDA or BLA.

The Rare Pediatric Disease Priority Review Voucher program was reauthorized in the 21st Century Cures Act, allowing a product that is designated as a product for a rare pediatric disease prior to October 1, 2020 to be eligible to receive a rare pediatric disease priority review voucher upon approval of a qualifying NDA or BLA prior to October 1, 2022.

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

Additional controls for biologics

To help reduce the increased risk of the introduction of adventitious agents and related process impurities, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases in the United States and between states.

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

Biosimilars

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical trials, animal trials, and a clinical trial or trials, unless the Secretary of Health and Human Services waives a required element. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. The first biosimilar was approved by FDA in 2015, and no interchangeable products have been approved under the BPCIA. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation, which is still being evaluated by the FDA.

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

FDA regulation of companion diagnostics

If use of an in vitro diagnostic is essential to safe and effective use of a drug or biologic product, then the FDA generally will require approval or clearance of the diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. The FDA has generally required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a pre-market approval, or PMA, for that diagnostic simultaneously with approval of the therapeutic. The review of these in vitro companion diagnostics in conjunction with the review of a cancer therapeutic involves coordination of review by the FDA’s Center for Drug Evaluation and Research and by the FDA’s Center for Devices and Radiological Health. Approval and clearance of a companion diagnostic also requires a high level of coordination between the drug or biologic manufacturer and device manufacturer, if different companies.

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to a substantial application fee, which is typically increased annually. In addition, PMAs must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic has adequate sensitivity and specificity, has adequate specimen and reagent stability, and produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

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

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also register their establishment(s), including payment of an annual establishment registration fee, and list their device(s) with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

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

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. The reported data are posted in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties. Effective January 1, 2022, we will also be required to report on transfers of value to physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives.

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

•

a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts (increased to 70% beginning in 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

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

Employees

As of December 31, 2018, we had a total of 61 full-time employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Financial Information

We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2018, 2017 and 2016 and our total assets as of December 31, 2018 and 2017, is included in our Consolidated Financial Statements in Item 8 of this Annual Report.

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

We are a biotechnology company. We began operations as a limited liability company in December 2013 and converted to a Delaware corporation in March 2015. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking nonclinical studies, and preparing for, commencing and conducting clinical trials of our most advanced product candidate, pegzilarginase.

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

In addition, since inception, we have incurred significant operating losses. For the years ended December 31, 2018, 2017, and 2016, we reported a net loss of $44.3 million, $27.2 million and $21.7 million, respectively. As of December 31, 2018, we had an accumulated deficit of $116.9 million. We have financed our operations primarily through private placements of our preferred stock, the initial public offering, or IPO, of our common stock, follow-on public offerings of our common stock, and collection of a research grant. We have devoted substantially all of our efforts to research and development. Currently, we are only conducting clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency and advanced solid tumors, including a combination clinical trial of pegzilarginase with pembrolizumab. We have not initiated clinical development of our other product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We expect our expenses to increase in parallel with our ongoing activities, particularly as we continue our discovery and nonclinical development to identify new clinical candidates and initiate and continue clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed for any reason, including but not limited to a federal government shutdown, or on acceptable terms, we would be forced to delay, reduce or eliminate our discovery and nonclinical development programs, our ongoing clinical development, or any future clinical development or commercialization efforts.

Based upon our planned use of our cash, cash equivalents, and marketable securities as of December 31, 2018, in conjunction with the net proceeds received from our public offering in February 2019, we estimate such funds will be sufficient for us to fund completion of our global pivotal Phase 3 PEACE clinical trial and ongoing Phase 1/2 trial for the treatment of patients with Arginase 1 Deficiency, our ongoing Phase 1 clinical trial for the treatment of patients with advanced solid tumors, as well as our ongoing Phase 1/2 combination clinical trial of pegzilarginase with pembrolizumab for the treatment of patients with small cell lung cancer. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or equity-linked offerings, debt financings, grants from research organizations and license and collaboration agreements. We do not have any committed external source of funds other than our grant agreement with the Cancer Prevention and Research Institute of Texas, or CPRIT, which ended on May 31, 2018. As of December 31, 2018, the full $19.8 million of grant proceeds had been collected. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or if existing holders of warrants exercise their rights to purchase common stock, your ownership interest will be diluted, and the terms of these securities may rank senior to our common stock and include liquidation or other preferences, covenants or other terms that adversely affect your rights as a common stockholder. Further, any future sales of our common stock by us or resale of our common stock by our existing stockholders could cause the market price of our common stock to decline. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials that will likely differ in design and size from early-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, while we have observed a reduction in blood arginine and arginine metabolite levels due to administration of pegzilarginase in patients with Arginase 1 Deficiency, and a reduction in blood arginine levels due to pegzilarginase in patients with advanced solid tumors, this data may not necessarily be predictive of the final results of all patients intended to be enrolled in these ongoing clinical trials or in future trials, and may also not be predictive of pegzilarginase’s ability to reduce arginine or arginine metabolite levels for these patients over a longer term nor predictive of positive clinical outcomes. In addition, while we have announced interim data from our ongoing clinical trials of pegzilarginase for the treatment of Arginase 1 Deficiency and advanced solid tumors, such reports were based on unaudited data provided by our clinical trial investigators. An audit or subsequent review of this data may change the conclusions drawn from this unaudited data provided by our clinical trial investigators indicating less promising results than we anticipate. In addition, our observations of clinical improvements, through clinician and assessor feedback or assessment tools in the Phase 1/2 open label study of pegzilarginase in patients with Arginase 1 Deficiency after eight and twenty weeks of dosing may not be representative of our observations with subsequently dosed patients out to eight weeks or longer. We have announced the design of our single, global pivotal Phase 3 PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) trial to evaluate the safety and efficacy of pegzilarginase. We expect to dose the first patient in the PEACE trial in the second quarter of 2019 and anticipate that data from the Phase 3 PEACE study will be available in the first quarter of 2021. Furthermore, our ongoing Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency and our Phase 1 clinical trials for the treatment of advanced solid tumors will primarily evaluate the safety of our product candidates. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

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

We do not know whether any of our planned or current nonclinical studies, or ongoing or planned clinical trials, will need to be restructured or will be completed on schedule, or at all. For example, in June 2017, we delayed enrollment of pediatric patients in our Phase 1/2 trial of pegzilarginase for the treatment of Arginase 1 Deficiency due to a difference in opinion with the FDA on data required to support inclusion of pediatric patients. Although we reached an agreement with the FDA in November 2017 and began dosing pediatric patients, the FDA may require additional information or studies to be conducted, or impose conditions that could further delay or restrict our other planned clinical activities in the future. We announced the design of our global pivotal Phase 3 PEACE trial in which we intend to study plasma arginine reduction from baseline as our primary endpoint. However, evidence of stabilization or improvement of clinical signs and symptoms of Arginase 1 Deficiency, such as our secondary endpoints with the assessment of clinical outcomes on mobility and adaptive behavior, as well as clinician and caregiver global impressions of effectiveness, may be required in addition to the primary endpoint to support approval. We may face difficulties or delays in enrolling our Phase 3 trial in Arginase 1 Deficiency because we are restricting enrollment to patients with baseline clinical abnormalities at a level that provides an opportunity to demonstrate neuromotor and/or neurocognitive outcomes. If we are unable to demonstrate sufficient improvement on such clinical endpoints, the FDA may determine that there is inadequate justification to support that the endpoints we have chosen are reasonably likely to predict clinical benefit, which would potentially prohibit approval under various approval pathways. For example, the FDA indicated that longer duration dosing may increase the likelihood of seeing changes in clinical outcomes. Significant nonclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may materially harm our business and results of operations.

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

Testing in animals, such as our primate studies for pegzilarginase, may not uncover all side effects in humans or any observed side effects in animals may be more severe in humans. For example, it is possible that patients’ immune systems may recognize our engineered human enzymes as foreign and trigger an immune response. This risk is heightened in some patients who lack the target enzyme, as is the case with patients with Arginase 1 Deficiency that we are treating in our Phase 1/2 trial, open label extension study, and our future trials for this rare genetic disease. In addition, our product candidates such as pegzilarginase break down target amino acids such as arginine, thereby releasing metabolites such as ornithine into the bloodstream. Some patients may be sensitive to these metabolites, increasing the risk of an adverse reaction due to treatment, which risk may not be able to be mitigated through dosing. Finally, although our engineered human enzyme product candidates such as pegzilarginase are engineered from the human genome, pegzilarginase is produced in E. coli. This manufacturing process could lead pegzilarginase to be more likely to trigger an immune response than we expect.

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

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the Health Authorities. More specifically, many of our product candidates, including pegzilarginase, initially target indications that may be characterized as orphan markets, which can prolong the clinical trial timeline if sufficient patients cannot be enrolled in a timely manner. Arginase 1 Deficiency is a rare disorder, and there are no published reports of disease prevalence. Newborn screening data for two reliably detected urea cycle disorders allowed disease experts to estimate the incidence of Arginase 1 Deficiency at 1:950,000 births. Assuming a less than normal life span, we believe that at least 600 individuals in global addressable markets have Arginase 1 Deficiency. Presently, only 34 U.S. states and jurisdictions screen for Arginase 1 Deficiency, and screening in Europe is not universal. Due to screening requirements and enrollment restrictions in our clinical trial protocol, or any additional restrictions that may be imposed by regulatory agencies, not all pediatric patients may be eligible for inclusion in our planned global pivotal Phase 3 trial. To date, we have identified more than 170 patients in the global addressable markets, primarily in the U.S. and Europe.

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

From time to time, our commercialization strategy may include the combination of our product candidates with third-parties’ products or product candidates. For example, we are currently conducting a combination trial with Merck to evaluate the combination of pegzilarginase with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab), for the treatment of patients with small cell lung cancer. These combination studies involve additional risks due to their reliance on circumstances outside our control, such as those relating to the availability and marketability of the third-party product involved in the study. Although Merck has agreed to provide pembrolizumab in connection with our ongoing combination trial, we may be unable to secure and maintain a sufficient supply of such third-party products when needed on commercially reasonably terms. Any such shortages could cause us to delay or terminate our combination trials.

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

We are a clinical-stage biotechnology company with a limited operating history, and, as of December 31, 2018, had only 61 employees, including four executive officers. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

The FDA may also impose requirements for costly post-approval marketing studies or clinical trials and surveillance to monitor the safety or efficacy of any approved product. In particular, certain of our products are expected to be dosed chronically, and therefore could require follow-up studies and close monitoring of our patients after regulatory approval has been granted, to establish broader, longer-term understanding of potential for adverse effects than is plausible for clinical research. These studies may be expensive and time-consuming to conduct and may reveal side effects or other harmful effects in patients that use our therapeutic products after they are on the market, which may result in the limitation or withdrawal of our drugs from the market. Alternatively, we may not be able to conduct such additional clinical trials, which might force us to abandon our efforts to develop or commercialize certain product candidates. Even if post-approval studies are not requested or required, after our products are approved and on the market, there might be safety issues that emerge over time that require a change in product labeling or that require withdrawal of the product from the market, which would cause our revenue to decline.  If we fail to comply with any such post-approval regulatory requirements, approval for our products may be withdrawn, and product sales may be suspended. We may not be able to regain compliance, or we may only be able to regain compliance after a lengthy delay, significant expense, lost revenues and damage to our reputation.

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

Among the provisions of the ACA of importance to our potential product candidates are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•	a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices;
•	extension of manufacturers’ Medicaid rebate liability to managed care utilization;
•	expansion of eligibility criteria for Medicaid programs;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	requirements to report financial arrangements with physicians and teaching hospitals;
•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

In December 2013, our wholly-owned subsidiaries AECase, Inc. and AEMase, Inc. each entered into an exclusive, worldwide license agreement, including the right to grant sublicenses, with the University of Texas at Austin for certain intellectual property owned by the University of Texas at Austin related to our product candidates AEB3103 and AEB2109. In January and December 2017, we and the University of Texas at Austin entered into and subsequently amended an Amended and Restated Patent License Agreement which consolidated the two license agreements, revised certain obligations, and licensed additional patent applications and invention disclosures to us, or the Restated License. The intellectual property licensed under the Restated License includes an invention that was made with U.S. government support. The U.S. government therefore has certain rights in such inventions under the applicable funding agreements and under applicable law. In addition, we are subject to a requirement that the products covered by the applicable patents that are sold or used in the United States must be manufactured substantially in the United States unless a written waiver is obtained in advance from the U.S. government. The Restated License obligates us to make certain payments at the achievement of certain milestones and at regular intervals throughout the life of the license. The University of Texas at Austin may terminate the Restated License under certain circumstances, including for a breach by us that is not cured within 30 or 60 days of notice (depending on the type of breach), or if we or any of our affiliates or sublicensees participate in any proceeding to challenge the licensed patent rights (unless, with respect to sublicensees, we terminate the applicable sublicense).

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

We have a concentrated stockholder base and our executive officers and directors, combined with our stockholders who, to our knowledge, each owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a majority of our capital stock as of December 31, 2018. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

In addition, on February 13, 2019, our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $200.0 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities was declared effective by the SEC. In connection with this shelf registration statement, we have entered into an “at-the-market” offering of our common stock pursuant to a sales agreement between us and Jefferies LLC, or Jefferies. Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver a placement notice to Jefferies at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or Jefferies pursuant to the terms of the sales agreement. The number of shares that are sold by Jefferies after delivering a placement notice will fluctuate based on the market price of our common stock during the sales period and limits we set with Jefferies. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. Issuances of any shares sold pursuant to the sales agreement will have a dilutive effect on our existing stockholders. Further, if we sell common stock, preferred stock, convertible securities and other equity securities in other transactions pursuant to our shelf registration statement on Form S-3, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise, including upon exercise of our pre-funded warrants. Any such issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

There is no public market for our pre-funded warrants.

There is no public trading market for our pre-funded warrants issued in the February 2019 public offering, and we do not expect a market to develop. In addition, we do not intend to apply to list the pre-funded warrants on any securities exchange or nationally recognized trading system, including the Nasdaq Global Market. Without an active market, the liquidity of the pre-funded warrants will be limited and their value may be adversely impacted.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company through December 31, 2020. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters occupy approximately 10,100 square feet of leased office space in Austin, Texas pursuant to a lease that expires in 2020. In October 2018, we amended and extended a separate lease agreement for approximately 4,560 square feet of laboratory space in Austin, Texas, which will expire in September 2021. We intend to lease additional space if we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available on commercially reasonable terms to accommodate any such expansion of our operations.

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

The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Nasdaq Biotechnology Index for the period from April 7, 2016 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2018. The figures represented below assume an investment of $100 in our common stock at the closing price of $9.77 on April 7, 2016 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on April 7, 2016 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Return
$160
$140
$120
$100
$80
$60
$40
$20
$0
Apr-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
AGLE
IXIC
NBI

$100 investment in stock or index	Ticker	April 7, 2016	December 31, 2016	December 31, 2017	December 31, 2018
Aeglea Biotherapeutics, Inc.	AGLE	$100.00	$44.52	$55.37	$76.66
Nasdaq Composite Index	IXIC	$100.00	$102.12	$126.43	$121.42
Nasdaq Biotechnology Index	NBI	$100.00	$98.88	$118.33	$107.34

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statements of operations data for the years ended December 31, 2018, 2017, and 2016, and the balance sheet data as of December 31, 2018 and 2017 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the year ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2016, 2015, and 2014 is derived from our audited financial statements which are not included in this Annual Report on Form 10-K.

Our historical results are not necessarily indicative of the results to be expected in the future. You should read the selected financial data below in conjunction with the section of this report entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
		(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Grant	$3,888	$5,205	$4,628	$6,085	$—
Operating expenses:
Research and development	36,719	22,815	18,143	11,453	6,830
General and administrative	12,632	10,066	8,391	5,947	2,074
Total operating expenses	49,351	32,881	26,534	17,400	8,904
Loss from operations	(45,463)	(27,676)	(21,906)	(11,315)	(8,904)
Other income (expense):
Interest income	1,172	482	244	22	1
Change in fair value of forward sale contract	—	—	—	-	(1,444)
Other expense, net	(57)	(42)	(36)	(2)	—
Total other income (expense)	1,115	440	208	20	(1,443)
Net loss	(44,348)	(27,236)	(21,698)	(11,295)	(10,347)
Deemed dividend to convertible preferred stockholders	—	—	—	(228)	—
Net loss attributable to common shareholders and stockholders	$(44,348)	$(27,236)	$(21,698)	$(11,523)	$(10,347)
Common Stock:
Net loss per share, basic and diluted	$(2.13)	$(1.80)	$(2.22)	$(19.21)	$—
Net loss attributable to common stockholders	$(44,348)	$(27,236)	$(21,698)	$(11,523)	$—
Weighted-average common shares outstanding, basic and diluted	20,822,560	15,128,192	9,791,728	599,788	—
Class A-1 common:
Net loss per share, basic and diluted	$—	$—	$—	$—	$(20.13)
Net loss attributable to class	$—	$—	$—	$—	$(3,321)
Weighted-average common shares outstanding, basic and diluted	—	—	—	—	165,000
Class A common:
Net loss per share, basic and diluted	$—	$—	$—	$—	$(17.06)
Net loss attributable to class	$—	$—	$—	$—	$(5,706)
Weighted-average common shares outstanding, basic and diluted	—	—	—	—	334,522
Class B common:
Net loss per share, basic and diluted	$—	$—	$—	$—	$(40.17)
Net loss attributable to class	$—	$—	$—	$—	$(1,320)
Weighted-average common shares outstanding, basic and diluted	—	—	—	—	32,861

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$74,513	$50,299	$63,502	$33,062	$2,616
Working capital	66,432	49,362	62,459	35,763	1,672
Total assets	77,739	56,077	67,063	38,654	2,930
Total liabilities	10,311	5,740	4,097	2,550	1,058
Convertible preferred shares	—	—	—	58,311	13,345
Accumulated deficit	(116,861)	(72,513)	(45,277)	(23,579)	(12,284)
Total members’/stockholders’ equity (deficit)	67,428	50,337	62,966	(22,207)	(11,473)

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

Overview

We are a biotechnology company that designs and develops innovative human enzyme therapeutics for patients with rare genetic diseases and cancer. We believe our novel approach of utilizing human enzymes offers advantages that provide a greater likelihood of clinical success and commercial adoption.

Our drug-hunting capabilities in enzyme engineering, preclinical disease modeling, and drug development in both rare genetic disease and cancer allow us to identify and advance innovative opportunities to address important unmet medical needs for the benefit of patients. Our programs and the decisions we make to progress assets into clinical studies are driven by the following considerations:

-	Potential for enhancement of human enzymatic activity
-	Ability to create novel human enzymatic activity
-	Strong preclinical data and rationale
-	Limited or no competition
-	Meaningful commercial opportunities
-	Worldwide commercial rights

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

Our lead product candidate, pegzilarginase, is engineered to degrade the amino acid arginine and is being developed to treat two extremes of arginine metabolism, including arginine excess in patients with Arginase 1 Deficiency, a rare genetic disease, as well as some cancers which have been shown to have a metabolic dependence on arginine. Pegzilarginase is being evaluated in multiple ongoing clinical trials and we expect to start a single, global pivotal Phase 3 trial in patients with Arginase 1 Deficiency in the second quarter of 2019. Currently our development consists of a Phase 1/2 clinical trial for the treatment of Arginase 1 Deficiency, an open label extension study for patients with Arginase 1 Deficiency, a Phase 1 clinical trial for the treatment of advanced solid tumors, and a Phase 1/2 combination clinical trial of pegzilarginase with pembrolizumab for the treatment of patients with small cell lung cancer (SCLC). We are also building a pipeline of additional product candidates targeting key amino acids and other metabolites, including AEB4104 for the treatment of homocystinuria, AEB5100 for the treatment of cystinuria, and AEB3103 and AEB2109 for the treatment of cancer.

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

We have incurred net losses in each year since inception. Our net losses were $44.3 million, $27.2 million, and $21.7 million for the years ended December 31, 2018, 2017, and 2016, respectively, and have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of December 31, 2018, we had an accumulated deficit of $116.9 million. We expect to continue to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase significantly as we continue our clinical and diagnostic development activities for our lead product candidate, pegzilarginase; concurrently develop our pipeline product candidates; expand and protect our intellectual property portfolio; hire additional personnel; and continue to operate as a public company.

Components of Operating Results

Revenue

To date, we recognized revenue solely from a research grant from the Cancer Prevention and Research Institute of Texas, or CPRIT, and have not generated any revenue from the sale of any of our product candidates. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development, regulatory approval, and eventual commercialization of our product candidates.

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

On a quarterly basis, we were required to submit a financial reporting package outlining the nature and extent of reimbursable costs paid and requesting reimbursement under the grant. At the end of each period, qualifying costs paid prior to reimbursement resulted in the recognition of a grant receivable. As of December 31, 2018, we collected the full $19.8 million grant proceeds and will not be recognizing grant revenue under the contract in future periods.

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

Income taxes

We serve as a holding company for our seven wholly-owned subsidiary corporations and file a consolidated corporate federal income tax return. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the tax bases of assets and liabilities. A valuation allowance is established against the deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized. The deferred tax assets and liabilities are classified as noncurrent along with the related valuation allowance. Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.

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

Stock-based compensation

We recognize the cost of stock-based awards granted to employees based on the estimated grant-date fair values of the awards. The value of the award is recognized as compensation expense on a straight-line basis over the requisite service period. Forfeitures are recognized when they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise. We elected to early adopt ASU 2018-07, Compensation – Stock Compensation (Topic 718) effective January 1, 2018. All non-employee share-based payment awards granted prior to adoption were remeasured at fair value as of the adoption date. There was no material impact on our consolidated financial statements from the adoption. All non-employee share-based payment awards granted after adoption are measured at grant-date fair value. Compensation expense for employee and non-employee share-based payment awards with performance conditions is recognized when the performance condition is deemed probable.

We estimate the grant date fair value of stock options granted using the Black-Scholes option-pricing model, which requires the use of highly subjective assumptions to determine the fair value of the awards. These assumptions include:

•

Expected term – The expected term represents the period that the stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

•

Expected volatility – Since we have only been publicly traded for a short period and do not have adequate trading history for our common stock, the expected volatility is estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. Subsequent to the IPO, we began to consider our own historic volatility. For purposes of identifying comparable companies, we selected companies with comparable characteristics to us, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. We will continue to apply this process using the same or similar comparable entities until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

•	Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

•	Expected dividend – We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

Prior to our IPO in April 2016, the fair value of the shares of common stock underlying our share-based awards were estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, timely valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Given the absence of a public trading market for our capital stock, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; progress of our research and development efforts; the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; equity market conditions affecting comparable public companies and the lack of marketability of our common stock. Following our IPO, we established a policy of using the closing sale price per share of our common stock as quoted on The Nasdaq Global Market on the date of grant for purposes of determining the exercise price per share of our share-based awards to purchase common stock.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		Dollar
	2018	2017	Change	% Change
	(dollars in thousands)
Revenues:
Grant	$3,888	$5,205	$(1,317)	-25%
Operating expenses:
Research and development	$36,719	$22,815	$13,904	61%
General and administrative	12,632	10,066	2,566	25%
Total operating expenses	49,351	32,881	16,470	50%
Loss from operations	(45,463)	(27,676)	(17,787)	64%
Interest income	1,172	482	690	143%
Other expense	(57)	(42)	(15)	36%
Net loss	$(44,348)	$(27,236)	$(17,112)	63%

Grant Revenues.  Grant revenues decreased by $1.3 million, or 25%, to $3.9 million for the year ended December 31, 2018 from $5.2 million for the year ended December 31, 2017. The decrease was due to the grant contract ending in May 2018 with the full $19.8 million grant recognized as revenue over the life of the award.

Research and Development Expenses.  Research and development expenses increased by $13.9 million, or 61%, to $36.7 million for the year ended December 31, 2018 from $22.8 million for the year ended December 31, 2017. The change in research and development expenses was primarily due to:

•	Higher personnel-related expenses, which increased by $2.8 million as a result of additional employee headcount to expand our clinical development capabilities and internal research laboratory team;
•

Higher clinical development expenses, which increased by $9.5 million as a result of advancing and exceeding enrollment of our Phase 1/2 clinical trial for pegzilarginase in patients with Arginase 1 Deficiency, initiating and completing enrollment of three single agent cohort expansions for the Phase 1 trial in patients with advanced solid tumors, and advancing and completing enrollment of our Phase 1 combination trial in patients with small cell lung cancer;

•	Higher nonclinical expenses, which increased by $0.4 million as a result of advancing our toxicology studies to support continued clinical development of pegzilarginase; and
•	Higher manufacturing expenses, which increased by $1.0 million primarily as a result of a ramp-up in manufacturing activities for pegzilarginase.

General and Administrative Expenses.  General and administrative expenses increased by $2.6 million, or 25%, to $12.6 million for the year ended December 31, 2018 from $10.1 million for the year ended December 31, 2017. The increase in general and administrative expenses was primarily due to additional employee headcount and compensation to support company growth. Non-cash stock compensation expense accounted for $1.1 million of the increase.

Interest Income.   The increase in interest income to $1.2 million for the year ended December 31, 2018 from $0.5 million for the year ended December 31, 2017 was primarily due to increasing yield rates, purchasing investments with greater maturity terms, and the investment of additional funds received as a result of our public offerings in April 2018 and October 2018.

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		Dollar
	2017	2016	Change	% Change
	(dollars in thousands)
Revenues:
Grant	$5,205	$4,628	$577	12%
Operating expenses:
Research and development	$22,815	$18,143	$4,672	26%
General and administrative	10,066	8,391	1,675	20%
Total operating expenses	32,881	26,534	6,347	24%
Loss from operations	(27,676)	(21,906)	(5,770)	26%
Interest income	482	244	238	98%
Other expense	(42)	(36)	(6)	17%
Net loss	$(27,236)	$(21,698)	$(5,538)	26%

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

Interest Income.    Interest income consists of interest earned on our cash, cash equivalents, and marketable securities. The increase in interest income to $0.5 million for the year ended December 31, 2017 from $0.2 million for the year ended December 31, 2016 was primarily due to increasing yield rates and purchasing investments with greater terms.

Liquidity and Capital Resources

Sources of liquidity

We are a biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. Since our inception and through December 31, 2018, we have funded our operations primarily by raising an aggregate of $182.5 million of gross proceeds from the sale and issuance of convertible preferred and common equity securities and collecting $19.8 million in grant proceeds.

In February 2019, we sold an aggregate of 4,625,000 shares of common stock at a public offering price of $8.00 per share and pre-funded warrants to purchase up to 4,000,000 shares of common stock at a public offering price of $7.9999 per warrant. This includes the full exercise by the underwriters of their option to purchase up to 1,125,000 additional shares of common stock. The gross proceeds from this public offering were approximately $69.0 million, resulting in net proceeds of $64.5 million after deducting underwriting discounts and commissions and estimated offering costs. Additionally, a new shelf registration statement on Form S-3 was declared effective in February 2019 by the SEC for the offering, issuance and sale by us of up to $200.0 million (2019 Registration Statement) of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and debt securities, subscription rights to purchase common stock and units consisting of all or some of these securities.

In December 2018, we entered into a sales agreement with Jefferies LLC, as sales agent and underwriter, to issue and sell shares of our common stock for an aggregate offering price of $60.0 million under an at-the-market (2018 ATM) offering program. After the 2019 Registration Statement was declared effective by the SEC in February 2019, $60.0 million of our common stock remain available for sale pursuant to the 2018 ATM program.

The 2019 Registration Statement and 2018 ATM program replaced the 2017 shelf registration statement on Form S-3 (2017 Registration Statement) and sales agreement with JonesTrading Institutional Services LLC (2017 ATM), as sales agent and underwriter, we filed with the SEC in May 2017.

During the year ended December 31, 2018, we sold an aggregate of:

•

5,046,510 shares of common stock in an underwritten public offering pursuant to the 2017 Registration Statement for gross proceeds of $40.4 million, resulting in net proceeds of $37.7 million after deducting underwriting discounts and commissions and offering expenses and

•	1,845,820 shares of common stock in a single transaction pursuant to the 2017 ATM for net proceeds of $16.4 million.

During the year ended December 31, 2017, we sold an aggregate of 3,000,000 shares of common stock in an underwritten public offering pursuant to the 2017 Registration Statement for gross proceeds of $12.3 million, resulting in net proceeds of $11.4 million after deducting underwriting discounts and commissions and offering expenses.

In April 2016, we completed our IPO and sold 5,481,940 shares of common stock for aggregate proceeds of $47.3 million, net of underwriting discounts and commissions and offering expenses.

In June 2015, we entered into the Grant Contract with CPRIT, under which CPRIT agreed to provide up to $19.8 million in grant funding to fund our development of pegzilarginase. Through December 31, 2018, we have collected the full $19.8 million in grant proceeds under the grant contract. For a detailed discussion of this grant, see “Business—Grant Agreement.”

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

Future funding requirements and operational plan

Our operational plan for the near future is to continue clinical trials for our lead product candidate pegzilarginase in Arginase 1 Deficiency and oncology indications, and to expand development for AEB4104 in patients with Homocystinuria and AEB5100 in patients with Cystinuria. As such, we plan to increase our research and development expenditures for the foreseeable future with nonclinical studies, clinical trials, manufacturing and an integrated biomarker strategy. We expect our principal expenditures during this time period to include expenses for the following:

•	funding the continuing development of pegzilarginase;
•	funding the advancement of additional product candidates; and
•	funding working capital, including general operating expenses.

Due to our significant research and development expenditures, we have generated substantial losses in each period since inception. We have an accumulated deficit of $116.9 million as of December 31, 2018. We anticipate that we will continue to generate losses into the foreseeable future as we develop our product candidates, seek regulatory approval of those candidates and begin to commercialize any approved products. Until such time as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, research grants, collaborations, or other sources. We currently have no debt, credit facility or additional committed capital. To the extent that we raise additional equity, the ownership interest of our stockholders will be diluted.

Based on available cash, cash equivalents, and marketable securities of $74.5 million as of December 31, 2018, in conjunction with the net proceeds received from our public offering in February 2019, we believe that we have sufficient resources to fund our operations through the first quarter of 2021. We have based this estimate on assumptions that may prove to be incorrect, however, and we could deplete our capital resources sooner than we expect.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash and cash equivalents (used in) provided by:
Operating activities	$(32,193)	$(24,615)	$(18,840)
Investing activities	(15,231)	(22,529)	(12,076)
Financing activities	57,068	12,213	49,370
Net increase (decrease) in cash and cash equivalents	$9,644	$(34,931)	$18,454

Cash used in operating activities

Cash used in operating activities for the year ended December 31, 2018 was $32.2 million and reflected a net loss of $44.3 million. The cash impact of our net loss was offset by non-cash expenses of $4.3 million for stock-based compensation, $0.3 million for net discount purchases and accretion on marketable securities, and $0.3 million for depreciation and amortization. The change in operating assets and liabilities of $7.2 million was primarily related to a $4.2 million increase in accrued and other liabilities due to additional research and development costs associated with the clinical trials for pegzilarginase in patients with Arginase 1 Deficiency and cancer, as well as a $3.1 million decrease in grants accounts receivable due to concluding the grant contract and collecting the remaining proceeds.

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

Cash used in investing activities

Cash used in investing activities for the year ended December 31, 2018 was $15.2 million and consisted of $62.2 million in purchases of marketable securities and $0.4 million in purchases of property and equipment offset by $47.4 million in maturities of marketable securities.

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

Cash provided by financing activities

Cash provided by financing activities for the year ended December 31, 2018 was $57.1 million, which consisted of $57.4 million from the public offerings of our common stock, offset by $2.9 million in underwriting discounts and commissions and $0.4 million in offering costs, and $3.0 million in proceeds received from stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan.

Cash provided by financing activities for the year ended December 31, 2017 was $12.2 million, which consisted of $12.3 million from a follow-on public offering of our common stock, offset by $0.6 million in underwriting discounts and commissions and $0.3 million in offering costs, and $0.8 million in proceeds received from stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan.

Cash provided by financing activities for the year ended December 31, 2016 was $49.4 million, which consisted of $54.8 million from the IPO in April 2016, offset by $3.8 million in underwriting discounts and commissions and $1.7 million in offering costs, and $0.1 million in sale of common stock under our 2016 Employee Stock Purchase Plan.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Payments Due by Period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Operating leases	$397	$492	$—	$—

In September 2016, we amended our operating lease agreement for office space in Austin, Texas. The amended lease increased the office space and extended the lease term through December 31, 2020. The total estimated rent payments over the remaining term of the lease as of December 31, 2018 is approximately $0.6 million.

In October 2018, we amended and extended our separate lease agreement for laboratory space in Austin, Texas, which will expire in September 2021. The total estimated rent payments over the remaining term of the lease as of December 31, 2018 is approximately $0.3 million.

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

With respect to each product candidate covered by the Restated License, we could be required to pay the University up to $6.4 million in milestone payments based on the achievement of certain development milestones, including clinical trials and regulatory approvals, the majority of which are due upon the achievement of later development milestones, including a $5.0 million payment due on regulatory approval of a product and a $0.5 million payment payable on final regulatory approval of a product for a second indication. In addition, we are required to pay the University a low single digit royalty on worldwide-net sales of products covered under the Restated License, together with a revenue share on non-royalty consideration received from sublicensees. The rate of the revenue share ranges from 6.5% to 25% depending on the date the sublicense agreement is signed. The University may terminate the agreement under certain circumstances, including for a breach by us that is not cured within 30 or 60 days of notice (depending on the type of breach), or if we or any of our affiliates or sublicensees participate in any proceeding to challenge the licensed patent rights (unless, with respect to sublicensees, we terminate the applicable sublicense).

Off Balance Sheet Arrangements

Through December 31, 2018, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use (ROU) asset. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of initially applying Topic 842 at the adoption date, rather than at the beginning of the earliest comparative period presented, and recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. We elected this transition method with an adoption date of January 1, 2019. The new standard provides a number of optional practical expedients in transition. We plan to elect all of the available practical expedients.

We expect the most significant effects of adopting this standard will primarily relate to (a) the recognition of ROU assets and lease liabilities on the balance sheet in relation to its existing operating lease agreements for the office and laboratory spaces in Austin, Texas; and (b) providing significant new disclosures about leasing activities. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40), to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in the update require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The new standard is effective for fiscal years and interim periods beginning after December 15, 2019 and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2018-15 will have on our consolidated financial statements.

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

As of December 31, 2018, we held $74.5 million in cash, cash equivalents, and marketable securities, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in reverse repurchase agreements, commercial paper, and U.S. government securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AEGLEA BIOTHERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aeglea BioTherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aeglea BioTherapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 7, 2019

We have served as the Company’s auditor since 2014.

Aeglea BioTherapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,461	$12,817
Marketable securities	52,052	37,482
Accounts receivable - grant	—	3,078
Prepaid expenses and other current assets	2,158	1,614
Total current assets	76,671	54,991
Property and equipment, net	1,018	854
Other non-current assets	50	232
TOTAL ASSETS	$77,739	$56,077
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$663	$389
Deferred revenue	—	20
Accrued and other current liabilities	9,576	5,220
Total current liabilities	10,239	5,629
Other non-current liabilities	72	111
TOTAL LIABILITIES	10,311	5,740
Commitments and Contingencies (Note 13 and 15)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2018 and 2017; no shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of December 31, 2018 and 2017, 24,140,097 shares and 16,670,188 shares issued and outstanding as of December 31, 2018 and 2017, respectively	2	2
Additional paid-in capital	184,314	122,950
Accumulated other comprehensive loss	(27)	(102)
Accumulated deficit	(116,861)	(72,513)
TOTAL STOCKHOLDERS’ EQUITY	67,428	50,337
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,739	$56,077

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Grant	$3,888	$5,205	$4,628

Operating expenses:
Research and development	36,719	22,815	18,143
General and administrative	12,632	10,066	8,391
Total operating expenses	49,351	32,881	26,534
Loss from operations	(45,463)	(27,676)	(21,906)

Other income (expense):
Interest income	1,172	482	244
Other expense	(57)	(42)	(36)
Total other income	1,115	440	208
Net loss	$(44,348)	$(27,236)	$(21,698)

Net loss per share, basic and diluted	$(2.13)	$(1.80)	$(2.22)
Weighted-average common shares outstanding, basic and diluted	20,822,560	15,128,192	9,791,728

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(44,348)	$(27,236)	$(21,698)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	75	(98)	(3)
Total comprehensive loss	$(44,273)	$(27,334)	$(21,701)

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balances—December 31, 2015	2,173	$13,573	5,000	$44,738	757	$—	$1,373	$(23,579)	$(1)	$(22,207)
Conversion of preferred stock to common stock upon initial public offering	(2,173)	(13,573)	(5,000)	(44,738)	7,173	1	58,310	—	—	58,311
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	—	—	5,482	—	47,266	—	—	47,266
Issuance of common stock in connection with employee stock purchase plan	—	—	—	—	19	—	76	—	—	76
Stock-based compensation expense	—	—	—	—	—	—	1,221	—	—	1,221
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	—	—	(21,698)	—	(21,698)
Balances—December 31, 2016	—	$—	—	$—	13,431	$1	$108,246	$(45,277)	$(4)	$62,966
Issuance of common stock in connection with employee stock purchase plan	—	—	—	—	39	—	131	—	—	131
Issuance of common stock in connection with exercise of stock options	—	—	—	—	200	—	702	—	—	702
Issuance of common stock in connection with follow-on offering, net of offering costs	—	—	—	—	3,000	1	11,379	—	—	11,380
Stock-based compensation expense	—	—	—	—	—	—	2,492	—	—	2,492
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(98)	(98)
Net loss	—	—	—	—	—	—	—	(27,236)	—	(27,236)
Balances—December 31, 2017	—	$—	—	$—	16,670	$2	$122,950	$(72,513)	$(102)	$50,337
Issuance of common stock in connection with employee stock purchase plan	—	—	—	—	56	—	207	—	—	207
Issuance of common stock in connection with exercise of stock options	—	—	—	—	521	—	2,829	—	—	2,829
Issuance of common stock in connection with public and at-the-market offerings, net of offering costs	—	—	—	—	6,893	—	54,048	—	—	54,048
Stock-based compensation expense	—	—	—	—	—	—	4,280	—	—	4,280
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	75	75
Net loss	—	—	—	—	—	—	—	(44,348)	—	(44,348)
Balances—December 31, 2018	—	$—	—	$—	24,140	$2	$184,314	$(116,861)	$(27)	$67,428

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,348)	$(27,236)	$(21,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	293	249	132
Purchase net discount (premium) on marketable securities	907	9	(146)
Net (accretion of discount) amortization of premium on marketable securities	(593)	75	101
Stock-based compensation	4,280	2,492	1,221
Research and development services settled with stock	107	15	110
Other, net	(40)	(21)	(10)
Changes in operating assets and liabilities:
Accounts receivable - grant	3,078	(1,863)	482
Prepaid expenses and other assets	(261)	(114)	(924)
Accounts payable	239	164	(8)
Deferred revenue	(20)	(51)	71
Accrued and other liabilities	4,165	1,666	1,829
Net cash used in operating activities	(32,193)	(24,615)	(18,840)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(422)	(619)	(212)
Purchases of marketable securities	(62,179)	(64,115)	(20,390)
Proceeds from maturities of marketable securities	47,370	42,205	8,446
Decrease in restricted cash	—	—	80
Net cash used in investing activities	(15,231)	(22,529)	(12,076)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in public and at-the-market offerings, net of offering costs	54,048	11,380	49,294
Proceeds from employee stock plan purchases and stock option exercises	3,020	833	76
Net cash provided by financing activities	57,068	12,213	49,370
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,644	(34,931)	18,454
CASH AND CASH EQUIVALENTS
Beginning of period	12,817	47,748	29,294
End of period	$22,461	$12,817	$47,748
Supplemental Disclosure of Non-Cash Investing and Financing Information:
Unpaid amounts related to purchase of property and equipment	$92	$57	$172
Conversion of Series A convertible preferred stock to common stock upon initial public offering	$—	$—	$13,573
Conversion of Series B convertible preferred stock to common stock upon initial public offering	$—	$—	$44,738

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Notes to Consolidated Financial Statements

1.  The Company and Basis of Presentation

Aeglea BioTherapeutics, Inc. (“Aeglea” or the “Company”) is a biotechnology company that designs and develops innovative human enzyme therapeutics for patients with rare genetic diseases and cancer. The Company was formed as a Limited Liability Company (LLC) in Delaware on December 16, 2013 under the name Aeglea BioTherapeutics Holdings, LLC and was converted from a Delaware LLC to a Delaware corporation (the “LLC Conversion”) on March 10, 2015. The Company operates in one segment and has its principal offices in Austin, Texas.

Liquidity

As of December 31, 2018, the Company had working capital of $66.4 million, an accumulated deficit of $116.9 million, and cash, cash equivalents, and marketable securities of $74.5 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s products will require significant additional financing.

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

Based upon the Company’s current operating plans, the Company believes that it has sufficient resources to fund operations through the first quarter of 2021 with its existing cash, cash equivalents, and marketable securities, in conjunction with the net proceeds received from a public offering in February 2019 (see Note 16). The Company will need to secure additional funding in the future, in order to carry out all of its planned research and development activities. If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

Prior to becoming a public company, the Company utilized significant estimates and assumptions in determining the fair value of its common stock. The board of directors determined the estimated fair value of common stock based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector, the price at which the Company sold shares of convertible preferred stock, the superior rights and preferences of securities senior to the Company’s common stock, and the marketability at the time. The Company utilized valuation methodologies in accordance with the American Institute of Certified Public Accountants Practice Guide, Audit and Accounting Practice Aid Series: Valuation of Privately-Held-Company Securities Issued as Compensation, to estimate the fair value of common stock (see Notes 3, 7, and 9).

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

Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific-identification method. There were no realized gains or losses on marketable securities for the years ended December 31, 2018, 2017, and 2016. Interest on marketable securities is included in interest income.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the years ended December 31, 2018, 2017, and 2016.

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

Revenue Recognition

The Company’s sole source of revenue was grant revenue related to a $19.8 million research grant received from the Cancer Prevention and Research Institute of Texas (“CPRIT”), covering a four-year period from June 1, 2014 through May 31, 2018. Grant revenue was recognized when qualifying costs were incurred and there was reasonable assurance that the conditions of the award had been met for collection. Proceeds received prior to the costs being incurred or the conditions of the award being met were recognized as deferred revenue until the services were performed and the conditions of the award were met (see Note 8).

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

Stock-Based Compensation

The Company recognizes the cost of stock-based awards granted to employees based on the estimated grant-date fair values of the awards. The value of the award is recognized as compensation expense on a straight-line basis over the requisite service period. Forfeitures are recognized when they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise. The Company elected to early adopt ASU 2018-07, Compensation – Stock Compensation (Topic 718) effective January 1, 2018. All non-employee share-based payment awards granted prior to adoption were remeasured at fair value as of the adoption date. There was no material impact on the Company’s consolidated financial statements from the adoption. All non-employee share-based payment awards granted after adoption are measured at grant-date fair value. Compensation expense for employee and non-employee share-based payment awards with performance conditions is recognized when the performance condition is deemed probable.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use (ROU) asset. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of initially applying Topic 842 at the adoption date, rather than at the beginning of the earliest comparative period presented, and recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The Company elected this transition method with an adoption date of January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company plans to elect all of the available practical expedients.

The Company expects that the most significant effects of adopting this standard will primarily relate to (a) the recognition of ROU assets and lease liabilities on the balance sheet in relation to its existing operating lease agreements for the office and laboratory spaces in Austin, Texas; and (b) providing significant new disclosures about leasing activities. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

3.  Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables sets forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$7,180	$—	$—	$7,180
Reverse repurchase agreements	—	6,250	—	6,250
Commercial paper	—	53,916	—	53,916
U.S. government securities	—	4,112	—	4,112
Total financial assets	$7,180	$64,278	$—	$71,458

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$1,674	$—	$—	$1,674
Reverse repurchase agreements	—	7,250	—	7,250
U.S. treasury securities	1,501	—	—	1,501
U.S. government securities	—	35,981	—	35,981
Total financial assets	$3,175	$43,231	$—	$46,406

The Company measures the fair value of money market funds and U.S. treasury securities on quoted prices in active markets for identical asset or liabilities. The Level 2 assets include reverse repurchase agreements, commercial paper, and U.S. government securities and are valued based on quoted prices for similar assets in active markets and inputs other than quoted prices that are derived from observable market data.

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

4.  Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$7,180	$—	$—	$7,180
Reverse repurchase agreements	6,250	—	—	6,250
Commercial paper	5,977	—	(1)	5,976
Total cash equivalents	19,407	—	(1)	19,406
Marketable securities:
Commercial paper	47,964	—	(24)	47,940
U.S. government securities	4,114	—	(2)	4,112
Total marketable securities	$52,078	$—	$(26)	$52,052

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$1,674	$—	$—	$1,674
Reverse repurchase agreements	7,250	—	—	7,250
Total cash equivalents	8,924	—	—	8,924
Marketable securities:
U.S. treasury securities	1,502	—	(1)	1,501
U.S. government securities	36,082	—	(101)	35,981
Total marketable securities	$37,584	$—	$(102)	$37,482

The reverse repurchase agreements are settled in cash nightly, and as such are classified as cash equivalents.

As of December 31, 2018 and 2017, all debt securities with an unrealized loss position have been in a loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position as of December 31, 2018 and 2017 were $45.6 million and $37.5 million, respectively, with no individual securities in a significant unrealized loss position. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions and would not be required to sell the securities before recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2018 and 2017.

The following table summarizes the contractual maturities of the Company's marketable securities at estimated fair value (in thousands):

	December 31,
	2018	2017
Due in one year or less	$52,052	$34,498
Due in 1 - 2 years	—	2,984
Total marketable securities	$52,052	$37,482

The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.

5.  Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2018	2017
Laboratory equipment	$981	$651
Furniture and office equipment	227	209
Computer equipment	89	111
Software	99	99
Leasehold improvements	374	271
Property and equipment, gross	1,770	1,341
Less: Accumulated depreciation and amortization	(752)	(487)
Property and equipment, net	$1,018	$854

Depreciation and amortization expense for the years ended December 31, 2018, 2017, and 2016 was $0.3 million, $0.2 million, and $0.1 million, respectively. All of the Company’s long-lived assets are located in the United States.

6.  Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Accrued compensation	$2,643	$1,837
Accrued contracted research and development costs	5,993	2,552
Accrued professional and consulting fees	807	672
Accrued and other current liabilities	133	159
Total accrued and other current liabilities	$9,576	$5,220

7.  Convertible Preferred Stock and Stockholders’ Equity

As of December 31, 2015, the Company had 2,172,520 shares of Series A convertible preferred stock outstanding and 4,999,976 shares of Series B convertible preferred stock outstanding with a related carrying value of $13.6 million and $44.7 million, respectively. Immediately prior to the closing of the Company’s initial public offering (“IPO”) in April 2016, all of the outstanding convertible preferred stock was automatically converted into 7,172,496 shares of common stock on a one-to-one basis, with the aggregate total carrying value of $58.3 million reclassified to common stock and additional paid-in capital. As of December 31, 2018 and 2017, there were no shares of preferred stock outstanding.

On April 12, 2016, the Company closed an IPO of its common stock, which resulted in the sale of 5,481,940 shares of its common stock at a public offering price of $10.00 per share, including 481,940 shares of common stock issued upon the partial exercise by the underwriters of their option to purchase additional shares. The Company received $47.3 million in aggregate cash proceeds, net of underwriting discounts and commissions of $3.8 million and offering costs of $3.7 million incurred by the Company.

In connection with the IPO, the Company amended its Restated Certificate of Incorporation to change the authorized capital stock to 510,000,000 shares of which 500,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock, all with a par value of $0.0001 per share. Each holder of common stock is entitled to one vote for each share of common stock held. The Company’s common stock is not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the board of directors, in its discretion, determines to issue dividends and then only at the times and in the amounts that the board of directors may determine. As of December 31, 2018, no common stock dividends have been declared by the board of directors.

Follow-on Public Offerings

In June 2017, the Company issued and sold 3,000,000 shares of common stock in an underwritten public offering pursuant to a shelf registration statement on Form S-3 at a public offering price of $4.10 per share. The net proceeds to the Company from this public offering was $11.4 million, after deducting underwriting discounts and commissions of $0.6 million and offering costs of $0.3 million.

In April 2018, the Company issued and sold 5,046,510 shares of common stock in an underwritten public offering pursuant to a shelf registration statement on Form S-3 at a public offering price of $8.00 per share, including 546,510 shares of common stock issued upon the partial exercise by the underwriters of their option to purchase additional shares. The net proceeds to the Company from this public offering was $37.7 million, after deducting underwriting discounts and commissions of $2.4 million and offering costs of $0.3 million.

At-The-Market Offering

In May 2017, the Company entered into a sales agreement with JonesTrading Institutional Services LLC, as sales agent and underwriter, pursuant to which the Company may issue and sell shares of its common stock for an aggregate offering price of $20.0 million under an at-the-market (“ATM’) offering program. In October 2018, the Company sold 1,845,820 shares of common stock in a single transaction pursuant to the ATM at an offering price of $9.21 per share for gross proceeds of $17.0 million, resulting in net proceeds of $16.4 million after deducting underwriting fees and offering expenses.

The Company subsequently terminated the ATM sales agreement with JonesTrading in December 2018 and entered into a sales agreement with Jeffries LLC, as sales agent and underwriter, to issue and sell shares of the Company’s common stock for an aggregate offering price of $60.0 million under an ATM offering program.

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

The contract ended in May 2018 with the full $19.8 million grant recognized as revenue over the life of the award. For the years ended December 31, 2018, 2017, and 2016 the Company recognized $3.9 million, $5.2 million, and $4.6 million, respectively, in grant revenues for qualified expenditures under the grant. As of December 31, 2018, all grant proceeds had been collected. As of December 31, 2017, the Company had an outstanding grant receivable of $3.1 million for the grant expenditures that were paid but had not been reimbursed and deferred revenue of $20,000 for proceeds received but for which the costs had not been incurred or the conditions of the award had not been met.

9.  Stock-Based Compensation

2015 Equity Incentive Plan

In March 2015, the Company adopted the 2015 Equity Incentive Plan (“2015 Plan”), administered by the board of directors, and provides for the Company to sell or issue common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. Under the terms of the 2015 Plan, the exercise prices, vesting and other restrictions may be determined at the discretion of the board of directors, or their committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant, the term of stock options may not be greater than ten years for all grants, and for grantees holding more than 10% of the total combined voting power of all classes of stock, the term may not be greater than five years.

The Company granted options under the 2015 Plan until April 2016 when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding under the 2015 Plan.

As of December 31, 2018, a total of 268,716 shares of common stock are subject to options outstanding under the 2015 Plan and will become available under the 2016 Equity Incentive Plan (“2016 Plan”) to the extent the options are forfeited or lapse unexercised.

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

In October 2018, the 2016 plan was amended to increase the number of shares of common stock reserved for issuance thereunder by 1,759,602 shares, extend the term of the 2016 Plan through August 7, 2028, and provide for an automatic increase in the number of shares reserved for issuance thereunder on January 1 of each year for the remaining term of the plan equal to (a) 4.0% of the number of issued and outstanding shares of common stock on December 31 of the immediately preceding year, or (b) a lesser amount as approved by the board each year. The superseded 2016 Plan provision to provide an annual increase in the number of shares available for issuance required the Company’s board of directors to approve the increase, up to 4%, prior to January 1 of each relevant year. As a result of the operation of each of these provisions, on January 1, 2019, 2018, and 2017, an additional 965,603, 666,807, and 537,233 shares, respectively, became available for issuance under the 2016 Plan.

As of December 31, 2018, the total number of shares reserved for issuance under the 2016 Plan was 4,750,902, of which 2,760,071 shares were subject to outstanding option awards.

2018 Equity Inducement Plan

In February 2018, the board of directors approved and adopted the 2018 Equity Inducement Plan (“2018 Plan”), which became effective on the same date. The board of directors approved an initial reserve of 1,100,000 shares of common stock to be used exclusively for individuals who were not previously employees or directors, or following a bona fide period of non-employment, as an inducement material to the individual entering into employment with the Company. Nonqualified stock options or restricted stock units may be granted under the 2018 Plan at the discretion of the Compensation Committee or the board of directors. The Company did not seek stockholder approval of the 2018 Plan pursuant to Nasdaq Rule 5635(c)(4).

As of December 31, 2018, the total number of shares reserved for issuance under the 2018 Plan was 1,100,000, of which 113,900 shares were subject to outstanding option awards.

Under the 2016 Plan and 2018 Plan, the Company may grant stock-based awards with service conditions (“service-based” awards), performance conditions (“performance-based” awards), and market conditions (“market-based” awards). Service-based awards granted under the 2018 Plan, 2016 Plan, and 2015 Plan generally vest over four years and expire after ten years, although awards have been granted with vesting terms less than four years.

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“2016 ESPP”) became effective in April 2016. A total of 165,000 shares of common stock were reserved for issuance under the 2016 ESPP. Eligible employees may purchase shares of common stock under the 2016 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 2,000 shares during any one purchase period or a lesser amount determined by the board of directors. The 2016 ESPP will terminate ten years from the first purchase date under the plan, unless terminated earlier by the board of directors.

As of December 31, 2018, the reserve remaining and available for future issuance under the 2016 ESPP was 50,851 shares.

In June 2018, the 2016 ESPP was amended to provide for an automatic annual increase in the number of shares reserved for issuance thereunder on January 1 of each year for the remaining term of the year equal to (a) 1.0% of the number of issued and outstanding shares of common stock on December 31 of the immediately preceding year, or (b) a lesser amount as approved by the board of directors each year. As a result of the operation of this provision, on January 1, 2019, an additional 241,400 shares became available for issuance under the 2016 ESPP.

The following table summarizes employee and non-employee stock option activity for the year ended December 31, 2018:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2017	2,361,360	$5.21	8.72	$2,482
Granted	1,668,800	8.03
Exercised	(521,665)	5.42
Forfeited	(365,808)	5.20
Outstanding as of December 31, 2018	3,142,687	$6.67	8.52	$4,798
Options vested and expected to vest as of December 31, 2018	2,939,785	$6.49	8.45	$4,786
Options exercisable as of December 31, 2018	1,160,819	$5.85	7.68	$2,470

The aggregate intrinsic value of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of the reporting date.

For the years ended December 31, 2018, 2017, and 2016, the weighted-average grant date fair value of options granted was $8.03, $5.22, and $7.04, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018 and 2017 was $1.9 million and $0.3 million, respectively. There were no option exercises during the year ended December 31, 2016.

There were no stock options issued to non-employees during the years ended December 31, 2018, 2017, and 2016. For the year ended December 31, 2018, 6,626 non-employee stock options vested in the period. For the years ended December 31, 2017 and 2016, no non-employee stock options vested in the period.

Restricted Common Stock

The Company issued 253,232 restricted stock awards (“RSAs”) during the year ended December 31, 2015 with time-based and performance-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award.

The following table summarizes employee and non-employee restricted stock activity for the year ended December 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted common stock as of December 31, 2017	33,307	$1.84
Granted	—	—
Vested	(26,444)	1.87
Forfeited	—	—
Unvested restricted common stock as of December 31, 2018	6,863	$1.73

The fair value of RSAs that vested during the years ended December 31, 2018, 2017, and 2016 was $0.2 million, $0.2 million, and $0.3 million, respectively. There were no RSAs granted to non-employees during the years ended December 31, 2018, 2017, and 2016. For the year ended December 31, 2018, 21,645 non-employee RSAs vested in the period. For the years ended December 31, 2017 and 2016, no non-employee RSAs vested in the period.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized from the Company’s equity incentive plans, 2018 Plan, and the 2016 ESPP for the years ended December 31, 2018, 2017, and 2016 was as follows (in thousands):

	Year Ended December 31,
	2018		2017		2016
	Employees	Non-Employees	Employees	Non-Employees	Employees	Non-Employees
Research and development	$1,440	$234	$961	$—	$389	$—
General and administrative	2,606	—	1,531	—	832	—
Total stock-based compensation expense	$4,046	$234	$2,492	$—	$1,221	$—

No related tax benefits were recognized for the years ended December 31, 2018, 2017, and 2016 (see Note 11).

The employee and non-employee awards contain both performance and service-based vesting conditions. No expense was recognized for the unvested employee and non-employee awards with only a performance condition for the years ended December 31, 2018, 2017, and 2016. The performance-based vesting conditions represent specific performance targets. Compensation expense for employee and non-employee share-based payment awards with performance conditions is recognized when the performance condition is deemed probable.

In November 2018, the Company’s board of directors approved the acceleration of vesting and an extension in the exercise period for all outstanding equity awards held by one director upon his resignation (see Note 14). The result was a modification of 86,252 outstanding stock options and 43,290 restricted stock awards. The incremental fair value of $0.3 million, in connection with the modification of the awards, was recognized as stock compensation expense upon resignation with no future service or performance conditions required.

As of December 31, 2018, the Company had an aggregate of $8.6 million of unrecognized stock-based compensation expense for options outstanding, which is expected to be recognized over a weighted average period of 2.7 years. There was no unrecognized stock-based compensation expense for RSAs outstanding as of December 31, 2018.

In determining the fair value of the stock-based awards, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

Expected Volatility

Since the Company was privately held through April 2016, it alone does not have the relevant company-specific historical data to support its expected volatility. As such, the Company has used an average of expected volatilities based on the volatilities of a representative group of publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. Subsequent to the IPO, the Company began to consider the Company’s own historic volatility. However, due to its limited history as a public company, the Company still uses peer company data to assist in this analysis. For purposes of identifying comparable companies, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company intends to consistently apply this process using the same or similar comparable entities until a sufficient amount of historical information regarding the volatility of the Company’s own share price becomes available.

Risk-Free Interest Rate

The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend

The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

The fair value of the stock options granted under the 2018 Plan, 2016 Plan, and 2015 Plan and the shares available for purchase under the 2016 ESPP were determined using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used in calculating the fair value of the awards:

	Year Ended December 31,
	2018	2017	2016
2018 Plan, 2016 Plan, and 2015 Plan
Expected term (in years)	5.20	5.88	5.99
Expected volatility	74%	86%	87%
Risk-free interest	2.42%	2.00%	1.28%
Dividend yield	0%	0%	0%
2016 ESPP
Expected term (in years)	0.50	0.50	0.45
Expected volatility	66%	78%	82%
Risk-free interest	2.20%	1.06%	0.50%
Dividend yield	0%	0%	0%

10.  Defined Contribution Plan

In September 2016, the Company began to sponsor a 401(k) retirement plan in which substantially all of its full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. During the years ended December 31, 2018, 2017, 2016, the Company provided $0.2 million, $0.1 million, and $0.1 million, respectively, in contributions to the plan.

11.  Income Taxes

For the years ended December 31, 2018, 2017, and 2016, the Company recognized no provision or benefit from income taxes. The difference between the Company’s provision for income taxes and the amounts computed by applying the statutory federal income tax rate to income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Tax provision derived by applying the federal statutory rate to income before income taxes	$(9,313)	$(9,260)	$(7,377)
Permanent differences and other	264	296	333
Federal tax credits	(1,211)	(1,294)	(1,921)
State tax credits	464	(284)	(404)
Change in tax rate	—	7,869	—
Change in the valuation allowance	9,796	2,673	9,369
Income tax expense /(benefit)	$—	$—	$—

The components of the deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets
Net operating loss carryforward	$20,276	$12,170
Intangible assets	38	29
Accrued expense	508	333
Stock-based compensation	682	386
Federal tax credits	7,260	5,572
State tax credits	359	824
Other	73	75
Total deferred tax assets	29,196	19,389
Deferred tax liabilities
Depreciable assets	$(74)	$(63)
Total deferred tax liabilities	(74)	(63)
Less: Valuation allowance	(29,122)	(19,326)
Deferred tax assets, net	$—	$—

On December 22, 2017, the 2017 Tax Act was signed into law making significant changes to the Internal Revenue Code. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates from a maximum of 35% to a flat 21% rate and reducing the orphan drug credit from 50% to 25% of qualifying expenditures, effective for tax years beginning after December 31, 2017. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate under the 2017 Tax Act, the Company revalued its deferred tax assets and liabilities as of December 31, 2017 resulting in a $7.9 million decrease in net deferred assets, with a corresponding reduction in the valuation allowance. The accounting for the income tax effects of the 2017 Tax Act and related adjustments were completed and included in the financial statements as of and for the year ended December 31, 2017. There were no income tax effects from the 2017 Tax Act for the year ended December 31, 2018.

The Company has established a valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of the deferred tax asset based on the Company’s lack of earnings history. The valuation allowance increased by $9.8 million, $2.7 million, and $9.4 million during the years ended December 31, 2018, 2017, and 2016, respectively, primarily due to continuing loss from operations.

As of December 31, 2018 and 2017, the Company had U.S. net operating loss carryforwards (“NOL”) of $96.6 million and $58.0 million, respectively. As of December 31, 2018 and 2017, the Company had U.S. tax credit carryforwards of $7.3 million and $5.6 million, respectively, and state tax credit carryforwards of $0.4 million and $1.0 million, respectively. The net operating loss and tax credit carryforwards will begin to expire in 2033, if not utilized. The net operating loss and credit carryforwards are subject to Internal Revenue Service adjustments until the statute closes on the year the net operating loss or tax credits are utilized.

As part of the PATH Act of 2015, certain eligible companies have the ability to convert a portion of their research tax credits to offset payroll tax liabilities. During the year ended December 31, 2017, the Company converted $0.5 million of its research tax credit to offset payroll tax liabilities. The Company did not convert any research tax credits to offset payroll tax liabilities during the years ended December 31, 2018 and 2016. As of December 31, 2018 and 2017, the Company held a payroll tax credit receivable of $0.3 million and $0.4 million, respectively, in prepaid expenses and other current assets and $0.0 million and $0.1 million, respectively, in other non-current assets.

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

The Company files income tax returns in the U.S. and state jurisdictions. The Company is subject to examination by taxing authorities in its significant jurisdictions for the 2015 and subsequent years. However, due to NOL and tax attribute carryovers, the taxing authorities have the ability to adjust the NOLs and other tax attributes related to closed years. As of December 31, 2018 and 2017, there were no amounts recorded for uncertain tax positions.

12.  Net Loss Per Share

The Company computed net loss attributable per common stockholder using the two-class method required for participating securities through the date of the IPO. Immediately prior to the closing of the IPO, all outstanding convertible preferred stock was converted into common stock (see Note 7). The Company considered convertible preferred stock to be participating securities. In the event that the Company had paid out distributions, holders of convertible preferred stock would have participated in the distribution.

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

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of that class of common stock outstanding during the period. For periods in which the Company generated a net loss, the Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive.

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Series A convertible preferred stock	—	—	611,392
Series B convertible preferred stock	—	—	1,407,097
Unvested restricted common stock	26,841	57,629	100,634
Options to purchase common stock	3,014,984	2,043,420	1,063,778

13.  Research and License Agreements

License Agreements

In December 2013, two of the Company’s wholly owned subsidiaries, AECase, Inc. (“AECase”) and AEMase, Inc. (“AEMase”), entered into license agreements with the University of Texas at Austin (the “University”) under which the University granted to AECase and AEMase exclusive, worldwide, sublicenseable licenses. The University granted the AECase license under a patent application relating to the right to use technology related to the Company’s AEB3103 product candidate. The University granted the AEMase license under a patent relating to the right to use technology related to the Company’s AEB2109 product candidate.

In January 2017, the Company entered into an Amended and Restated Patent License Agreement (the “Restated License”) with the University which consolidated the two license agreements, revised certain obligations, and licensed additional patent applications and invention disclosures to the Company. Pursuant to the terms of the Restated License, the Company may be required to pay the University up to $6.4 million in milestone payments based on the achievement of certain development milestones, including clinical trials and regulatory approvals, the majority of which are due upon the achievement of later development milestones, including a $5.0 million payment due on regulatory approval of a product and a $0.5 million payment payable on final regulatory approval of a product for a second indication. In addition, the Company is required to pay the University a low single-digit royalty on worldwide-net sales of products covered under Restated License, together with a revenue share on non-royalty consideration received from sublicensees. The rate of the revenue share ranges from 6.5% to 25% depending on the date the sublicense agreement is signed.

For the years ended December 31, 2018, 2017 and 2016, the Company paid $50,000, $30,000 and $10,000, respectively, in annual license fees.

In connection with the above license agreements, the Company also entered into a Sponsored Research Agreement (the “SRA”) with the University in December 2013, which was subsequently amended. Under the terms of this research agreement, the Company engaged the University to perform certain nonclinical research activities related to the systemic depletion of amino acids for cancer and rare genetic disease therapy. The SRA expired on August 31, 2018. For the years ended December 31, 2018, 2017, and 2016, the Company paid $0.2 million, $0.6 million, and $0.8 million, respectively, to the University under the SRA.

14.  Related Party Transactions

One of the founders (“Founder”), a non-employee member of the Company’s board of directors, entered into a consulting agreement with the Company in 2014 under which the Founder would receive $50,000 per year for a fixed number of hours of consulting and advisory services and receive equity incentive shares, which converted into 43,290 restricted stock awards and 13,852 stock options upon the LLC Conversion, with the vesting contingent on time and performance milestones being achieved.

Effective November 7, 2018, the Founder resigned from his position as a member of the Company’s board of directors and is no longer deemed a related party. Upon resigning, the board of directors approved the immediate vesting of all unvested stock options and restricted stock. Additionally, the exercise period was extended from 90 days to 180 days. The acceleration of vesting and extension of the exercise period resulted in additional stock-based compensation expense (see Note 9).

For the year ended December 31, 2018, there were no payments made to the Founder under the consulting agreement. In each of the years ended December 31, 2017 and 2016, the Company paid $50,000 to the Founder under the consulting agreement. As of December 31, 2018 and 2017, the Company had no outstanding liability to the related party.

15.  Commitments and Contingencies

The Company leases office and laboratory space in Austin, Texas under operating leases that commenced in January 2015 and February 2017, respectively. The office lease was amended in September 2016 to increase office space and extend the term to December 31, 2020. In addition, the amended office lease provides for tenant improvement allowances on both the original space and expansion space totaling $0.2 million.

The Company signed a new laboratory lease agreement in October 2017 for the original laboratory space, which commenced on January 1, 2018. The laboratory lease was subsequently amended in October 2018 to increase the space and extend the lease term to September 30, 2021.

As provided in the office and laboratory leases, monthly lease payments are subject to annual increases through the lease term. The Company recognizes rent expense on a straight-line basis over the non-cancellable term of each lease.

The Company is subject to security deposit requirements under the terms of the amended office lease and laboratory lease agreements, totaling $48,000, until the expiration of the lease. The lessor is entitled to retain all or any part of the security deposit for payment in the event of any uncured default by the Company under the terms of the lease.

Future annual minimum lease payments due under non-cancellable operating leases at December 31 of each year are as follows (in thousands):

2019	$397
2020	409
2021	83
Thereafter	—
Total minimum lease payments	$889

For the years ended December 31, 2018, 2017, and 2016, the Company incurred $0.4 million, $0.4 million, and $0.2 million in rent expense under non-cancellable operating leases.

16.  Subsequent Events

In February 2019, the Company issued and sold 4,625,000 shares of common stock at a public offering price of $8.00 per share and pre-funded warrants to purchase 4,000,000 shares of common stock at a public offering price of $7.9999 per warrant in an underwritten public offering pursuant to a shelf registration statement on Form S-3. This includes the full exercise by the underwriters of their option to purchase up to 1,125,000 additional shares of common stock. The net proceeds to the Company from this public offering were approximately $64.5 million, after deducting underwriting discounts and commissions of $4.1 million and estimated offering costs of $0.4 million.

17.  Selected Quarterly Financial Data (Unaudited)

Selected quarterly results from operations for the years ended December 31, 2018 and 2017 are as follows (in thousands, except per share amounts):

	2018 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Grant revenues	$1,510	$2,378	$—	$—
Loss from operations	(8,245)	(9,670)	(12,243)	(15,305)
Net loss	(8,119)	(9,414)	(11,917)	(14,898)
Basic and diluted net loss per common share	$(0.49)	$(0.46)	$(0.54)	$(0.62)

	2017 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Grant revenues	$982	$1,479	$1,261	$1,483
Loss from operations	(6,331)	(6,720)	(7,998)	(6,627)
Net loss	(6,247)	(6,632)	(7,874)	(6,483)
Basic and diluted net loss per common share	$(0.47)	$(0.47)	$(0.48)	$(0.39)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements

See Index to Financial Statements at Item 8 herein.

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

		Incorporate by Reference
Exhibit				Date of	Exhibit	Filed
Number	Description of Document	Form	File No.	Filing	No.	Herewith

3.1*	Restated Certificate of Incorporation	S-1/A	333-205001	9/14/2015	3.2

3.4*	Restated Bylaws	S-1/A	333-205001	9/14/2015	3.4

4.1*	Form of Common Stock Certificate.	S-1/A	333-205001	9/14/2015	4.1

4.2*	Amended and Restated Investors’ Rights Agreement, dated March 10, 2015, by and among the Registrant and certain of its stockholders, as amended.	S-1	333-205001	6/16/2015	4.2

4.3	Amendment #1, dated December 4, 2018, to Amendment and Restated Investors' Rights Agreement, as amended					X

4.4	Form of Pre-Funded Warrants	8-K	001-37722	2/7/2019	4.1

10.1*	Form of Amended and Restated Indemnification Agreement.	10Q	001-37722	8/9/2018	10.1

10.2*‡	2015 Equity Incentive Plan and forms of award agreements.	S-1	333-205001	6/16/2015	10.2

10.3‡	2016 Equity Incentive Plan and forms of award agreements, as amended.	10Q	001-37722	11/8/2018	10.2

10.4*‡	2016 Employee Stock Purchase Plan and forms of award agreements, as amended.					X

10.5*‡	2018 Equity Inducement Plan	S-8	333-223614	3/13/2018	99.2

10.6*‡	Form of Stock Restriction Agreement.	S-1	333-205001	6/16/2015	10.5

10.7*‡	Form of Severance Agreement	8-K	001-37722	4/16/2018	10.1

10.8*†	Sponsored Research Agreement No. UTA13-001113, dated December 24, 2013, between The University of Texas at Austin (“UT-Austin”) and Aeglea BioTherapeutics, Inc., Aeglea Development Company, Inc., AERase, Inc., AEMase, Inc., AECase, Inc., AE4ase, Inc., AE5ase, Inc. and AE6ase., Inc., as amended.	10-Q	001-37722	11/7/2017	10.3

		Incorporate by Reference
Exhibit				Date of	Exhibit	Filed
Number	Description of Document	Form	File No.	Filing	No.	Herewith

10.9*	Office Lease, dated November 24, 2014, between Barton Oaks Office Center, LLC and the Registrant.	S-1	333-205001	6/16/2015	10.11

10.10*	First Amendment to Office Lease and Assignment and Assumption of Lease dated September 20, 2016 to Office Lease dated November 24, 2014, between Barton Oaks Office Center, LLC, Aeglea Development Company, Inc., and Aeglea BioTherapeutics, Inc.	10-Q	001-37722	11/9/2016	10.1

10.11*‡	Consulting Agreement, dated February 18, 2014, by and between the Registrant and George Georgiou.	S-1	333-205001	6/16/2015	10.12

10.12#

Amended and Restated Patent License Agreement No. PM1401501, dated January 31, 2017, between the Registrant and The University of Texas at Austin on behalf of the Board of Regents of the University of Texas system

						X

10.13*†	Cancer Research Grant Contract, dated June 15, 2015, between AERase, Inc. and the Cancer Prevention Research Institute of Texas.	S-1	333-205001	6/16/2015	10.15

10.14‡	Offer Letter, dated June 16, 2014, issued by the Registrant to Mr. Charles N. York II.	10-K	001-37722	3/23/2017	10.19

10.15‡	Offer Letter, dated June 20, 2017, issued by the Registrant to Dr. James Wooldridge.	10-K	001-37722	3/13/2018	10.17

10.16	Offer Letter, dated July 18, 2018, by and between the Registrant and Anthony G. Quinn	8-K	001-37722	7/23/2018	10.1

10.17	Severance Agreement, dated July 18, 2018, by and between the Registrant and Anthony G. Quinn	8-K	001-37722	7/23/2018	10.2

10.18#

Master Services Agreement, dated November 26, 2018, between the Registrant, Fujifilm Diosynth Biotechnologies UK Limited, Fujifilm Diosynth Biotechnologies Texas, LLC, and Fujifilm Diosynth Biotechnologies U.S.A, Inc.

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

Date: March 7, 2019

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

Signature	Title	Date

/s/ Anthony G. Quinn, M.B Ch.B, Ph.D.	President, Chief Executive Officer and Director	March 7, 2019
Anthony G. Quinn, M.B. Ch.B, Ph.D.	(Principal Executive Officer)

/s/ Charles N. York II	Chief Financial Officer and Vice President	March 7, 2019
Charles N. York II	(Principal Accounting Officer and Principal Financial Officer)

/s/ Russell J. Cox	Director	March 7, 2019
Russell J. Cox

/s/ Sandesh Mahatme, LLM	Director	March 7, 2019
Sandesh Mahatme, LLM

/s/ Armen Shanafelt, Ph.D.	Director	March 7, 2019
Armen Shanafelt, Ph.D.

/s/ Suzanne Bruhn, Ph.D.	Director	March 7, 2019
Suzanne Bruhn, Ph.D.

/s/ Ivana Magovcevic-Liebisch, Ph.D.
Ivana Magovcevic-Liebisch, Ph.D.	Director	March 7, 2019

/s/ Bryan Lawlis, Ph.D.
Bryan Lawlis, Ph.D.	Director	March 7, 2019