Form 10-Q
period 2019-03-31
Aeglea BioTherapeutics, Inc.
filed 2019-05-07
CIK 1636282

T W

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value Per Share	AGLE	The Nasdaq Stock Market LLC (Nasdaq Global Market)

As of May 1, 2019, the registrant had 28,848,303 shares of common stock, $0.0001 par value per share, outstanding.

AEGLEA BIOTHERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, use of proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$85,645	$22,461
Marketable securities	38,070	52,052
Prepaid expenses and other current assets	3,103	2,158
Total current assets	126,818	76,671
Property and equipment, net	952	1,018
Other non-current assets	749	50
TOTAL ASSETS	$128,519	$77,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,223	$663
Operating lease liabilities	317	—
Accrued and other current liabilities	8,266	9,576
Total current liabilities	11,806	10,239
Non-current operating lease liabilities	372	—
Other non-current liabilities	52	72
TOTAL LIABILITIES	12,230	10,311
Commitments and Contingencies (Note 6 and 10)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2019 and December 31, 2018; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 28,837,352 shares and 24,140,097 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	3	2
Additional paid-in capital	250,301	184,314
Accumulated other comprehensive income (loss)	13	(27)
Accumulated deficit	(134,028)	(116,861)
TOTAL STOCKHOLDERS’ EQUITY	116,289	67,428
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,519	$77,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Grant	$—	$1,510

Operating expenses:
Research and development	14,389	6,870
General and administrative	3,268	2,885
Total operating expenses	17,657	9,755
Loss from operations	(17,657)	(8,245)

Other income (expense):
Interest income	507	143
Other expense, net	(17)	(17)
Total other income	490	126
Net loss	$(17,167)	$(8,119)

Net loss per share, basic and diluted	$(0.59)	$(0.49)
Weighted-average common shares outstanding, basic and diluted	29,011,737	16,672,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(17,167)	$(8,119)
Other comprehensive income:
Unrealized gain on marketable securities	40	4
Total comprehensive loss	$(17,127)	$(8,115)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances - December 31, 2018	24,140	$2	$184,314	$(27)	$(116,861)	$67,428
Issuance of common stock in connection with employee stock purchase plan	20	—	143	—	—	143
Issuance of common stock in connection with exercise of stock options	52	—	261	—	—	261
Issuance of common stock and pre-funded warrants in connection with public offering, net of offering costs	4,625	1	64,502	—	—	64,503
Stock-based compensation expense	—	—	1,081	—	—	1,081
Unrealized gain on marketable securities	—	—	—	40	—	40
Net loss	—	—	—	—	(17,167)	(17,167)
Balances - March 31, 2019	28,837	$3	$250,301	$13	$(134,028)	$116,289

Balances - December 31, 2017	16,670	$2	$122,950	$(102)	$(72,513)	$50,337
Issuance of common stock in connection with employee stock purchase plan	31	—	78	—	—	78
Issuance of common stock in connection with exercise of stock options	109	—	785	—	—	785
Stock-based compensation expense	—	—	835	—	—	835
Unrealized gain on marketable securities	—	—	—	4	—	4
Net loss	—	—	—	—	(8,119)	(8,119)
Balances - March 31, 2018	16,810	$2	$124,648	$(98)	$(80,632)	$43,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,167)	$(8,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	100	70
Purchase net discount on marketable securities	243	—
Net accretion of discount on marketable securities	(275)	(14)
Stock-based compensation	1,081	835
Research and development services settled with stock	—	30
Other, net	69	(11)
Changes in operating assets and liabilities:
Accounts receivable - grant	—	(295)
Prepaid expenses and other assets	(928)	(102)
Accounts payable	2,289	396
Deferred revenue	—	(20)
Operating lease liabilities	(114)	—
Accrued and other liabilities	(1,105)	(217)
Net cash used in operating activities	(15,807)	(7,447)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(118)	(83)
Purchases of marketable securities	(19,750)	—
Proceeds from maturities of marketable securities	33,804	4,785
Net cash provided by investing activities	13,936	4,702
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and pre-funded warrants in public offering, net of offering costs	64,662	—
Proceeds from employee stock plan purchases and stock option exercises	399	688
Principal payments on finance lease obligation	(6)	—
Net cash provided by financing activities	65,055	688
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63,184	(2,057)

CASH AND CASH EQUIVALENTS
Beginning of period	22,461	12,817
End of period	$85,645	$10,760

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Leased assets obtained in exchange for lease obligations	$776	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

1. The Company and Basis of Presentation

Aeglea BioTherapeutics, Inc. (“Aeglea” or the “Company”) is clinical-stage biotechnology company that engineers next generation human enzymes to provide solutions for diseases with unmet medical need. The Company was formed as a Limited Liability Company (LLC) in Delaware on December 16, 2013 under the name Aeglea BioTherapeutics Holdings, LLC and was converted from a Delaware LLC to a Delaware corporation on March 10, 2015. The Company operates in one segment and has its principal offices in Austin, Texas.

Liquidity

As of March 31, 2019, the Company had working capital of $115.0 million, an accumulated deficit of $134.0 million, and cash, cash equivalents, and marketable securities of $123.7 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s products will require significant additional financing.

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

Based upon the Company’s current operating plans, the Company believes that it has sufficient resources to fund operations through the first quarter of 2021 with its existing cash, cash equivalents, and marketable securities. The Company will need to secure additional funding in the future, in order to carry out all of its planned research and development activities. If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of March 31, 2019, and its results of operations for the three months ended March 31, 2019 and 2018, changes in stockholders’ equity for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The December 31, 2018 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2018 as filed with the SEC.

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

Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific-identification method. There were no realized gains or losses on marketable securities for the three months ended March 31, 2019 and 2018. Interest on marketable securities is included in interest income.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and marketable securities. The Company’s investment policy limits investments to high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies, highly rated banks, and corporate issuers, subject to certain concentration limits and restrictions on maturities. The Company’s cash, cash equivalents, and marketable securities are held by financial institutions in the United States that management believes are of high credit quality. Amounts on deposit may at times exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents and its accounts are monitored by management to mitigate risk. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents and bond issuers.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the three months ended March 31, 2019 and 2018.

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

Leases

The Company determines if an arrangement is a lease at inception. Right-of-use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The classification of the Company's leases as operating or finance leases along with the initial measurement and recognition of the associated ROU assets and lease liabilities is performed at the lease commencement date. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The ROU asset is based on the measurement of the lease liability and also includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Rent expense for the Company's operating leases is recognized on a straight-line basis over the lease term. Amortization expense for the ROU asset associated with its finance leases is recognized on a straight-line basis over the term of the lease and interest expense associated with its finance leases is recognized on the balance of the lease liability using the effective interest method based on the estimated incremental borrowing rate.

The Company has lease agreements with lease and non-lease components. As allowed under Topic 842, the Company has elected to not separate lease and non-lease components for any leases involving real estate and office equipment classes of assets and, as a result, accounts for the lease and non-lease components as a single lease component. The Company has also elected to not apply the recognition requirement of Topic 842 to leases with a term of 12 months or less for all classes of assets.

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

Revenue Recognition

The Company’s sole source of revenue was grant revenue related to a $19.8 million research grant received from the Cancer Prevention and Research Institute of Texas (“CPRIT”), covering a four-year period from June 1, 2014 through May 31, 2018. Grant revenue was recognized when qualifying costs were incurred and there was reasonable assurance that the conditions of the award had been met for collection. Proceeds received prior to the costs being incurred or the conditions of the award being met were recognized as deferred revenue until the services were performed and the conditions of the award were met (see Note 7).

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

Stock-Based Compensation

The Company recognizes the cost of stock-based awards granted to employees and non-employees based on the estimated grant-date fair values of the awards. The value of the award is recognized as compensation expense on a straight-line basis over the requisite service period. Forfeitures are recognized when they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise. Compensation expense for employee and non-employee share-based payment awards with performance conditions is recognized when the performance condition is deemed probable.

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

Comprehensive Loss

Comprehensive loss is the change in stockholders’ equity from transactions and other events and circumstances other than those resulting from investments by stockholders and distributions to stockholders. The Company’s other comprehensive income is currently comprised of changes in unrealized gains on available-for-sale securities.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use (ROU) asset. On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach as of the adoption date in accordance with ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. Results for the three months ended March 31, 2019 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. The Company elected all of the available practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification of those leases in place as of January 1, 2019.

The following table summarizes the impact of the adoption of Topic 842 on the accompanying balance sheet as of January 1, 2019 (in thousands):

	December 31,	Effect of the Adoption of	January 1,
	2018	Topic 842	2019
Other non-current assets(1)	$50	$691	$741

Lease Liabilities:
Current operating lease liabilities	$—	$339	$339
Non-current operating lease liabilities	$—	$465	$465
Accrued and other current liabilities(2)	$9,576	$(41)	$9,535
Other non-current liabilities(3)	$72	$(72)	$—

(1)	Operating lease right-of-use assets are classified within other non-current assets.
(2)	Current deferred rent was classified within accrued and other current liabilities as of December 31, 2018.
(3)	Non-current deferred rent was classified within other non-current liabilities as of December 31, 2018.

The adjustments due to the adoption of Topic 842 related to the recognition of operating lease right-of-use assets and lease liabilities for the existing operating leases. A cumulative-effect adjustment to the beginning accumulated deficit balance was not required.

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

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables sets forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$14,613	$—	$—	$14,613
Reverse repurchase agreements	—	6,250	—	6,250
Commercial paper	—	42,931	—	42,931
U.S. government securities	—	1,119	—	1,119
Total financial assets	$14,613	$50,300	$—	$64,913

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$7,180	$—	$—	$7,180
Reverse repurchase agreements	—	6,250	—	6,250
Commercial paper	—	53,916	—	53,916
U.S. government securities	—	4,112	—	4,112
Total financial assets	$7,180	$64,278	$—	$71,458

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

4. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	$14,613	$—	$—	$14,613
Reverse repurchase agreements	6,250	—	—	6,250
Commercial paper	5,980	—	—	5,980
Total cash equivalents	26,843	—	—	26,843

Marketable securities
Commercial paper	36,938	15	(2)	36,951
U.S. government securities	1,119	—	—	1,119
Total marketable securities	$38,057	$15	$(2)	$38,070

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	$7,180	$—	$—	$7,180
Reverse repurchase agreements	6,250	—	—	6,250
Commercial paper	5,977	—	(1)	5,976
Total cash equivalents	19,407	—	(1)	19,406

Marketable securities
Commercial paper	47,964	—	(24)	47,940
U.S. government securities	4,114	—	(2)	4,112
Total marketable securities	$52,078	$—	$(26)	$52,052

The reverse repurchase agreements are settled in cash nightly, and as such are classified as cash equivalents.

As of March 31, 2019 and December 31, 2018, all debt securities with an unrealized loss position have been in a loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position as of March 31, 2019 and December 31, 2018 were $8.4 million and $45.6 million, respectively, with no individual securities in a significant unrealized loss position. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions and would not be required to sell the securities before recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of March 31, 2019 and December 31, 2018.

The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets. All of the cash equivalents and marketable securities held as of March 31, 2019 and December 31, 2018 had maturities of less than one year.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued compensation	$1,038	$2,643
Accrued contracted research and development costs	6,656	5,993
Accrued professional and consulting fees	447	807
Other	125	133
Total accrued and other current liabilities	$8,266	$9,576

6. Leases

The Company leases certain office space, laboratory facilities, and equipment. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional three years. These optional periods have not been considered in the determination of the right-of-use-assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options. The Company performed evaluations of its contracts and determined it has both operating and finance leases.

The following table summarizes the Company’s recognition of its operating and finance leases (in thousands):

	Classification	March 31, 2019
Assets
Operating	Other non-current assets	$621
Finance	Other non-current assets	78
Total leased assets		699

Liabilities
Current
Operating	Operating lease liabilities	317
Finance	Accrued and other current liabilities	26
Non-current
Operating	Non-current operating lease liabilities	372
Finance	Other non-current liabilities	52
Total lease liabilities		$767

The following table summarizes the weighted-average remaining lease term and discount rates for the Company’s operating and finance leases:

March 31, 2019
Lease term (years)
Operating leases	2.0
Finance leases	2.8

Discount rate
Operating leases	9.5%
Finance leases	9.5%

For the three months ended March 31, 2019 and 2018, the Company incurred $0.1 million and $0.1 million of rent expense, respectively, included in operating expenses in the results of operations in relation to its operating leases. Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2019 was $0.1 million and was included in net cash used in operating activities in the cash flows.

The maturities of the Company’s operating and finance lease liabilities as of March 31, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
2019 (excluding the three months ended March 31, 2019)	$265	$24
2020	409	32
2021	83	32
Total lease payments	757	88
Less:
Imputed interest	(68)	(10)
Total	$689	$78

As of December 31, 2018, future annual minimum lease payments, as defined under the previous lease accounting guidance of ASC Topic 840, due under non-cancelable operating leases at December 31 of each year are as follows (in thousands):

2019	$397
2020	409
2021	83
Thereafter	—
Total minimum lease payments	$889

7. Grant Revenues

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

The contract ended in May 2018 with the full $19.8 million grant recognized as revenue over the life of the award. The Company did not recognize any grant revenue in the three months ended March 31, 2019. For the three months ended March 31, 2018, the Company recognized $1.5 million for qualified expenditures under the grant. As of December 31, 2018, all grant proceeds had been collected.

8. Stockholders’ Equity

Public Offering

In February 2019, the Company issued and sold 4,625,000 shares of common stock at a public offering price of $8.00 per share and pre-funded warrants to purchase up to 4,000,000 shares of common stock at a public offering price of $7.9999 per warrant in an underwritten public offering pursuant to a shelf registration statement on Form S-3. This includes the full exercise by the underwriters of their option to purchase up to 1,125,000 additional shares of common stock. The net proceeds to the Company from this offering were $64.5 million, after deducting underwriting discounts and commissions of $4.1 million and offering costs of $0.4 million.

The public offering price for the pre-funded warrants was equal to the public offering price of the common stock, less the $0.0001 per share exercise price of each warrant. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital and have no expiration date. Per the terms of the warrant agreement, the outstanding warrants to purchase shares of common stock may not be exercised if the holder’s ownership of the Company’s common stock would exceed 4.99% (“Maximum Ownership Percentage”). By written notice to the Company, the holders may increase or decrease the Maximum Ownership Percentage. The revised Maximum Ownership Percentage would be effective 60 days after the notice is received by the Company. As of March 31, 2019, none of the pre-funded warrants have been exercised.

Stock-Based Compensation

The 2016 Equity Incentive Plan (“2016 Plan”) provides for an automatic increase in the number of shares reserved for issuance thereunder on January 1 of each year for the remaining term of the plan (through 2028) equal to (a) 4.0% of the number of issued and outstanding shares of common stock on December 31 of the immediately preceding year, or (b) a lesser amount as approved by the Company’s board of directors each year. As a result of this provision, on January 1, 2019 and January 1, 2018, an additional 965,603 and 666,807 shares, respectively, became available for issuance under the 2016 Plan.

As of March 31, 2019, the 2016 Plan had 1,499,373 shares available for future issuance.

During the three months ended March 31, 2019 and 2018, the Company issued an aggregate of 1,042,300 and 829,500 options to purchase common stock, respectively, under the Company’s equity incentive plans for an aggregate fair value of $6.2 million and $3.9 million, respectively.

Under the Company’s 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company issued and sold 20,132 shares for aggregate cash proceeds of $0.1 million during the three months ended March 31, 2019 and 30,937 shares for aggregate cash proceeds of $0.1 million during the three months ended March 31, 2018.

Total stock-based compensation expense related to the Company’s equity incentive plans and 2016 ESPP was as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Research and development	$402	$323
General and administrative	679	512
Total stock-based compensation expense	$1,081	$835

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the Company’s equity incentive plans, and the shares purchasable under the 2016 ESPP during the periods presented:

	Three Months Ended
	March 31,
	2019	2018
Equity Incentive Plans
Expected term (in years)	6.03	6.01
Expected volatility	82%	85%
Risk-free interest	2.57%	2.72%
Dividend yield	0%	0%

2016 ESPP
Expected term (in years)	0.49	0.49
Expected volatility	66%	69%
Risk-free interest	2.55%	2.00%
Dividend yield	0%	0%

9. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock and pre-funded warrants outstanding during the period. The pre-funded warrants are included in the computation of basic net loss per share as the exercise price is negligible and they are fully vested and exercisable. For periods in which the Company generated a net loss, the Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive.

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended
	March 31,
	2019	2018
Unvested restricted common stock	6,861	32,066
Options to purchase common stock	3,478,688	2,695,802

10. License Agreements

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

In January 2017, the Company entered into an Amended and Restated Patent License Agreement (the “Restated License”) with the University which consolidated the two license agreements, revised certain obligations, and licensed additional patent applications and invention disclosures to the Company. The Restated License was amended in August 2017, December 2017, and December 2018 to license additional patent applications, including the Company’s AEB4104 and AEB5100 product candidates. Pursuant to the terms of the Restated License, the Company may be required to pay the University up to $6.4 million in milestone payments based on the achievement of certain development milestones, including clinical trials and regulatory approvals, the majority of which are due upon the achievement of later development milestones, including a $5.0 million payment due on regulatory approval of a product and a $0.5 million payment payable on final regulatory approval of a product for a second indication. In addition, the Company is required to pay the University a low single-digit royalty on worldwide-net sales of products covered under the Restated License, together with a revenue share on non-royalty consideration received from sublicensees. The rate of the revenue share ranges from 6.5% to 25% depending on the date the sublicense agreement is signed.

11. Subsequent Events

In April 2019, the Company entered into a lease agreement (the “Lease”) for approximately 30,000 square feet that will include the new corporate headquarters and laboratory space. The Lease commenced on April 30, 2019 and will expire on April 30, 2028, with a Company option to extend the term for an additional five-years. The Company posted a customary letter of credit in the amount of $1.5 million as security, which is subject to automatic reductions per the terms of the Lease. A tenant improvement allowance of up to $1.0 million is provided within the Lease and the Company will manage the construction process. The total future minimum lease payments are approximately $10.7 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 7, 2019. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.”

Overview

We are a clinical-stage biotechnology company that engineers next generation human enzymes to provide solutions for diseases with unmet medical need. We believe our novel approach of utilizing human enzymes offers advantages that provide a greater likelihood of clinical success and commercial adoption.

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

Our lead product candidate, pegzilarginase, is engineered to degrade the amino acid arginine and is being developed to treat two extremes of arginine metabolism, including arginine excess in patients with Arginase 1 Deficiency, a rare genetic disease, as well as some cancers which have been shown to have a metabolic dependence on arginine. Pegzilarginase is being evaluated in multiple ongoing clinical trials. We recently completed our Phase 1/2 clinical trial for the treatment of Arginase 1 Deficiency and expect to start our single, global pivotal Phase 3 PEACE trial in patients with Arginase 1 Deficiency in the second quarter of 2019. Our ongoing clinical development consists of an open-label extension study for patients with Arginase 1 Deficiency, a Phase 1 clinical trial for the treatment of advanced solid tumors, and a Phase 1/2 combination clinical trial of pegzilarginase with pembrolizumab for the treatment of patients with small cell lung cancer, or SCLC. We are also building a pipeline of additional product candidates targeting key amino acids and other metabolites, including AEB4104 for the treatment of homocystinuria, AEB5100 for the treatment of cystinuria, and AEB3103 and AEB2109 for the treatment of cancer.

Since inception, we have devoted substantially all of our efforts and resources to identifying and developing product candidates, conducting nonclinical studies, initiating and conducting clinical trials, recruiting personnel and raising capital. To date, we have financed our operations primarily through private placements of our preferred stock, the initial public offering of our common stock, follow-on public offerings of our common stock, and collection of a research grant.

We have incurred net losses in each year since inception. Our net losses were $17.2 million and $8.1 million for the three months ended March 31, 2019 and 2018, respectively, and have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of March 31, 2019, we had an accumulated deficit of $134.0 million. We expect to continue to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase significantly as we continue our clinical and diagnostic development activities for our lead product candidate, pegzilarginase; concurrently develop our pipeline product candidates; expand and protect our intellectual property portfolio; hire additional personnel; and continue to operate as a public company.

Recent Developments

Pegzilarginase in Patients with Arginase 1 Deficiency

We recently completed a Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency to assess the safety and clinical activity of pegzilarginase. The Phase 1/2, multi-center, single-arm, open label trial of pegzilarginase enrolled 16 adult and pediatric patients with Arginase 1 Deficiency in the United States, Canada, and Europe, exceeding the initial target of 10 patients. The Phase 1/2 dosing was completed in February 2019, with 14 patients completing 8 weeks of repeat dosing. In April 2019, we presented interim clinical results at the 2019 Annual Meeting of the Society for Inherited Metabolic Disorders (SIMD) in Bellevue, Washington. The trial investigated both single ascending doses (Part 1) and repeated dosing (Part 2). The primary endpoint of the trial was safety and tolerability of intravenous administration of pegzilarginase in patients with Arginase 1 Deficiency. The trial also evaluated the pharmacokinetic and pharmacodynamic effects of repeated doses of pegzilarginase on plasma arginine levels. Additionally, patients who complete the repeat dose part of the Phase 1/2 trial are eligible to enroll in a long-term open label extension study.

In the Phase 1/2 clinical trial, pegzilarginase was effective in sustainably lowering plasma arginine, which is the primary endpoint in our single, global pivotal Phase 3 PEACE trial. Plasma arginine reduction was statistically significant (p<0.001) at eight weeks with sustained control through the duration of the trial. Patients in the trial also showed clinically meaningful responses in mobility and adaptive behavior, which are secondary endpoints in the global pivotal Phase 3 PEACE trial, as follows.

o

Five of five (100%) and five of 14 (36%) patients showed mobility improvements as measured by one or both of the six-minute walk test and the gross motor function measure at 20 weeks and 8 weeks, respectively.

o	One of five (20%) and three of ten (30%) patients showed adaptive behavior improvements as measured by the adaptive behavior system assessment at 20 weeks and 8 weeks, respectively.
o	Five of five (100%) and eight of 14 (57%) patients showed overall clinical response (mobility or adaptive behavior) at 20 weeks and 8 weeks, respectively.

Pegzilarginase was generally well tolerated. Treatment-related serious adverse events consisted of hypersensitivity and hyperammonemia. Hypersensitivity reactions were infrequent and managed with standard treatment. All patients continued study treatment.

We expect to begin the single, global pivotal Phase 3 PEACE trial in Arginase 1 Deficiency in the second quarter of 2019.

Public Offering

In February 2019, we issued and sold 4,625,000 shares of common stock at a public offering price of $8.00 per share and pre-funded warrants to purchase up to 4,000,000 shares of common stock at a public offering price of $7.9999 per warrant in an underwritten public offering pursuant to a shelf registration statement on Form S-3. This includes the full exercise by the underwriters of their option to purchase up to 1,125,000 additional shares of common stock. The net proceeds received from this offering were $64.5 million, after deducting underwriting discounts and commissions of $4.1 million and offering costs of $0.4 million.

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

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We believe that the assumptions and estimates associated with our most critical accounting policies are those relating to accrued research and development costs and stock-based compensation.

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	March 31,		Dollar
	2019	2018	Change	% Change
	(dollars in thousands)
Revenues:
Grant	$—	$1,510	$(1,510)	100%
Operating expenses:
Research and development	14,389	6,870	7,519	109%
General and administrative	3,268	2,885	383	13%
Total operating expenses	17,657	9,755	7,902	81%
Loss from operations	(17,657)	(8,245)	(9,412)	114%
Interest income	507	143	364	*
Other expense	(17)	(17)	—	0%
Net loss	$(17,167)	$(8,119)	$(9,048)	111%

*	Percentage not meaningful

Grant Revenues.    There was no grant revenue recognized for the three months ended March 31, 2019, resulting in a $1.5 million decrease, or 100%, from $1.5 million for the three months ended March 31, 2018. The grant contract ended in May 2018 with the full $19.8 million grant recognized as revenue over the life of the award.

Research and Development Expenses.    Research and development expenses increased by $7.5 million, or 109%, to $14.4 million for the three months ended March 31, 2019 from $6.9 million for the three months ended March 31, 2018. The change in research and development expenses was primarily due to:

•	Higher personnel-related expenses, which increased by $0.9 million as a result of additional headcount to expand our clinical development capabilities and internal research laboratory team;
•

Higher clinical development expenses, which increased by $2.9 million as a result of advancing and exceeding enrollment of our Phase 1/2 clinical trial and open-label extension study for pegzilarginase in patients with Arginase 1 Deficiency, preparing for our global pivotal Phase 3 PEACE trial for pegzilarginase in patients with Arginase 1 Deficiency, advancing and completing enrollment of three single agent cohort expansions for the Phase 1 trial in patients with advanced solid tumors, and advancing and completing enrollment of our Phase 1 combination trial in patients with small cell lung cancer; and

•

Higher manufacturing expenses, which increased by $3.7 million as a result of accelerated investment in manufacturing and pre-commercial activities for pegzilarginase and a ramp-up in manufacturing activities for our homocystinuria program.

General and Administrative Expenses.    General and administrative expenses increased by $0.4 million, or 13%, to $3.3 million for the three months ended March 31, 2019 from $2.9 million for the three months ended March 31, 2018. The increase in general and administrative expenses was primarily due to additional employee headcount and compensation to support company growth. Non-cash stock compensation expense accounted for $0.2 million of the increase.

Interest Income.    The increase in interest income to $0.5 million for the three months ended March 31, 2019 from $0.1 million for the three months ended March 31, 2018 was primarily due to increasing yield rates and the investment of additional funds received as a result of our public offerings in 2018 and February 2019.

Liquidity and Capital Resources

Sources of liquidity

We are a clinical-stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. Since our inception and through March 31, 2019, we have funded our operations primarily by raising an aggregate of $272.4 million of gross proceeds from the sale and issuance of convertible preferred and common equity securities, pre-funded stock warrants, and the collection of grant proceeds.

In February 2019, we sold an aggregate of 4,625,000 shares of common stock at a public offering price of $8.00 per share and pre-funded warrants to purchase up to 4,000,000 shares of common stock at a public offering price of $7.9999 per warrant. This includes the full exercise by the underwriters of their option to purchase up to 1,125,000 additional shares of common stock. The gross proceeds from this public offering were $69.0 million, resulting in net proceeds of $64.5 million after deducting underwriting discounts and commissions and offering costs. Additionally, we filed a new shelf registration statement on Form S-3 that was declared effective in February 2019 by the SEC for the potential offering, issuance and sale by us of up to $200.0 million, or the 2019 Registration Statement, of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and debt securities, subscription rights to purchase common stock and units consisting of all or some of these securities.

In December 2018, we entered into a sales agreement, or the 2018 Sales Agreement, with Jefferies LLC, as sales agent, to issue and sell shares of our common stock for an aggregate offering price of $60.0 million under an at-the-market offering program pursuant to the 2019 Registration Statement. As of March 31, 2019, $60.0 million of our common stock remained available for sale pursuant to the 2018 Sales Agreement.

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

Future funding requirements and operational plan

Our operational plan for the near future is to continue clinical trials for our lead product candidate pegzilarginase in Arginase 1 Deficiency and certain oncology indications, and to expand development for AEB4104 in patients with Homocystinuria and AEB5100 in patients with Cystinuria. As such, we plan to increase our research and development expenditures for the foreseeable future with nonclinical studies, clinical trials, manufacturing, and an integrated biomarker strategy. We expect our principal expenditures during this time period to include expenses for the following:

•	funding the continuing development of pegzilarginase;
•	funding the advancement of additional product candidates; and
•	funding working capital, including general operating expenses.

Due to our significant research and development expenditures, we have generated substantial losses in each period since inception. We have an accumulated deficit of $134.0 million as of March 31, 2019. We anticipate that we will continue to generate losses into the foreseeable future as we develop our product candidates, seek regulatory approval of those candidates and begin to commercialize any approved products. Until such time as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, research grants, collaborations, or other sources. We currently have no debt, credit facility or additional committed capital. To the extent that we raise additional equity, the ownership interest of our stockholders will be diluted.

Based on our available cash, cash equivalents, and marketable securities of $123.7 million as of March 31, 2019, we believe that we have sufficient resources to fund our operations through the first quarter of 2021. We have based this estimate on assumptions that may prove to be incorrect, however, and we could deplete our capital resources sooner than we expect.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	March 31,
	2019	2018
Net cash and cash equivalents (used in) provided by:
Operating activities	$(15,807)	$(7,447)
Investing activities	13,936	4,702
Financing activities	65,055	688
Net increase (decrease) in cash and cash equivalents	$63,184	$(2,057)

Cash used in operating activities

Cash used in operating activities for the three months ended March 31, 2019 was $15.8 million and reflected a net loss of $17.2 million. Our net loss was offset in part by a non-cash expense of $1.1 million for stock-based compensation, and $0.1 million for depreciation and amortization. The net change in operating assets and liabilities of $0.2 million was primarily related to a $1.2 million increase in accounts payable and accrued liabilities due to additional research and development costs associated with the clinical trials for pegzilarginase in patients with Arginase 1 Deficiency and cancer, partially offset by a $0.9 million increase in prepaid expenses and other assets due to advance payments associated with manufacturing of pegzilarginase and our global pivotal Phase 3 PEACE trial for Arginase 1 Deficiency.

Cash used in operating activities for the three months ended March 31, 2018 was $7.4 million and reflected a net loss of $8.1 million. Our net loss was offset in part by non-cash expenses of $0.8 million for stock-based compensation and $0.1 million for depreciation and amortization with a $0.2 million net decrease in operating assets and liabilities during the three months ended March 31, 2018.

Cash provided by investing activities

Cash provided by investing activities for the three months ended March 31, 2019 was $13.9 million and consisted of $33.8 million in maturities of marketable securities offset by $19.8 million in purchases of marketable securities and $0.1 million in purchases of property and equipment.

Cash provided by investing activities for the three months ended March 31, 2018 was $4.7 million and consisted of $4.8 million in maturities of marketable securities offset by $0.1 million in purchases of property and equipment.

Cash provided by financing activities

Cash provided by financing activities for the three months ended March 31, 2019 was $65.1 million, which primarily consisted of $69.0 million from the public offering of our common stock in February 2019, offset by $4.1 million in underwriting discounts and commissions and $0.2 million of paid offering costs, and $0.4 million in stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan.

Cash provided by financing activities for the three months ended March 31, 2018 was $0.7 million as a result of proceeds received from stock option exercises and the sale of common stock under our 2016 Employee Stock Purchase Plan.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2019 (in thousands):

	Payments Due by Period
	Less than	1 - 3	4 to 5	More than
	1 year	years	years	5 years
Operating leases	$367	$390	$—	$—
Finance lease	32	56	—	—
Total	$399	$446	$—	$—

We have entered into agreements in the normal course of business with contract research organizations for clinical trials and contract manufacturing organizations, and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon 30 to 60 days’ prior written notice to the vendor.

Off-Balance Sheet Arrangements

Through March 31, 2019, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use (ROU) asset. On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach as of the adoption date in accordance with ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. Results for the three months ended March 31, 2019 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. The Company elected all of the available practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification of those leases in place as of January 1, 2019.

The following table summarizes the impact of the adoption of Topic 842 on the accompanying balance sheet as of January 1, 2019 (in thousands):

	December 31,	Effect of the Adoption of	January 1,
	2018	Topic 842	2019
Other non-current assets(1)	$50	$691	$741

Lease Liabilities:
Current operating lease liabilities	$—	$339	$339
Non-current operating lease liabilities	$—	$465	$465
Accrued and other current liabilities(2)	$9,576	$(41)	$9,535
Other non-current liabilities(3)	$72	$(72)	$—

(1)	Operating lease right-of-use assets are classified within other non-current assets.
(2)	Current deferred rent was classified within accrued and other current liabilities as of December 31, 2018.
(3)	Non-current deferred rent was classified within other non-current liabilities as of December 31, 2018.

The adjustments due to the adoption of Topic 842 related to the recognition of operating lease right-of-use assets and lease liabilities for the existing operating leases. A cumulative-effect adjustment to the beginning accumulated deficit balance was not required.

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

As of March 31, 2019, we held $123.7 million in cash, cash equivalents, and marketable securities, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in reverse repurchase agreements, commercial paper, and U.S. government securities.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not yet demonstrated our ability to successfully complete a pivotal clinical trial, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Products, on average, take ten to 15 years to be developed from the time they are discovered to the time they are approved and available for treating patients. Although we have recruited a team that has experience with clinical trials, as a company we have little experience in conducting clinical trials. In part because of this lack of experience, we cannot be certain that planned or ongoing clinical trials will begin or be completed on time, if at all. Consequently, any predictions you make about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history or an established track record in commercializing products or conducting clinical trials.

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

We have a limited operating history and no approved products. Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of any of our product candidates, including pegzilarginase, for any of our target indications and to obtain necessary regulatory approvals. To date, we have recognized revenue solely from a fully utilized government grant and have not generated any product revenue. Even if we receive regulatory approval for any of our product candidates, we do not know when these product candidates will generate revenue for us, if at all.

In addition, since inception, we have incurred significant operating losses. For the three months ended March 31, 2019, we reported a net loss of $17.2 million. For the years ended December 31, 2018 and 2017, we reported a net loss of $44.3 million and $27.2 million, respectively. As of March 31, 2019, we had an accumulated deficit of $134.0 million. We have financed our operations primarily through private placements of our preferred stock, the initial public offering of our common stock, follow-on public offerings of our common stock, and collection of a research grant. We have devoted substantially all of our efforts to research and development. Currently, we are only conducting clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency, advanced solid tumors, and a combination clinical trial of pegzilarginase with pembrolizumab for the treatment of small cell lung cancer, or SCLC. We have not initiated clinical development of our other product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

In order to execute on our strategy of advancing the clinical development of our product candidates, we are  conducting multiple clinical trials for pegzilarginase, including our recently completed Phase 1/2 clinical trial for the treatment of Arginase 1 Deficiency, one Phase 1 clinical trial for the treatment of patients with advanced solid tumors, and one Phase 1/2 clinical trial to evaluate the combination of pegzilarginase with pembrolizumab for the treatment of patients with SCLC. We are conducting expansion cohorts of our Phase 1 trial of pegzilarginase for the treatment of advanced solid tumors to study small cell lung cancer, uveal melanoma, and cutaneous melanoma, and each of these histologies has been shown in published literature and preclinical studies to demonstrate a dependence on arginine in a substantial proportion of tumors. If our product candidate fails to work as we expect, or if we need to conduct additional studies to better understand the relationship between our product candidate and clinical activity, our ability to assess the therapeutic effect, seek regulatory approval or otherwise begin or further clinical development, could be compromised. For instance, we discontinued clinical development of pegzilarginase for the treatment of the hematological malignancies acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS, in December 2017 due to lack of evidence of clinical benefit. Also, while we have shown in our Phase 1/2 trial for the treatment of Arginase 1 Deficiency that a reduction of arginine and its metabolites appears to result in clinical benefit, the Health Authorities may not agree with our assessment. Such an event may result in longer development times, larger trials and a greater likelihood of terminating the trial or not obtaining regulatory approval.

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

Based upon our planned use of our cash, cash equivalents, and marketable securities as of March 31, 2019, we estimate such funds will be sufficient for us to fund completion of our global pivotal Phase 3 PEACE clinical trial for the treatment of patients with Arginase 1 Deficiency, our ongoing Phase 1 clinical trial for the treatment of patients with advanced solid tumors, as well as our ongoing Phase 1/2 combination clinical trial of pegzilarginase with pembrolizumab for the treatment of patients with small cell lung cancer. Our future capital requirements will depend on many factors, including:

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

The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials that will likely differ in design and size from early-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, while we have observed a reduction in blood arginine and arginine metabolite levels due to administration of pegzilarginase in patients with Arginase 1 Deficiency, and a reduction in blood arginine levels due to pegzilarginase in patients with advanced solid tumors, this data may not necessarily be predictive of the final results of all patients intended to be enrolled in our ongoing or future clinical trials, and may also not be predictive of pegzilarginase’s ability to reduce arginine or arginine metabolite levels for these patients over a longer term nor predictive of positive clinical outcomes. In addition, while we have announced interim data from our ongoing clinical trials of pegzilarginase for the treatment of Arginase 1 Deficiency and advanced solid tumors, such reports were based on unaudited data provided by our clinical trial investigators. An audit or subsequent review of this data may change the conclusions drawn from this unaudited data provided by our clinical trial investigators indicating less promising results than we anticipate. In addition, our observations of clinical improvements, through clinician and assessor feedback or assessment tools in the Phase 1/2 open label study of pegzilarginase in patients with Arginase 1 Deficiency after eight and twenty weeks of dosing may not be representative of our observations with subsequently dosed patients out to eight weeks or longer. We have announced the design of our single, global pivotal Phase 3 PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) trial to evaluate the safety and efficacy of pegzilarginase. We expect to dose the first patient in the PEACE trial in the second quarter of 2019 and anticipate that data from the Phase 3 PEACE study will be available in the first quarter of 2021. Furthermore, our Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency and our ongoing Phase 1 clinical trials for the treatment of advanced solid tumors will primarily evaluate the safety of our product candidates. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

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
•

delay or failure in having subjects complete a trial or return for post-treatment follow-up. For instance, two patients previously dosed in our Phase 1/2 clinical trial of pegzilarginase for the treatment of Arginase 1 Deficiency withdrew from the trial due to personal reasons;

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

We do not know whether any of our planned or current nonclinical studies, or ongoing or planned clinical trials, will need to be restructured or will be completed on schedule, or at all. For example, in June 2017, we delayed enrollment of pediatric patients in our Phase 1/2 trial of pegzilarginase for the treatment of Arginase 1 Deficiency due to a difference in opinion with the FDA on data required to support inclusion of pediatric patients. Although we reached an agreement with the FDA in November 2017 and began dosing pediatric patients, the FDA may require additional information or studies to be conducted, or impose conditions that could further delay or restrict our other planned clinical activities in the future. We announced the design of our global pivotal Phase 3 PEACE trial in which we intend to study plasma arginine reduction from baseline over 24 weeks as our primary endpoint. However, evidence of stabilization or improvement of clinical signs and symptoms of Arginase 1 Deficiency, such as our secondary endpoints with the assessment of clinical outcomes on mobility and adaptive behavior, as well as clinician and caregiver global impressions of effectiveness, may be required in addition to the primary endpoint to support approval. We may face difficulties or delays in enrolling our Phase 3 trial in Arginase 1 Deficiency because we are restricting enrollment to patients with baseline clinical abnormalities at a level that provides an opportunity to demonstrate neuromotor and/or neurocognitive outcomes. If we are unable to demonstrate sufficient improvement on such clinical endpoints, the FDA may determine that there is inadequate justification to support that the endpoints we have chosen are reasonably likely to predict clinical benefit, which would potentially prohibit approval under various approval pathways. For example, the FDA indicated that longer duration dosing may increase the likelihood of seeing changes in clinical outcomes. Significant nonclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may materially harm our business and results of operations.

We may not be able to submit INDs, or foreign equivalents outside of the United States, to commence clinical trials for product candidates on the timeframes we expect, and even if we are able to, the Health Authorities may not permit us to proceed with planned clinical trials.

We are currently conducting nonclinical development of our product candidates other than our clinical trials for pegzilarginase for the treatment of patients with Arginase 1 Deficiency, advanced solid tumors, and our combination clinical trial of pegzilarginase with pembrolizumab for the treatment of patients with SCLC. Progression of any candidate into clinical trials is inherently risky and dependent on the results obtained in nonclinical programs, and other potential results such as the results of other clinical programs and results of third-party programs. If results are not available when expected or problems are identified during therapy development, we may experience significant delays in clinical development. This may also impact our ability to achieve certain financial milestones and the expected timeframes to market any of our product candidates. Failure to submit or have effective INDs, CTAs or other comparable foreign equivalents and commence clinical programs will significantly limit our opportunity to generate revenue.

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

We have only initiated clinical trials for pegzilarginase for the treatment of certain conditions. We have not dosed any of our other product candidates in humans. Our existing and future planned clinical trials may reveal significant adverse events, toxicities or other side effects not seen in our nonclinical studies or early stage clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

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

We are currently conducting clinical trials for pegzilarginase for the treatment of patients with Arginase 1 Deficiency and advanced solid tumors, as well as a combination clinical trial of pegzilarginase with pembrolizumab in patients with previously-treated small cell lung cancer. Given the nature of the patient populations enrolled in these trials, we have observed and expect to continue to observe serious adverse events that could be related or unrelated to pegzilarginase and could impact the safety or efficacy of pegzilarginase.

In our clinical trials of pegzilarginase for the treatment of patients with advanced solid tumors and a previously concluded trial of pegzilarginase for the treatment of the patients with hematological malignancies AML and MDS, we have observed serious adverse events in some patients, including death. We have reported results from these trials in which we observed serious adverse events that were considered possibly or probably related to the administration of pegzilarginase including asthenia, fatigue, failure to thrive, hypertension, diarrhea, nausea, vomiting, dehydration, dizziness, intracranial hemorrhage, and encephalopathy manifested as acute agitation.

In a Phase 1/2 trial and an open-label extension trial of pegzilarginase for the treatment of patients with Arginase 1 Deficiency, we have observed serious adverse events in some patients, including hypersensitivity and hyperammonemia. In April 2019, we announced interim clinical data in which hypersensitivity events were observed in three patients that were considered by investigators as serious adverse events. Additionally, hyperammonemia was observed in six patients and considered by a single investigator as related to the administration of pegzilarginase in two patients. Hyperammonemia is an important metabolic effect experienced by some patients with Arginase 1 Deficiency. None of the patients in these trials discontinued due to adverse events, while two patients discontinued for non-medical reasons.

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

Testing in animals, such as our primate studies for pegzilarginase, may not uncover all side effects in humans or any observed side effects in animals may be more severe in humans. For example, it is possible that patients’ immune systems may recognize our engineered human enzymes as foreign and trigger an immune response. This risk is heightened in some patients who lack the target enzyme, as is the case with patients with Arginase 1 Deficiency that we are treating in our Phase 1/2 trial open label extension study, and our future trials for this rare genetic disease. In addition, our product candidates such as pegzilarginase break down target amino acids such as arginine, thereby releasing metabolites such as ornithine into the bloodstream. Some patients may be sensitive to these metabolites, increasing the risk of an adverse reaction due to treatment, which risk may not be able to be mitigated through dosing. Finally, although our engineered human enzyme product candidates such as pegzilarginase are engineered from the human genome, pegzilarginase is produced in E. coli. This manufacturing process could lead pegzilarginase to be more likely to trigger an immune response than we expect.

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

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the Health Authorities. More specifically, many of our product candidates, including pegzilarginase, initially target indications that may be characterized as orphan markets, which can prolong the clinical trial timeline if sufficient patients cannot be enrolled in a timely manner. Arginase 1 Deficiency is a rare disorder, and there are no published reports of disease prevalence. Newborn screening data for two reliably detected urea cycle disorders allowed disease experts to estimate the incidence of Arginase 1

Deficiency at 1:950,000 births. Assuming a less than normal life span, we believe that at least 1,000 individuals in global addressable markets have Arginase 1 Deficiency. Presently, only 34 U.S. states and jurisdictions screen for Arginase 1 Deficiency, and screening in Europe is not universal. Due to screening requirements and enrollment restrictions in our clinical trial protocol, or any additional restrictions that may be imposed by regulatory agencies, not all pediatric patients may be eligible for inclusion in our planned global pivotal Phase 3 trial. To date, we have identified more than 170 patients in the global addressable markets, primarily in the U.S. and Europe.

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

It is also difficult to predict the way in which pegzilarginase will interact with third-party products used in combination clinical trials. As a result, such combination trials may demonstrate reduced efficacy, increase or exacerbate side effects that have been seen with pegzilarginase alone, or result in new side effects that have not previously been identified with pegzilarginase alone. In addition, data obtained from any combination trials may be subject to a variety of interpretations. For instance, positive data may not guarantee the ability to move forward due to changes in the competitive or regulatory environment for the treatment of targeted indications, and failure to achieve our primary endpoints may not necessarily preclude a viable commercial path. Any undesirable side effects, lack of efficacy seen in combination trials, changing regulatory and commercial requirements for approval, differing interpretation of clinical data or other unforeseen circumstances may affect our ability to continue with and obtain regulatory approval for the combination therapy, as well as our ability to continue with and obtain regulatory approval for pegzilarginase monotherapy.

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

We face intense competition from companies developing products to address urea cycle disorders and other diseases. For example, Horizon Pharma plc has gained approval for its drug RAVICTI (glycerol phenylbutyrate), which is used to treat patients with urea cycle disorders suffering from hyperammonemia, which may include patients suffering from Arginase 1 Deficiency. Patients with Arginase 1 Deficiency may also benefit from taking RAVICTI (glycerol phenylbutyrate). Erytech Pharma announced a potential collaboration to explore preclinical development of an Arginase 1 Deficiency candidate. We also face intense competition from companies developing products and therapies to treat cancer. For example, Polaris Group is conducting numerous clinical trials of ADI-PEG 20, an enzyme derived from mycoplasma, which degrades arginine in the blood.

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

We are a clinical-stage biotechnology company with a limited operating history, and, as of March 31, 2019, had 63 employees, including five executive officers. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Despite the implementation of security measures, our information technology systems and those of our strategic partners and third-parties on whom we rely are vulnerable to cyberattacks, damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. Furthermore, we have little or no control over the security measures and computer systems of third parties including any CROs we may work with in the future. While we and, to our knowledge, our third-party strategic partners have not experienced any such system failure, accident or security breach to date, if such an event were to occur, it could result in material negative consequences for us including interruptions in our operations, the operations of our strategic partners, or our manufacturers or suppliers, misappropriation of confidential business information and trade secrets, disclosure of corporate strategic plans, and result in material disruptions of our product candidate development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts, and we may incur substantial costs to attempt to recover or reproduce the data. If any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability or the further development of our product candidates could be delayed.

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

The FDA may also impose requirements for costly post-approval marketing studies or clinical trials and surveillance to monitor the safety or efficacy of any approved product. In particular, certain of our product candidates, if approved, are expected to be dosed chronically, and therefore could require follow-up studies and close monitoring of our patients after regulatory approval has been granted, to establish broader, longer-term understanding of potential for adverse effects than is plausible for clinical research. These studies may be expensive and time-consuming to conduct and may reveal side effects or other harmful effects in patients that use our therapeutic products after they are on the market, which may result in the limitation or withdrawal of our drugs from the market. Alternatively, we may not be able to conduct such additional clinical trials, which might force us to abandon our efforts to develop or commercialize certain product candidates. Even if post-approval studies are not requested or required, after our products are approved and on the market, there might be safety issues that emerge over time that require a change in product labeling or that require withdrawal of the product from the market, which would cause our revenue to decline.  If we fail to comply with any such post-approval regulatory requirements, approval for our products may be withdrawn, and product sales may be suspended. We may not be able to regain compliance, or we may only be able to regain compliance after a lengthy delay, significant expense, lost revenues and damage to our reputation.

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

We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our clinical trials, and are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. In May 2018, a new privacy regime, the General Data Protection Regulation, or GDPR, took effect in the European Economic Area, or EEA. The GDPR increases our obligation with respect to clinical trials conducted in the EEA by expanding the definition of personal data and requiring changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States, and imposes substantial fines for breaches and violations. Compliance with these privacy and data security laws and regulations is a rigorous and time-intensive process and if we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, final condition and results of operations.

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

In December 2017, the U.S. government enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate.

Further, the comprehensive tax legislation, among other things, reduces the orphan drug credit from 50% to 25% of qualifying expenditures. When and if we become profitable, this reduction in tax credits may result in an increased federal income tax burden on our orphan drug programs as it may cause us to pay federal income taxes earlier under the revised tax law than under the prior law and, despite being partially off-set by a reduction in the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, may increase our total federal tax liability attributable to such programs.

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

In December 2013, our wholly-owned subsidiaries AECase, Inc. and AEMase, Inc. each entered into an exclusive, worldwide license agreement, including the right to grant sublicenses, with the University of Texas at Austin for certain intellectual property owned by the University of Texas at Austin related to our product candidates AEB3103 and AEB2109. In January 2017, we and the University of Texas at Austin entered into an Amended and Restated Patent License Agreement, or the Restated License, which consolidated the two license agreements, revised certain obligations, and licensed additional patent applications and invention disclosures to us. The Restated License was amended in August 2017, December 2017, and December 2018 to license additional patent applications, including our product candidates AEB4104 and AEB5100. The intellectual property licensed under the Restated License includes an invention that was made with U.S. government support. The U.S. government therefore has certain rights in such inventions under the applicable funding agreements and under applicable law. In addition, we are subject to a requirement that the products covered by the applicable patents that are sold or used in the United States must be manufactured substantially in the United States unless a written waiver is obtained in advance from the U.S. government. The Restated License obligates us to make certain payments at the achievement of certain milestones and at regular intervals throughout the life of the license. The University of Texas at Austin may terminate the Restated License under certain circumstances, including for a breach by us that is not cured within 30 or 60 days of notice (depending on the type of breach), or if we or any of our affiliates or sublicensees participate in any proceeding to challenge the licensed patent rights (unless, with respect to sublicensees, we terminate the applicable sublicense).

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

We have a concentrated stockholder base and our executive officers and directors, combined with our stockholders who, to our knowledge, each owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a majority of our capital stock as of March 31, 2019. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company through December 31, 2021. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit
Number	Description

10.1	Lease Agreement, dated April 30, 2019, between Las Cimas Owner LP and the Registrant.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 7, 2019

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

Date: May 7, 2019

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Charles N. York II
Charles N. York II
Chief Financial Officer and Vice President
(Principal Accounting Officer and Principal Financial Officer and duly Authorized Signatory)