Form 10-Q
period 2019-06-30
Aeglea BioTherapeutics, Inc.
filed 2019-08-06
CIK 1636282

T W

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 1, 2019, the registrant had 28,885,469 shares of common stock, $0.0001 par value per share, outstanding.

AEGLEA BIOTHERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

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

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,430	$22,461
Marketable securities	80,111	52,052
Prepaid expenses and other current assets	4,394	2,158
Total current assets	109,935	76,671
Restricted cash	1,500	—
Property and equipment, net	921	1,018
Operating lease right-of-use assets	5,018	—
Other non-current assets	120	50
TOTAL ASSETS	$117,494	$77,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,724	$663
Operating lease liabilities	328	—
Accrued and other current liabilities	9,967	9,576
Total current liabilities	13,019	10,239
Non-current operating lease liabilities	4,815	—
Other non-current liabilities	45	72
TOTAL LIABILITIES	17,879	10,311
Commitments and Contingencies (Note 6 and 10)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2019 and December 31, 2018; no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 28,848,303 shares and 24,140,097 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	3	2
Additional paid-in capital	251,592	184,314
Accumulated other comprehensive income (loss)	67	(27)
Accumulated deficit	(152,047)	(116,861)
TOTAL STOCKHOLDERS’ EQUITY	99,615	67,428
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,494	$77,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Grant	$—	$2,378	$—	$3,888

Operating expenses:
Research and development	14,806	9,122	29,195	15,992
General and administrative	3,816	2,926	7,084	5,811
Total operating expenses	18,622	12,048	36,279	21,803
Loss from operations	(18,622)	(9,670)	(36,279)	(17,915)

Other income (expense):
Interest income	619	263	1,126	406
Other expense, net	(16)	(7)	(33)	(24)
Total other income	603	256	1,093	382
Net loss	$(18,019)	$(9,414)	$(35,186)	$(17,533)

Net loss per share, basic and diluted	$(0.55)	$(0.46)	$(1.14)	$(0.94)
Weighted-average common shares outstanding, basic and diluted	32,840,357	20,598,711	30,936,623	18,646,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(18,019)	$(9,414)	$(35,186)	$(17,533)
Other comprehensive income:
Unrealized gain on marketable securities	54	42	94	46
Total comprehensive loss	$(17,965)	$(9,372)	$(35,092)	$(17,487)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	Three and Six Months Ended June 30, 2019
			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances - December 31, 2018	24,140	$2	$184,314	$(27)	$(116,861)	$67,428
Issuance of common stock in connection with employee stock purchase plan	20	—	143	—	—	143
Issuance of common stock in connection with exercise of stock options	52	—	261	—	—	261
Issuance of common stock and pre-funded warrants in connection with public offering, net of offering costs	4,625	1	64,502	—	—	64,503
Stock-based compensation expense	—	—	1,081	—	—	1,081
Unrealized gain on marketable securities	—	—	—	40	—	40
Net loss	—	—	—	—	(17,167)	(17,167)
Balances - March 31, 2019	28,837	$3	$250,301	$13	$(134,028)	$116,289
Issuance of common stock in connection with exercise of stock options	11	—	46	—	—	46
Stock-based compensation expense	—	—	1,245	—	—	1,245
Unrealized gain on marketable securities	—	—	—	54	—	54
Net loss	—	—	—	—	(18,019)	(18,019)
Balances - June 30, 2019	28,848	$3	$251,592	$67	$(152,047)	$99,615

	Three and Six Months Ended June 30, 2018
			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances - December 31, 2017	16,670	$2	$122,950	$(102)	$(72,513)	$50,337
Issuance of common stock in connection with employee stock purchase plan	31	—	78	—	—	78
Issuance of common stock in connection with exercise of stock options	109	—	785	—	—	785
Stock-based compensation expense	—	—	835	—	—	835
Unrealized gain on marketable securities	—	—	—	4	—	4
Net loss	—	—	—	—	(8,119)	(8,119)
Balances - March 31, 2018	16,810	$2	$124,648	$(98)	$(80,632)	$43,920
Issuance of common stock in connection with exercise of stock options	51	—	248	—	—	248
Issuance of common stock in connection with public offering, net of offering costs	5,047	—	37,655	—	—	37,655
Stock-based compensation expense	—	—	996	—	—	996
Unrealized gain on marketable securities	—	—	—	42	—	42
Net loss	—	—	—	—	(9,414)	(9,414)
Balances - June 30, 2018	21,908	$2	$163,547	$(56)	$(90,046)	$73,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,186)	$(17,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	207	145
Purchase net discount on marketable securities	480	401
Net accretion of discount on marketable securities	(543)	(107)
Stock-based compensation	2,326	1,831
Research and development services settled with stock	—	41
Non-cash operating lease expense	191	—
Other, net	—	(20)
Changes in operating assets and liabilities:
Accounts receivable - grant	—	(1,203)
Prepaid expenses and other assets	(2,223)	(573)
Accounts payable	2,141	579
Deferred revenue	—	(20)
Operating lease liabilities	(178)	—
Accrued and other liabilities	595	(32)
Net cash used in operating activities	(32,190)	(16,491)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(175)	(118)
Purchases of marketable securities	(77,956)	(26,250)
Proceeds from maturities of marketable securities	50,054	11,870
Net cash used in investing activities	(28,077)	(14,498)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and pre-funded warrants in public offering, net of offering costs	64,298	37,690
Proceeds from employee stock plan purchases and stock option exercises	450	1,061
Principal payments on finance lease obligation	(12)	—
Net cash provided by financing activities	64,736	38,751
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	4,469	7,762

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Beginning of period	22,461	12,817
End of period	$26,930	$20,579

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Leased assets obtained in exchange for lease obligations	$5,294	$—

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

Liquidity

As of June 30, 2019, the Company had working capital of $96.9 million, an accumulated deficit of $152.0 million, and cash, cash equivalents, marketable securities, and restricted cash of $107.0 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s products will require significant additional financing.

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of June 30, 2019, and its results of operations for the three and six months ended June 30, 2019 and 2018, changes in stockholders’ equity for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The December 31, 2018 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2018 as filed with the SEC.

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

Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific-identification method. There were no realized gains or losses on marketable securities for the six months ended June 30, 2019 and 2018. Interest on marketable securities is included in interest income.

Restricted Cash

Restricted cash consists of a money market account held by a financial institution as collateral for the Company’s obligations under its facility lease for the Company’s corporate headquarters in Austin, TX.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, marketable securities, and restricted cash. The Company’s investment policy limits investments to high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies, highly rated banks, and corporate issuers, subject to certain concentration limits and restrictions on maturities. The Company’s cash, cash equivalents, marketable securities, and restricted cash are held by financial institutions in the United States that management believes are of high credit quality. Amounts on deposit may at times exceed federally insured limits. The Company has not experienced any losses on its deposits of cash, cash equivalents, and restricted cash and its accounts are monitored by management to mitigate risk. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents, restricted cash, and bond issuers.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the six months ended June 30, 2019 and 2018.

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

Financial instruments carried at fair value include cash, cash equivalents, marketable securities, and restricted cash. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use (ROU) asset. On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach as of the adoption date in accordance with ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. Results for the three and six months ended June 30, 2019 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. The Company elected all of the available practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification of those leases in place as of January 1, 2019.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. The guidance is effective for interim and annual periods beginning after December 15, 2019. The guidance will be applied using a modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.

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

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables sets forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$5,947	$—	$—	$5,947
Reverse repurchase agreements	—	6,250	—	6,250
Commercial paper	—	49,435	—	49,435
U.S. government securities	—	38,666	—	38,666
Total financial assets	$5,947	$94,351	$—	$100,298

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$7,180	$—	$—	$7,180
Reverse repurchase agreements	—	6,250	—	6,250
Commercial paper	—	53,916	—	53,916
U.S. government securities	—	4,112	—	4,112
Total financial assets	$7,180	$64,278	$—	$71,458

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

4. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	$5,947	$—	$—	$5,947
Reverse repurchase agreements	6,250	—	—	6,250
Commercial paper	7,991	—	(1)	7,990
Total cash equivalents	20,188	—	(1)	20,187

Marketable securities
Commercial paper	41,407	39	(1)	41,445
U.S. government securities	38,636	43	(13)	38,666
Total marketable securities	$80,043	$82	$(14)	$80,111

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	$7,180	$—	$—	$7,180
Reverse repurchase agreements	6,250	—	—	6,250
Commercial paper	5,977	—	(1)	5,976
Total cash equivalents	19,407	—	(1)	19,406

Marketable securities
Commercial paper	47,964	—	(24)	47,940
U.S. government securities	4,114	—	(2)	4,112
Total marketable securities	$52,078	$—	$(26)	$52,052

The reverse repurchase agreements are settled in cash nightly, and as such are classified as cash equivalents.

As of June 30, 2019 and December 31, 2018, all debt securities with an unrealized loss position have been in a loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position as of June 30, 2019 and December 31, 2018 were $22.0 million and $45.6 million, respectively, with no individual securities in a significant unrealized loss position. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions and would not be required to sell the securities before recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of June 30, 2019 and December 31, 2018.

The following table summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	June 30,	December 31,
	2019	2018
Due in one year or less	$67,330	$52,052
Due in 1 - 2 years	12,781	—
Total marketable securities	$80,111	$52,052

The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued compensation	$1,850	$2,643
Accrued contracted research and development costs	7,307	5,993
Accrued professional and consulting fees	716	807
Other	94	133
Total accrued and other current liabilities	$9,967	$9,576

6. Leases

The Company leases certain office space, laboratory facilities, and equipment. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional three to five years. These optional periods have not been considered in the determination of the right-of-use-assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options. The Company performed evaluations of its contracts and determined it has both operating and finance leases.

In April 2019, the Company entered into a lease agreement (the “Las Cimas Lease”) for its corporate headquarters and laboratory space located in Austin, TX. The Las Cimas Lease includes approximately 30,000 square feet and commenced on April 30, 2019, with an expiration on April 30, 2028. The Company posted a customary letter of credit in the amount of $1.5 million as security, which is subject to automatic reductions per the terms of the Las Cimas Lease. A tenant allowance of up to $1.0 million is provided by the lessor.

The following table summarizes the Company’s recognition of its operating and finance leases (in thousands):

	Classification	June 30, 2019
Assets
Operating	Operating lease right-of-use assets	$5,018
Finance	Other non-current assets	70
Total leased assets		5,088

Liabilities
Current
Operating	Operating lease liabilities	328
Finance	Accrued and other current liabilities	27
Non-current
Operating	Non-current operating lease liabilities	4,815
Finance	Other non-current liabilities	45
Total lease liabilities		$5,215

The following table summarizes the weighted-average remaining lease term and discount rates for the Company’s operating and finance leases:

June 30, 2019
Lease term (years)
Operating leases	8.0
Finance leases	2.5

Discount rate
Operating leases	10.6%
Finance leases	9.5%

The Company incurred rent expense for its operating leases of $0.3 million and $0.2 million during the three months ended June 30, 2019 and 2018, respectively, and $0.4 million and $0.3 million during the six months ended June 30, 2019 and 2018, respectively, included within operating expenses in the results of operations. Cash paid for amounts included in the measurement of operating lease liabilities during the six months ended June 30, 2019 was $0.3 million and was included within net cash used in operating activities in the cash flows.

The maturities of the Company’s operating and finance lease liabilities as of June 30, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$319	$17
2020	1,252	32
2021	1,061	32
2022	1,007	—
2023	1,037	—
Thereafter	4,865	—
Total lease payments	9,541	81
Less:
Imputed interest	(3,394)	(9)
Tenant allowance	(1,004)	—
Total	$5,143	$72

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

The contract ended in May 2018 with the full $19.8 million grant recognized as revenue over the life of the award. The Company did not recognize any grant revenue in the six months ended June 30, 2019. For the three and six months ended June 30, 2018, the Company recognized $2.4 million and $3.9 million, respectively, for qualified expenditures under the grant. As of December 31, 2018, all grant proceeds had been collected.

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

The public offering price for the pre-funded warrants was equal to the public offering price of the common stock, less the $0.0001 per share exercise price of each warrant. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital and have no expiration date. Per the terms of the warrant agreement, the outstanding warrants to purchase shares of common stock may not be exercised if the holder’s ownership of the Company’s common stock would exceed 4.99% (“Maximum Ownership Percentage”). By written notice to the Company, the holders may increase or decrease the Maximum Ownership Percentage. The revised Maximum Ownership Percentage would be effective 60 days after the notice is received by the Company. As of June 30, 2019, none of the pre-funded warrants have been exercised.

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

As of June 30, 2019, the 2016 Plan had 1,459,072 shares available for future issuance.

During the three months ended June 30, 2019 and 2018, the Company issued an aggregate of 159,600 and 203,600 options to purchase common stock, respectively, under the Company’s equity incentive plans for an aggregate fair value of $0.7 million and $1.5 million, respectively.

During the six months ended June 30, 2019 and 2018, the Company issued an aggregate of 1,201,900 and 1,033,100 options to purchase common stock, respectively, under the Company’s equity incentive plans for an aggregate fair value of $6.9 million and $5.4 million, respectively.

There were no shares issued and sold under the Company’s 2016 Employee Stock Purchase Plan (“2016 ESPP”) during the three months ended June 30, 2019 and 2018. The Company issued and sold 20,132 shares for aggregate cash proceeds of $0.1 million during the six months ended June 30, 2019 and 30,937 shares for aggregate cash proceeds of $0.1 million during the six months ended June 30, 2018.

Total stock-based compensation expense related to the Company’s equity incentive plans and 2016 ESPP was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$464	$390	$866	$713
General and administrative	781	606	1,460	1,118
Total stock-based compensation expense	$1,245	$996	$2,326	$1,831

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the Company’s equity incentive plans, and the shares purchasable under the 2016 ESPP during the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Equity Incentive Plans
Expected term (in years)	5.70	5.70	5.99	5.95
Expected volatility	78%	84%	81%	85%
Risk-free interest	2.05%	2.79%	2.50%	2.73%
Dividend yield	0%	0%	0%	0%

2016 ESPP
Expected term (in years)	—	—	0.49	0.49
Expected volatility	—	—	66%	69%
Risk-free interest	—	—	2.55%	2.00%
Dividend yield	—	—	0%	0%

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

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Unvested restricted common stock	6,861	30,408	6,861	31,233
Options to purchase common stock	4,081,102	3,015,991	3,781,559	2,856,763

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

In January 2017, the Company entered into an Amended and Restated Patent License Agreement (the “Restated License”) with the University which consolidated the two license agreements, revised certain obligations, and licensed additional patent applications and invention disclosures to the Company. The Restated License was amended in August 2017, December 2017, and December 2018 to license additional patent applications, including the Company’s product candidates under the AEB4104 and AEB5100 programs. Pursuant to the terms of the Restated License, the Company may be required to pay the University up to $6.4 million in milestone payments based on the achievement of certain development milestones, including clinical trials and regulatory approvals, the majority of which are due upon the achievement of later development milestones, including a $5.0 million payment due on regulatory approval of a product and a $0.5 million payment payable on final regulatory approval of a product for a second indication. In addition, the Company is required to pay the University a low single-digit royalty on worldwide-net sales of products covered under the Restated License, together with a revenue share on non-royalty consideration received from sublicensees. The rate of the revenue share ranges from 6.5% to 25% depending on the date the sublicense agreement is signed.

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

Our drug-hunting capabilities in enzyme engineering, preclinical disease modeling, and drug development allow us to identify and advance innovative opportunities to address important unmet medical needs for the benefit of patients. Our programs and the decisions we make to progress assets into clinical studies are driven by the following strategic considerations:

-	Potential for enhancement of human enzymatic activity
-	Ability to create novel human enzymatic activity
-	Strong preclinical data and rationale
-	Limited or no competition
-	Meaningful commercial opportunities
-	Worldwide commercial rights

We are a patient-focused organization conscious of the fact that many diseases have limited treatment options for patients, and we recognize that their lives and well-being are highly dependent upon our efforts to develop improved therapies. For this reason, we are passionate about designing and developing novel therapeutics to address significant unmet medical need.

Our lead product candidate, pegzilarginase, is engineered to degrade the amino acid arginine and is being developed to lower arginine levels in patients with Arginase 1 Deficiency, a rare genetic progressive disease, presenting in early childhood that results in severe complications and early mortality. Pegzilarginase is currently being evaluated in a global pivotal Phase 3 PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) trial and in a Phase 2 open-label extension study for patients with Arginase 1 Deficiency. We recently concluded enrollment in our Phase 1/2 combination clinical trial of pegzilarginase with pembrolizumab for the treatment of patients with small cell lung cancer, or SCLC, with some patients in the trial continuing treatment, and are currently exploring partnership opportunities for further development.

We are continuing investigational new drug, or IND, enabling studies for our AEB4104 program for the treatment of Homocystinuria, and expect to file an IND or clinical trial application, or CTA, in the first quarter of 2020. Additionally, we have commenced IND-enabling studies for our AEB5100 program for the treatment of Cystinuria. Both of these programs and our internal research capabilities build upon our strategic platform of next generation solutions targeting human diseases with unmet medical need.

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

We have incurred net losses in each year since inception. Our net losses were $35.2 million and $17.5 million for the six months ended June 30, 2019 and 2018, respectively, and have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of June 30, 2019, we had an accumulated deficit of $152.0 million. We expect to continue to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase significantly as we continue our clinical and diagnostic development activities for our lead product candidate, pegzilarginase; concurrently develop our pipeline product candidates; expand and protect our intellectual property portfolio; hire additional personnel; and continue to operate as a public company.

Recent Developments

Pegzilarginase in Patients with Arginase 1 Deficiency

In June 2019, we announced the dosing of the first patient in our global Phase 3 PEACE clinical trial for the treatment of Arginase 1 Deficiency. The pivotal trial is intended to further evaluate the efficacy and safety of pegzilarginase for the treatment of Arginase 1 Deficiency, a progressive rare genetic disease presenting in early childhood that results in severe complications and early mortality.

The Phase 3 PEACE clinical trial is a global, randomized, double-blind trial designed to assess the effects of treatments with pegzilarginase versus placebo over 24 weeks with a primary endpoint of statistically significant plasma arginine reduction from baseline. The primary endpoint assesses the effectiveness of pegzilarginase in lowering plasma arginine levels given the evidence that plasma arginine control has the potential to improve the clinical status and to slow disease progression in patients with Arginase 1 Deficiency. Secondary endpoints will include clinical outcome assessments focused primarily on mobility, in addition to safety and pharmacokinetics. The pivotal trial will span approximately 10 countries and 25 to 30 clinical sites. Upon completion of the 24-week treatment period, patients may qualify to participate in a long-term extension study of pegzilarginase.

We expect to report topline data from the global pivotal Phase 3 PEACE trial in the first quarter of 2021 and anticipate reporting new data from all patients who have received at least 20 doses in our ongoing Phase 2 extension study in September 2019 at the Society for the Study of Inborn Errors of Metabolism Annual Symposium.

In July 2019, we announced that the U.S. Food and Drug Administration, or FDA, has granted Breakthrough Therapy Designation status to our lead product candidate, pegzilarginase, for the treatment of Arginase 1 Deficiency. Breakthrough Therapy Designation, or BTD, is granted by the FDA to expedite the development and review of new therapies to treat serious or life-threatening conditions. The criteria for BTD require preliminary clinical evidence that demonstrates the therapy may have substantial improvement on at least one clinically significant endpoint over available therapy. For pegzilarginase, BTD was based on data from the Phase 1/2 and ongoing Phase 2 open-label extension clinical trials in patients with Arginase 1 Deficiency. This designation conveys all fast track program features, as well as more intensive FDA guidance on an efficient drug development program and eligibility for rolling review and priority review.

Pegzilarginase with Pembrolizumab in Patients with Small Cell Lung Cancer

In August 2019, we announced interim data from 35 patients in our Phase 1/2 combination clinical trial of pegzilarginase with pembrolizumab for the treatment of patients with SCLC, which included one complete response, four partial responses, and 11 patients with stable disease. The combination trial was well tolerated and safety observations were consistent with prior studies of pegzilarginase in patients with cancer. We have concluded enrollment and intend on submitting the results for presentation or publication after the final dataset becomes available. We are currently exploring partnership opportunities for further development.

AEB4104 Program for Homocystinuria

Homocystinuria is an inherited disorder with high blood homocysteine levels, or tHcy, that leads to a broad range of serious consequences with irreversible complications and early mortality. Homocystinuria due to CBS deficiency, also known as classical homocystinuria, is the most common form of the disease. Patients with homocystinuria experience an increased risk of thrombosis, bone abnormalities including osteoporosis, severe eye problems and intellectual disability. We estimate there are greater than 5,000 individuals in the global addressable market with homocystinuria.

An extensive body of scientific information has demonstrated that elevated levels of plasma tHcy increase risk for homocystinuria-related disease manifestations and that reduction of plasma tHcy reduces the risk of developing these disease manifestations. As such, we engineered our AEB4104 program candidate to provide better control of plasma tHcy levels by enzymatically breaking down homocysteine and homocystine. We believe this provides a novel approach for the management of homocystinuria.

In October 2018, we presented preclinical efficacy data demonstrating that our approach reduced plasma tHcy and improved survival in a preclinical model of homocystinuria. In June 2019, we demonstrated that our AEB4104 program candidate was effective at low human equivalent doses in a mouse model of CBS deficiency and demonstrated a favorable profile with subcutaneous dosing. We intend to continue IND-enabling activities with our AEB4104 program candidate and expect to provide an update on our clinical trial design in the second half of 2019 and file an IND or CTA for this program in the first quarter of 2020.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for the discovery and development of our product candidates, most notably, our lead product candidate pegzilarginase. In addition to operating an internal research laboratory, we contract with external providers for nonclinical studies and clinical trials. Our research and development expenses include:

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

Interest income

Interest income consists of interest earned on our cash, cash equivalents, marketable securities, and restricted cash.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	June 30,		Dollar
	2019	2018	Change	% Change
	(dollars in thousands)
Revenues:
Grant	$—	$2,378	$(2,378)	100%
Operating expenses:
Research and development	14,806	9,122	5,684	62%
General and administrative	3,816	2,926	890	30%
Total operating expenses	18,622	12,048	6,574	55%
Loss from operations	(18,622)	(9,670)	(8,952)	93%
Interest income	619	263	356	135%
Other expense, net	(16)	(7)	(9)	129%
Net loss	$(18,019)	$(9,414)	$(8,605)	91%

Grant Revenues.    There was no grant revenue recognized for the three months ended June 30, 2019, resulting in a $2.4 million decrease, or 100%, from $2.4 million for the three months ended June 30, 2018. The grant contract ended in May 2018 with the full $19.8 million grant recognized as revenue over the life of the award.

Research and Development Expenses.    Research and development expenses increased by $5.7 million, or 62%, to $14.8 million for the three months ended June 30, 2019 from $9.1 million for the three months ended June 30, 2018. The change in research and development expenses was primarily due to:

•	Higher personnel-related expenses, which increased by $1.0 million as a result of additional headcount to expand our clinical development capabilities and internal research laboratory team;
•

Higher clinical development expenses, which increased by $2.1 million as a result of initiating our global pivotal Phase 3 PEACE trial for pegzilarginase in patients with Arginase 1 Deficiency, advancing and exceeding enrollment of our Phase 2 open-label extension study for pegzilarginase in patients with Arginase 1 Deficiency, and advancing enrollment of our Phase 1/2 combination trial in patients with small cell lung cancer; and

•

Higher manufacturing expenses, which increased by $2.8 million as a result of accelerated investment in manufacturing and pre-commercial activities for pegzilarginase and a ramp-up in manufacturing activities for our homocystinuria program.

General and Administrative Expenses.    General and administrative expenses increased by $0.9 million, or 30%, to $3.8 million for the three months ended June 30, 2019 from $2.9 million for the three months ended June 30, 2018. The increase in general and administrative expenses was primarily due to additional employee headcount and compensation to support company growth. Non-cash stock compensation expense accounted for $0.2 million of the increase.

Interest Income.    The increase in interest income to $0.6 million for the three months ended June 30, 2019 from $0.3 million for the three months ended June 30, 2018 was primarily due to increasing yield rates and the investment of additional funds received as a result of our public offerings in 2018 and February 2019.

Results of Operations

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	Six Months Ended
	June 30,		Dollar
	2019	2018	Change	% Change
	(dollars in thousands)
Revenues:
Grant	$—	$3,888	$(3,888)	100%
Operating expenses:
Research and development	$29,195	$15,992	$13,203	83%
General and administrative	7,084	5,811	1,273	22%
Total operating expenses	36,279	21,803	14,476	66%
Loss from operations	(36,279)	(17,915)	(18,364)	103%
Interest income	1,126	406	720	177%
Other expense, net	(33)	(24)	(9)	38%
Net loss	$(35,186)	$(17,533)	$(17,653)	101%

Grant Revenues.    There was no grant revenue recognized for the six months ended June 30, 2019, resulting in a $3.9 million decrease, or 100%, from $3.9 million for the six months ended June 30, 2018. The grant contract ended in May 2018 with the full $19.8 million grant recognized as revenue over the life of the award.

Research and Development Expenses.    Research and development expenses increased by $13.2 million, or 83%, to $29.2 million for the six months ended June 30, 2019 from $16.0 million for the six months ended June 30, 2018. The change in research and development expenses was primarily related to:

•	Higher personnel-related expenses, which increased by $1.8 million as a result of additional headcount to expand our clinical development capabilities and internal research laboratory team;
•

Higher clinical development expenses, which increased by $5.0 million as a result of initiating our global pivotal Phase 3 PEACE trial for pegzilarginase in patients with Arginase 1 Deficiency, advancing and exceeding enrollment of our Phase 2 open-label extension study for pegzilarginase in patients with Arginase 1 Deficiency, and advancing enrollment of our Phase 1/2 combination trial in patients with small cell lung cancer; and

•

Higher manufacturing expenses, which increased by $6.5 million as a result of accelerated investment in manufacturing and pre-commercial activities for pegzilarginase and a ramp-up in manufacturing activities for our homocystinuria program.

General and Administrative Expenses.    General and administrative expenses increased by $1.3 million, or 22%, to $7.1 million for the six months ended June 30, 2019 from $5.8 million for the six months ended June 30, 2018. The increase in general and administrative expenses was primarily due to additional employee headcount and compensation to support company growth. Non-cash stock compensation expense accounted for $0.3 million of the increase.

Interest Income.    The increase in interest income to $1.1 million for the six months ended June 30, 2019 from $0.4 million for the six months ended June 30, 2018 was primarily due to increasing yield rates and the investment of additional funds received as a result of our public offerings in 2018 and February 2019.

Liquidity and Capital Resources

Sources of liquidity

We are a clinical-stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. Since our inception and through June 30, 2019, we have funded our operations primarily by raising an aggregate of $272.5 million of gross proceeds from the sale and issuance of convertible preferred and common equity securities, pre-funded stock warrants, and the collection of grant proceeds.

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

In December 2018, we entered into a sales agreement, or the 2018 Sales Agreement, with Jefferies LLC, as sales agent, to issue and sell shares of our common stock for an aggregate offering price of $60.0 million under an at-the-market offering program pursuant to the 2019 Registration Statement. As of June 30, 2019, $60.0 million of our common stock remained available for sale pursuant to the 2018 Sales Agreement.

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

Future funding requirements and operational plan

Our operational plan for the near future is to continue clinical trials for our lead product candidate pegzilarginase in Arginase 1 Deficiency and to advance development activities for our AEB4104 program for Homocystinuria and AEB5100 program for Cystinuria. As such, we plan to increase our research and development expenditures for the foreseeable future with nonclinical studies, clinical trials, manufacturing, and an integrated biomarker strategy. We expect our principal expenditures during this time period to include expenses for the following:

•	funding the continuing development of pegzilarginase;
•	funding the advancement of additional product candidates; and
•	funding working capital, including general operating expenses.

Due to our significant research and development expenditures, we have generated substantial losses in each period since inception. We have an accumulated deficit of $152.0 million as of June 30, 2019. We anticipate that we will continue to generate losses into the foreseeable future as we develop our product candidates, seek regulatory approval of those candidates and begin to commercialize any approved products. Until such time as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, research grants, collaborations, or other sources. We currently have no debt, credit facility or additional committed capital. To the extent that we raise additional equity, the ownership interest of our stockholders will be diluted.

Based on our available cash, cash equivalents, marketable securities, and restricted cash of $107.0 million as of June 30, 2019, we believe that we have sufficient resources to fund our operations through the first quarter of 2021. We have based this estimate on assumptions that may prove to be incorrect, however, and we could deplete our capital resources sooner than we expect.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(32,190)	$(16,491)
Investing activities	(28,077)	(14,498)
Financing activities	64,736	38,751
Net increase in cash, cash equivalents, and restricted cash	$4,469	$7,762

Cash used in operating activities

Cash used in operating activities for the six months ended June 30, 2019 was $32.2 million and reflected a net loss of $35.2 million. Our net loss was offset in part by non-cash expenses of $2.3 million for stock-based compensation, $0.2 million for depreciation and amortization, and $0.2 million for operating lease expense. The net change in operating assets and liabilities of $0.3 million was primarily related to a $2.7 million increase in accounts payable and accrued liabilities due to additional research and development costs associated with the clinical trials for pegzilarginase in patients with Arginase 1 Deficiency and cancer, partially offset by a $2.2 million increase in prepaid expenses and other assets due to advance payments associated with manufacturing of pegzilarginase and our global pivotal Phase 3 PEACE trial for Arginase 1 Deficiency.

Cash used in operating activities for the six months ended June 30, 2018 was $16.5 million and reflected a net loss of $17.5 million and an increase of $1.2 million in grant receivable due to additional research and development costs associated with the clinical trials for pegzilarginase in cancer patients. Our net loss and increase in grant receivable were offset in part by non-cash expenses of $1.8 million for stock-based compensation and $0.3 million in net purchase discount on marketable securities.

Cash used in investing activities

Cash used in investing activities for the six months ended June 30, 2019 was $28.1 million and consisted of $78.0 million in purchases of marketable securities and $0.2 million in purchases of property and equipment offset by $50.1 million in maturities of marketable securities.

Cash used in investing activities for the six months ended June 30, 2018 was $14.5 million and consisted of $26.3 million in purchases of marketable securities and $0.1 million in purchases of property and equipment offset by $11.9 million in maturities of marketable securities.

Cash provided by financing activities

Cash provided by financing activities for the six months ended June 30, 2019 was $64.7 million, which primarily consisted of $69.0 million from the public offering of our common stock in February 2019, offset by $4.1 million in underwriting discounts and commissions and $0.6 million of paid offering costs related to the offering and 2019 Registration Statement, and $0.5 million in stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan.

Cash provided by financing activities for the six months ended June 30, 2018 was $38.8 million, which primarily consisted of $40.4 million from the public offering of our common stock in April 2018, offset by $2.4 million in underwriting discounts and commissions and $0.3 million of paid offering costs.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2019 (in thousands):

	Payments Due by Period
	Less than	1 - 3	4 to 5	More than
	1 year	years	years	5 years
Operating leases	$887	$2,244	$2,075	$4,335
Finance lease	32	49	—	—
Total	$919	$2,293	$2,075	$4,335

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

Off-Balance Sheet Arrangements

Through June 30, 2019, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use (ROU) asset. On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach as of the adoption date in accordance with ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. Results for the three and six months ended June 30, 2019 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. The Company elected all of the available practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification of those leases in place as of January 1, 2019.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. The guidance is effective for interim and annual periods beginning after December 15, 2019. The guidance will be applied using a modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.

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

As of June 30, 2019, we held $107.0 million in cash, cash equivalents, marketable securities, and restricted cash, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in reverse repurchase agreements, commercial paper, and U.S. government securities.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not yet demonstrated our ability to successfully complete a pivotal clinical trial, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Products, on average, take ten to 15 years to be developed from the time they are discovered to the time they are approved and available for treating patients. Although we have recruited a team that has experience with clinical trials, as a company we have limited experience in conducting clinical trials. In part because of this limited experience, we cannot be certain that planned or ongoing clinical trials will begin or be completed on time, if at all. Consequently, any predictions you make about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history or an established track record in commercializing products or conducting clinical trials.

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

In addition, since inception, we have incurred significant operating losses. For the three and six months ended June 30, 2019, we reported a net loss of $18.0 million and $35.2 million, respectively. For the years ended December 31, 2018 and 2017, we reported a net loss of $44.3 million and $27.2 million, respectively. As of June 30, 2019, we had an accumulated deficit of $152.0 million. We have financed our operations primarily through private placements of our preferred stock, the initial public offering of our common stock, follow-on public offerings of our common stock, and collection of a research grant. We have devoted substantially all of our efforts to research and development. Currently, we are conducting clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency and in a combination clinical trial with pembrolizumab for the treatment of small cell lung cancer, or SCLC. We have concluded enrollment in our combination clinical trial of pegzilarginase with pembrolizumab for the treatment SCLC and are currently exploring partnership opportunities for further development in oncology. We have not initiated clinical development of our other product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

To become and remain profitable, we must develop and eventually commercialize a product candidate or product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing nonclinical testing, initiating and completing clinical trials of one or more of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those product candidates for which we obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. We are currently only advancing clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency and are only in the nonclinical development stages for our remaining product candidates. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain or expand our research and development efforts, expand our business or continue our operations. A decline in the value of our company would also cause you to lose part or even all of your investment.

We may not be successful in advancing the clinical development of our product candidates, including pegzilarginase.

In order to execute on our strategy of advancing the clinical development of our product candidates, we are  conducting a global pivotal Phase 3 PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) clinical trial and an ongoing open-label extension study of our completed Phase 1/2 clinical trial for the treatment of Arginase 1 Deficiency. If our product candidate fails to work as we expect, or if we need to conduct additional studies to better understand the relationship between our product candidate and clinical activity, our ability to assess the therapeutic effect, seek regulatory approval or otherwise begin or further clinical development, could be compromised. For instance, we discontinued clinical development of pegzilarginase for the treatment of the hematological malignancies acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS, in December 2017 due to lack of evidence of clinical benefit.  Additionally, we completed our Phase 1 clinical trial of pegzilarginase for the treatment of advanced solid tumors to study small cell lung cancer, uveal melanoma, and cutaneous melanoma and concluded enrollment of our combination trial of pegzilarginase with pembrolizumab for the treatment of patients with SCLC. We are currently exploring partnership opportunities for further development in oncology. Also, while we have shown in our Phase 1/2 trial for the treatment of Arginase 1 Deficiency that a reduction of arginine and its metabolites appears to result in clinical benefit, the Health Authorities may not agree with our assessment. Such an event may result in longer development times, larger trials and a greater likelihood of terminating the trial or not obtaining regulatory approval.

To the extent we pursue oncology-related applications of our product candidates, because the natural history of different tumor types is variable, we will need to study our product candidates in clinical trials specific for a given tumor type and this will result in increased time and cost. If any of our ongoing or planned clinical trials are unsuccessful, our business will suffer.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our expenses to increase in parallel with our ongoing activities, particularly as we continue our research and nonclinical development to identify new clinical candidates and initiate and continue clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding to support our continuing operations. If we are unable to raise capital when needed for any reason, including but not limited to a federal government shutdown, or on acceptable terms, we would be forced to delay, reduce or eliminate our discovery and nonclinical development programs, our ongoing clinical development, or any future clinical development or commercialization efforts.

Based upon our planned use of our cash, cash equivalents, marketable securities, and restricted cash as of June 30, 2019, we estimate such funds will be sufficient for us to fund completion of our global pivotal Phase 3 PEACE clinical trial for the treatment of patients with Arginase 1 Deficiency, and, our ongoing open-label extension study for patients with Arginase 1 Deficiency, as well as to complete our Phase 1/2 combination clinical trial of pegzilarginase with pembrolizumab for the treatment of patients with small cell lung cancer, including continuing to provide pegzilarginase to patients who remain on the study drug. Our future capital requirements will depend on many factors, including:

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

We depend heavily on the success of our most advanced product candidate, pegzilarginase. All of our product candidates, other than pegzilarginase, are still in nonclinical development or nonclinical testing. Existing and future clinical trials of our product candidates, including pegzilarginase, may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the nonclinical and clinical development and testing of our most advanced product candidate, pegzilarginase, for the treatment of patients with Arginase 1 Deficiency and in certain oncology trials. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of pegzilarginase. The success of pegzilarginase and our other product candidates will depend on many factors, including the following:

•	successful enrollment of patients in, and the completion of, our ongoing and planned clinical trials, including our global pivotal Phase 3 PEACE clinical trial;
•	receiving required regulatory approvals for the development and commercialization of our product candidates as monotherapy or in combination with other products;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates and their components;
•	enforcing and defending intellectual property rights and claims;
•	achieving desirable therapeutic properties for our product candidates’ intended indications;
•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with third parties;
•	acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies; and
•	maintaining an acceptable safety profile of our product candidates through clinical trials and following regulatory approval.

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

The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials that will likely differ in design and size from early-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, while we have observed a reduction in blood arginine and arginine metabolite levels due to administration of pegzilarginase in patients with Arginase 1 Deficiency, and a reduction in blood arginine levels due to pegzilarginase in patients with advanced solid tumors, this data may not necessarily be predictive of the final results of all patients intended to be enrolled in our ongoing or future clinical trials, and may also not be predictive of pegzilarginase’s ability to reduce arginine or arginine metabolite levels for these patients over a longer term nor predictive of positive clinical outcomes. In addition, while we have announced interim data from our clinical trials of pegzilarginase for the treatment of Arginase 1 Deficiency and advanced solid tumors, such reports were based on unaudited data provided by our clinical trial investigators. An audit or subsequent review of this data may change the conclusions drawn from this unaudited data provided by our clinical trial investigators indicating less promising results than we anticipate. In addition, our observations of clinical improvements, through clinician and assessor feedback or assessment tools in the Phase 1/2 open label study of pegzilarginase in patients with Arginase 1 Deficiency after eight and twenty weekly doses may not be representative of our observations with subsequently dosed patients out to twenty weeks or longer. We have begun dosing in our single, global pivotal Phase 3 PEACE clinical trial to evaluate the safety and efficacy of pegzilarginase and anticipate that data from the Phase 3 PEACE clinical trial will be available in the first quarter of 2021. Furthermore, while our completed Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency primarily evaluated the safety of our product candidate, such nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Further, while we have conducted prior clinical trials of pegzilarginase in certain oncology indications, we are currently exploring partnership opportunities for further development in oncology. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

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

•	we may experience delays or difficulties in the enrollment of patients, including the identification of patients with Arginase 1 Deficiency;
•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we may have difficulty partnering with experienced CROs that can run our clinical trials effectively;
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

We do not know whether any of our planned or current nonclinical studies, or ongoing or planned clinical trials, will need to be restructured or will be completed on schedule, or at all. For example, in June 2017, we delayed enrollment of pediatric patients in our Phase 1/2 clinical trial of pegzilarginase for the treatment of Arginase 1 Deficiency due to a difference in opinion with the FDA on data required to support inclusion of pediatric patients. Although we reached an agreement with the FDA in November 2017 and began dosing pediatric patients, the FDA may require additional information or studies to be conducted, or impose conditions that could further delay or restrict our other planned clinical activities in the future. We began our global pivotal Phase 3 PEACE clinical trial in which we intend to study plasma arginine reduction from baseline over 24 weeks as our primary endpoint. However, evidence of stabilization or improvement of clinical signs and symptoms of Arginase 1 Deficiency, such as our secondary endpoints, consisting of clinical outcome assessments focused primarily on mobility, as well as clinician and caregiver global impressions of effectiveness, may be required in addition to the primary endpoint to support approval. We may face difficulties or delays in enrolling our global pivotal Phase 3 PEACE clinical trial in Arginase 1 Deficiency because we are restricting enrollment to patients with baseline clinical abnormalities at a level that provides an opportunity to demonstrate neuromotor and/or neurocognitive outcomes. If we are unable to demonstrate sufficient improvement on such clinical endpoints, the FDA may determine that there is inadequate justification to support that the endpoints we have chosen are reasonably likely to predict clinical benefit, which would potentially prohibit approval under various approval pathways. For example, the FDA indicated that longer duration dosing may increase the likelihood of seeing changes in clinical outcomes. Significant nonclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may materially harm our business and results of operations.

We may not be able to submit INDs, or foreign equivalents outside of the United States, to commence clinical trials for product candidates on the timeframes we expect, and even if we are able to, the Health Authorities may not permit us to proceed with planned clinical trials.

We are currently conducting nonclinical development of our product candidates other than our clinical trials for pegzilarginase for the treatment of patients with Arginase 1 Deficiency. Progression of any candidate into clinical trials is inherently risky and dependent on the results obtained in nonclinical programs, and other potential results such as the results of other clinical programs and results of third-party programs. If results are not available when expected or problems are identified during therapy development, we may experience significant delays in clinical development. This may also impact our ability to achieve certain financial milestones and the expected timeframes to market any of our product candidates. Additionally, commencing any future clinical trials is subject to finalizing the trial design and submitting an IND, CTA or comparable submission in other jurisdictions. Even after we submit an IND, CTA or comparable submission in other jurisdictions, the Health Authorities could disagree that we have satisfied their requirements to commence our clinical trials, disagree with our study design, or may change their guidance criteria, which may require us to complete additional nonclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials. Failure to submit or have effective INDs, CTAs or other comparable foreign equivalents and commence clinical programs will significantly limit our opportunity to generate revenue.

Our engineered human enzyme product candidates represent a novel therapeutic approach, which could result in heightened regulatory scrutiny, delays in clinical development, or delays in our ability to achieve regulatory approval or commercialization of our product candidates.

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

We are currently conducting clinical trials for pegzilarginase for the treatment of patients with Arginase 1 Deficiency and are in the process of completing our combination clinical trial of pegzilarginase with pembrolizumab in patients with previously-treated small cell lung cancer. Given the nature of the patient populations enrolled in these trials, we have observed and expect to continue to observe serious adverse events that could be related or unrelated to pegzilarginase and could impact the safety or efficacy of pegzilarginase.

In our prior clinical trials of pegzilarginase for the treatment of patients with advanced solid tumors and for the treatment of the patients with hematological malignancies AML and MDS, we have observed serious adverse events in some patients, including death. We have reported results from these trials in which we observed serious adverse events that were considered possibly or probably related to the administration of pegzilarginase including asthenia, fatigue, failure to thrive, hypertension, diarrhea, nausea, vomiting, dehydration, dizziness, intracranial hemorrhage, and encephalopathy. In our combination trial of pegzilarginase and pembrolizumab in patients with previously-treated small cell lung cancer, safety observations were consistent with prior studies of pegzilarginase in patients with cancer.

In a completed Phase 1/2 clinical trial and an ongoing open-label extension study of pegzilarginase for the treatment of patients with Arginase 1 Deficiency, we have observed serious adverse events in some patients, including hypersensitivity and hyperammonemia. In April 2019, we announced interim clinical data in which hypersensitivity events were observed in three patients that were considered by investigators as serious adverse events. Additionally, hyperammonemia was observed in six patients and considered by a single investigator as related to the administration of pegzilarginase in two patients. Hyperammonemia is an important metabolic effect experienced by some patients with Arginase 1 Deficiency. None of the patients in these trials discontinued due to adverse events, while two patients discontinued for non-medical reasons.

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

Testing in animals, such as our primate studies for pegzilarginase, may not uncover all side effects in humans or any observed side effects in animals may be more severe in humans. For example, it is possible that patients’ immune systems may recognize our engineered human enzymes as foreign and trigger an immune response. This risk is heightened in patients with many genetic enzyme deficiencies who lack the target enzyme, including patients with Arginase 1 Deficiency that we are treating in our global pivotal Phase 3 PEACE trial, our Phase 2 trial open label extension study, and any future clinical trials we conduct for this rare genetic disease. In addition, our product candidates such as pegzilarginase break down target amino acids such as arginine, thereby releasing metabolites such as ornithine into the bloodstream. Some patients may be sensitive to these metabolites, increasing the risk of an adverse reaction due to treatment, which risk may not be able to be mitigated through dosing. Finally, although our engineered human enzyme product candidates such as pegzilarginase are engineered from the human genome, pegzilarginase is produced in E. coli. This manufacturing process could lead to the pegzilarginase product being more likely to trigger an immune response than we expect.

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

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the Health Authorities. More specifically, many of our product candidates, including pegzilarginase, initially target indications that may be characterized as orphan markets, which can prolong the clinical trial timeline if sufficient patients cannot be enrolled in a timely manner. Arginase 1 Deficiency is a rare disorder, and there are no published reports of disease prevalence. Newborn screening data for two reliably detected urea cycle disorders allowed disease experts to estimate by extrapolation of the incidence of Arginase 1 Deficiency at 1:950,000 births. Assuming a less than normal life span, we believe that at least 1,000 individuals in global addressable markets have Arginase 1 Deficiency. Presently, only 34 U.S. states and jurisdictions perform newborn screening for Arginase 1 Deficiency, and newborn screening is not currently widely performed in European countries. Due to screening requirements and enrollment restrictions in our clinical trial protocol, or any additional restrictions that may be imposed by regulatory agencies, not all patients may be eligible for inclusion in our planned global pivotal Phase 3 PEACE clinical trial. To date, we have identified more than 170 patients in the global addressable markets, primarily in the U.S. and Europe.

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

In addition, some patients with Arginase 1 Deficiency suffer from heightened levels of ammonia, or hyperammonemia. Horizon Pharma plc has gained approval for its products RAVICTI (glycerol phenylbutyrate) and BUPHENYL (sodium phenylbutyrate) to treat patients with urea cycle disorders suffering from hyperammonemia. Some patients who may be eligible for our ongoing or planned clinical trials may instead pursue treatment for this aspect of their condition by taking RAVICTI (glycerol phenylbutyrate). Our inability to enroll a sufficient number of patients for any of our clinical trials could result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and in delays to commercially launching our product candidates, if approved, which would cause the value of our company to decline and limit our ability to obtain additional financing.

The safety or efficacy profile of pegzilarginase, or any current or future product candidates, may differ in combination therapy with other existing or future drugs, and therefore may preclude its further development or approval, which would materially harm our business.

From time to time, our commercialization strategy may include the combination of our product candidates with third-parties’ products or product candidates. For example, we are in the process of completing our combination trial with Merck to evaluate the combination of pegzilarginase with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab), for the treatment of patients with small cell lung cancer. Such combination studies involve additional risks due to their reliance on circumstances outside our control, such as those relating to the availability and marketability of the third-party product involved in the study. Additionally, we may be unable to secure and maintain a sufficient supply of such third-party products when needed on commercially reasonably terms. Any such shortages could cause us to delay or terminate our combination trials.

It is also difficult to predict the way in which pegzilarginase, or any current or future product candidate, will interact with third-party products used in combination clinical trials. As a result, such combination trials may demonstrate reduced efficacy, increase or exacerbate side effects that have been seen with pegzilarginase, or any current or future product candidate, alone, or result in new side effects that have not previously been identified with pegzilarginase, or any current or future product candidate, alone. In addition, data obtained from any combination trials may be subject to a variety of interpretations. For instance, positive data may not guarantee the ability to move forward due to changes in the competitive or regulatory environment for the treatment of targeted indications, and failure to achieve our primary endpoints may not necessarily preclude a viable commercial path. Any undesirable side effects, lack of efficacy seen in combination trials, changing regulatory and commercial requirements for approval, differing interpretation of clinical data or other unforeseen circumstances may affect our ability to continue with and obtain regulatory approval for the combination therapy, as well as our ability to continue with and obtain regulatory approval for pegzilarginase monotherapy.

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

We or third parties may not be successful in developing companion diagnostic assays, if required for our product candidates.

In developing a product candidate for some indications, we may decide to use a biomarker-based test to identify patients for enrollment and, or, monitor patients in clinical trials. In such case, the FDA may require the development and regulatory approval of a companion diagnostic assay as a condition to approval of the product candidate. Additionally, clinical trials that utilize a biomarker-based test to select patients are likely to take longer and require additional funding. We do not have experience or capabilities in developing or commercializing these companion diagnostics and plan to rely in large part on third parties to perform these functions. Companion diagnostic assays are subject to regulation by the FDA as medical devices and require separate regulatory approval prior to the use of such diagnostic assays with a therapeutic product candidate. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostic assays for use with our product candidates, or experience delays in development, we may be unable to identify patients with the specific profile targeted by our product candidates for enrollment in our clinical trials. Accordingly, further investment may be required to further develop or obtain the required regulatory approval for the relevant companion diagnostic assay, which would delay or substantially impact our ability to conduct further clinical trials or obtain regulatory approval. In addition, if a companion diagnostic is necessary for any of our product candidates, the delay or failure to obtain regulatory approval of the companion diagnostic would delay or prevent the approval of the therapeutic product candidate. Alternatively, we may also make the decision that our therapy does not require a companion diagnostic, however the Health Authorities may disagree and require the development and regulatory approval of a companion diagnostic assay as a condition of approval of the product candidate, creating additional costs and a delay in bringing our product candidate to market.

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

Our understanding of both the number of people who suffer from conditions such as Arginase 1 Deficiency, as well as the potential subset of those who have the potential to benefit from treatment with our product candidates such as pegzilarginase, are based on estimates. We expect our product candidates targeting rare diseases to target the smaller patient populations that suffer from the respective diseases we seek to treat. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

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

We face intense competition from companies developing products to address urea cycle disorders and other diseases. For example, Horizon Pharma plc has gained approval for its drug RAVICTI (glycerol phenylbutyrate), which is used to treat patients with urea cycle disorders suffering from hyperammonemia, which may include patients suffering from Arginase 1 Deficiency. Patients with Arginase 1 Deficiency may also benefit from taking RAVICTI (glycerol phenylbutyrate). Erytech Pharma announced a potential collaboration to explore preclinical development of an Arginase 1 Deficiency candidate. We also face intense competition from companies developing products and therapies to treat cancer. For example, Polaris Group has been conducting numerous clinical trials of ADI-PEG 20, an enzyme derived from mycoplasma, which degrades arginine in the blood.

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

We are a clinical-stage biotechnology company with a limited operating history, and, as of June 30, 2019, had 70 employees, including five executive officers. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Failure of any future third-party collaborators to successfully commercialize companion diagnostics developed for use with our therapeutic product candidates could harm our ability to commercialize these product candidates.

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

If companion diagnostics needed for use with our therapeutic product candidates fail to gain market acceptance, our ability to derive revenues from sales of these therapeutic product candidates could be harmed. If our strategic partners fail to commercialize these companion diagnostics, it could adversely affect and delay the development or commercialization of our therapeutic product candidates.

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

Natural disasters could severely disrupt our operations or the operations of our third party manufacturers’ facilities and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters or research laboratory, that damaged critical infrastructure, such as our third party manufacturers’ facilities, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and may not prove adequate in the event of a serious disaster or similar event. Substantially all of our current supply of product candidates are located at a single third party manufacturer’s facilities, and we do not have any existing back-up facilities in place or plans for such back-up facilities. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have received Breakthrough Therapy Designation from the FDA for our lead product candidate pegzilarginase for the treatment of Arginase 1 Deficiency, and may seek such designation for some or all of our product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies with respect to one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs or biologics that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development.

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe, after completing early clinical trials, that one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. Even though we have received Breakthrough Therapy Designation for pegzilarginase for the treatment of Arginase 1 Deficiency, or even if we receive Breakthrough Therapy Designation for other product candidates or indications in the future, we may not experience a faster development process, review or approval compared to drugs or biologics considered for approval under conventional FDA procedures and such a designation does not assure ultimate approval by the FDA. In addition, even though we have received Breakthrough Therapy Designation for pegzilarginase for the treatment of Arginase 1 Deficiency, or if one or more of our other product candidates qualify as Breakthrough Therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification.

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

As part of ordinary course prosecution and maintenance activities, we determine whether to seek patent protection outside the United States and in which countries. This also applies to patents we have acquired or in-licensed from third parties. In some cases, this means that we, or our predecessors in interest or licensors of patents within our portfolio, have sought patent protection in a limited number of countries for patents covering our product candidates. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and, even in jurisdictions where we have or are able to obtain issued patents, our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license to our patents to a third party, which could materially diminish the value of those patents. In addition, there may be patent law reforms in foreign jurisdictions that could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents in those foreign jurisdictions. This could limit our potential revenue opportunities.

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

We are a party to license agreements under which we are granted rights to intellectual property that are important to our business and we expect that we may need to enter into additional license agreements in the future.

In December 2013, our wholly-owned subsidiaries AECase, Inc. and AEMase, Inc. each entered into an exclusive, worldwide license agreement, including the right to grant sublicenses, with the University of Texas at Austin for certain intellectual property owned by the University of Texas at Austin related to our product candidates AEB3103 and AEB2109. In January 2017, we and the University of Texas at Austin entered into an Amended and Restated Patent License Agreement, or the Restated License, which consolidated the two license agreements, revised certain obligations, and licensed additional patent applications and invention disclosures to us. The Restated License was amended in August 2017, December 2017, and December 2018 to license additional patent applications, including our product candidates under the AEB4104 and AEB5100 programs. The intellectual property licensed under the Restated License includes an invention that was made with U.S. government support. The U.S. government therefore has certain rights in such inventions under the applicable funding agreements and under applicable law. In addition, we are subject to a requirement that the products covered by the applicable patents that are sold or used in the United States must be manufactured substantially in the United States unless a written waiver is obtained in advance from the U.S. government. The Restated License obligates us to make certain payments at the achievement of certain milestones and at regular intervals throughout the life of the license. The University of Texas at Austin may terminate the Restated License under certain circumstances, including for a breach by us that is not cured within 30 or 60 days of notice (depending on the type of breach), or if we or any of our affiliates or sublicensees participate in any proceeding to challenge the licensed patent rights (unless, with respect to sublicensees, we terminate the applicable sublicense).

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

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our products, and recent patent legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

As is the case with other biotechnology companies, our success is heavily dependent on patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted patent reform legislation. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this has created greater uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the U.S. PTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The U.S. PTO has promulgated regulations and developed procedures to govern administration of the Leahy-Smith Act. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

The Leahy-Smith Act also requires an inventor to file a patent application on their invention prior to any other bone fide independent inventor. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications.

The Leahy-Smith Act allows a third party to provide evidence in a U.S. PTO proceeding that could invalidate our patent claims. Accordingly, a third party may use the U.S. PTO procedures to invalidate our patent claims. In such an event, this circumstance could have a material adverse effect on our business.

If we do not obtain patent term extensions under the Hatch-Waxman Act and similar legislation, thereby not extending the term of our marketing exclusivity for our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, if any, one of the U.S. patents covering each of such approved product(s) or the use thereof may be eligible for up to five years of patent term restoration. Patent term extension allows a maximum of one patent to be extended per FDA-approved product. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. Nevertheless, we may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request. In addition, if a patent we wish to extend is owned by another party and licensed to us, we may need to obtain approval and cooperation from our licensor to request the extension.

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

We have a concentrated stockholder base and our executive officers and directors, combined with our stockholders who, to our knowledge, each owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a majority of our capital stock as of June 30, 2019. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit Number	Description	Form	File No	Incorporate by Date of Filing	Exhibit No.	Filed Herewith

10.1*	Lease Agreement, dated April 30, 2019, between Las Cimas Owner LP and the Registrant	10-Q	001-37722	5/7/2019	10.1

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Previously filed.
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

Date: August 6, 2019

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

Date: August 6, 2019

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Charles N. York II
Charles N. York II
Chief Financial Officer and Vice President
(Principal Accounting Officer and Principal Financial Officer and duly Authorized Signatory)