Form 10-Q
period 2019-09-30
Aeglea BioTherapeutics, Inc.
filed 2019-11-06
CIK 1636282

T W

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, the registrant had 28,985,518 shares of common stock, $0.0001 par value per share, outstanding.

AEGLEA BIOTHERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,545	$22,461
Marketable securities	64,155	52,052
Prepaid expenses and other current assets	3,930	2,158
Total current assets	92,630	76,671
Restricted cash	1,500	—
Property and equipment, net	980	1,018
Operating lease right-of-use assets	4,872	—
Other non-current assets	114	50
TOTAL ASSETS	$100,096	$77,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,431	$663
Operating lease liabilities	289	—
Accrued and other current liabilities	12,676	9,576
Total current liabilities	15,396	10,239
Non-current operating lease liabilities	4,867	—
Other non-current liabilities	38	72
TOTAL LIABILITIES	20,301	10,311
Commitments and Contingencies (Note 6 and 10)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2019 and December 31, 2018; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 28,923,241 shares and 24,140,097 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3	2
Additional paid-in capital	253,334	184,314
Accumulated other comprehensive income (loss)	78	(27)
Accumulated deficit	(173,620)	(116,861)
TOTAL STOCKHOLDERS’ EQUITY	79,795	67,428
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,096	$77,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Grant	$—	$—	$—	$3,888

Operating expenses:
Research and development	17,839	8,929	47,034	24,921
General and administrative	4,307	3,314	11,391	9,125
Total operating expenses	22,146	12,243	58,425	34,046
Loss from operations	(22,146)	(12,243)	(58,425)	(30,158)

Other income (expense):
Interest income	585	339	1,711	745
Other expense, net	(12)	(13)	(45)	(37)
Total other income	573	326	1,666	708
Net loss	$(21,573)	$(11,917)	$(56,759)	$(29,450)

Net loss per share, basic and diluted	$(0.66)	$(0.54)	$(1.80)	$(1.49)
Weighted-average common shares outstanding, basic and diluted	32,894,205	21,986,989	31,596,321	19,772,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(21,573)	$(11,917)	$(56,759)	$(29,450)
Other comprehensive income:
Unrealized gain on marketable securities	11	23	105	69
Total comprehensive loss	$(21,562)	$(11,894)	$(56,654)	$(29,381)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	Three and Nine Months Ended September 30, 2019
			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances - December 31, 2018	24,140	$2	$184,314	$(27)	$(116,861)	$67,428
Issuance of common stock in connection with employee stock purchase plan	20	—	143	—	—	143
Issuance of common stock in connection with exercise of stock options	52	—	261	—	—	261
Issuance of common stock and pre-funded warrants in connection with public offering, net of offering costs	4,625	1	64,502	—	—	64,503
Stock-based compensation expense	—	—	1,081	—	—	1,081
Unrealized gain on marketable securities	—	—	—	40	—	40
Net loss	—	—	—	—	(17,167)	(17,167)
Balances - March 31, 2019	28,837	$3	$250,301	$13	$(134,028)	$116,289
Issuance of common stock in connection with exercise of stock options	11	—	46	—	—	46
Stock-based compensation expense	—	—	1,245	—	—	1,245
Unrealized gain on marketable securities	—	—	—	54	—	54
Net loss	—	—	—	—	(18,019)	(18,019)
Balances - June 30, 2019	28,848	$3	$251,592	$67	$(152,047)	$99,615
Issuance of common stock in connection with employee stock purchase plan	25	—	164	—	—	164
Issuance of common stock in connection with exercise of stock options	50	—	212	—	—	212
Stock-based compensation expense	—	—	1,366	—	—	1,366
Unrealized gain on marketable securities	—	—	—	11	—	11
Net loss	—	—	—	—	(21,573)	(21,573)
Balances - September 30, 2019	28,923	$3	$253,334	$78	$(173,620)	$79,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)

(Unaudited)

(In thousands)

	Three and Nine Months Ended September 30, 2018
			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances - December 31, 2017	16,670	$2	$122,950	$(102)	$(72,513)	$50,337
Issuance of common stock in connection with employee stock purchase plan	31	—	78	—	—	78
Issuance of common stock in connection with exercise of stock options	109	—	785	—	—	785
Stock-based compensation expense	—	—	835	—	—	835
Unrealized gain on marketable securities	—	—	—	4	—	4
Net loss	—	—	—	—	(8,119)	(8,119)
Balances - March 31, 2018	16,810	$2	$124,648	$(98)	$(80,632)	$43,920
Issuance of common stock in connection with exercise of stock options	51	—	248	—	—	248
Issuance of common stock in connection with public offering, net of offering costs	5,047	—	37,655	—	—	37,655
Stock-based compensation expense	—	—	996	—	—	996
Unrealized gain on marketable securities	—	—	—	42	—	42
Net loss	—	—	—	—	(9,414)	(9,414)
Balances - June 30, 2018	21,908	$2	$163,547	$(56)	$(90,046)	$73,447
Issuance of common stock in connection with employee stock purchase plan	25	—	129	—	—	129
Issuance of common stock in connection with exercise of stock options	165	—	927	—	—	927
Stock-based compensation expense	—	—	1,072	—	—	1,072
Unrealized gain on marketable securities	—	—	—	23	—	23
Net loss	—	—	—	—	(11,917)	(11,917)
Balances - September 30, 2018	22,098	$2	$165,675	$(33)	$(101,963)	$63,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(56,759)	$(29,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	312	221
Purchase net discount on marketable securities	498	539
Net accretion of discount on marketable securities	(749)	(311)
Stock-based compensation	3,692	2,903
Research and development services settled with stock	—	107
Non-cash operating lease expense	337	—
Other, net	—	(30)
Changes in operating assets and liabilities:
Accounts receivable - grant	—	656
Prepaid expenses and other assets	(1,700)	(1,520)
Accounts payable	1,834	727
Deferred revenue	—	(20)
Operating lease liabilities	(165)	—
Accrued and other liabilities	3,302	1,185
Net cash used in operating activities	(49,398)	(24,993)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(318)	(219)
Purchases of marketable securities	(87,676)	(35,500)
Proceeds from maturities of marketable securities	75,929	22,620
Net cash used in investing activities	(12,065)	(13,099)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and pre-funded warrants in public offering, net of offering costs	64,239	37,654
Proceeds from employee stock plan purchases and stock option exercises	826	2,153
Principal payments on finance lease obligation	(18)	—
Net cash provided by financing activities	65,047	39,807
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	3,584	1,715

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Beginning of period	22,461	12,817
End of period	$26,045	$14,532

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Leased assets obtained in exchange for lease obligations	$5,294	$—
Unpaid amounts related to purchase of property and equipment	$26	$51

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

Liquidity

As of September 30, 2019, the Company had working capital of $77.2 million, an accumulated deficit of $173.6 million, and cash, cash equivalents, marketable securities, and restricted cash of $90.2 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s products will require significant additional financing.

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of September 30, 2019, and its results of operations for the three and nine months ended September 30, 2019 and 2018, changes in stockholders’ equity for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The December 31, 2018 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2018 as filed with the SEC.

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

Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific-identification method. There were no realized gains or losses on marketable securities for the nine months ended September 30, 2019 and 2018. Interest on marketable securities is included in interest income.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the nine months ended September 30, 2019 and 2018.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use (ROU) asset. On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach as of the adoption date in accordance with ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. Results for the three and nine months ended September 30, 2019 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. The Company elected all of the available practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification of those leases in place as of January 1, 2019.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For available-for-sale debt securities with unrealized credit losses, the credit losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. The guidance is effective for interim and annual periods beginning after December 15, 2019. The guidance will be applied using a modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

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

The Company does not expect the adoption of ASU 2018-15 to have a material impact on its consolidated financial statements.

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables sets forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$13,447	$—	$—	$13,447
Reverse repurchase agreements	—	6,250	—	6,250
U.S. government securities	—	750	—	750
Commercial paper	—	23,118	—	23,118
Corporate bonds	—	40,287	—	40,287
Total financial assets	$13,447	$70,405	$—	$83,852

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$7,180	$—	$—	$7,180
Reverse repurchase agreements	—	6,250	—	6,250
U.S. government securities	—	4,112	—	4,112
Commercial paper	—	53,916	—	53,916
Total financial assets	$7,180	$64,278	$—	$71,458

The Company measures the fair value of money market funds on quoted prices in active markets for identical asset or liabilities. The Level 2 assets include reverse repurchase agreements, U.S. government securities, commercial paper, and corporate bonds and are valued based on quoted prices for similar assets in active markets and inputs other than quoted prices that are derived from observable market data.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1 and Level 2 during the periods presented.

4. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	$13,447	$—	$—	$13,447
Reverse repurchase agreements	6,250	—	—	6,250
Total cash equivalents	19,697	—	—	19,697

Marketable securities
U.S. government securities	750	—	—	750
Commercial paper	23,096	22	—	23,118
Corporate bonds	40,231	67	(11)	40,287
Total marketable securities	$64,077	$89	$(11)	$64,155

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	$7,180	$—	$—	$7,180
Reverse repurchase agreements	6,250	—	—	6,250
Commercial paper	5,977	—	(1)	5,976
Total cash equivalents	19,407	—	(1)	19,406

Marketable securities
U.S. government securities	4,114	—	(2)	4,112
Commercial paper	47,964	—	(24)	47,940
Total marketable securities	$52,078	$—	$(26)	$52,052

The reverse repurchase agreements are settled in cash nightly, and as such are classified as cash equivalents.

As of September 30, 2019 and December 31, 2018, all debt securities with an unrealized loss position have been in a loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position as of September 30, 2019 and December 31, 2018 were $13.0 million and $45.6 million, respectively, with no individual securities in a significant unrealized loss position. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions and would not be required to sell the securities before recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of September 30, 2019 and December 31, 2018.

The following table summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	September 30,	December 31,
	2019	2018
Due in one year or less	$57,014	$52,052
Due in 1 - 2 years	7,141	—
Total marketable securities	$64,155	$52,052

The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued compensation	$2,607	$2,643
Accrued contracted research and development costs	9,423	5,993
Accrued professional and consulting fees	536	807
Other	110	133
Total accrued and other current liabilities	$12,676	$9,576

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

The following table summarizes the Company’s recognition of its operating and finance leases (in thousands):

	Classification	September 30, 2019
Assets
Operating	Operating lease right-of-use assets	$4,872
Finance	Other non-current assets	63
Total leased assets		4,935

Liabilities
Current
Operating	Operating lease liabilities	289
Finance	Accrued and other current liabilities	28
Non-current
Operating	Non-current operating lease liabilities	4,867
Finance	Other non-current liabilities	38
Total lease liabilities		$5,222

The following table summarizes the weighted-average remaining lease term and discount rates for the Company’s operating and finance leases:

September 30, 2019
Lease term (years)
Operating leases	7.9
Finance leases	2.5

Discount rate
Operating leases	10.6%
Finance leases	9.5%

The Company incurred rent expense for its operating leases of $0.4 million and $0.1 million during the three months ended September 30, 2019 and 2018, respectively, and $0.8 million and $0.4 million during the nine months ended September 30, 2019 and 2018, respectively, included within operating expenses in the results of operations. Cash paid for amounts included in the measurement of operating lease liabilities during the nine months ended September 30, 2019 was $0.5 million and was included within net cash used in operating activities in the cash flows.

The maturities of the Company’s operating and finance lease liabilities as of September 30, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
2019 (excluding the nine months ended September 30, 2019)	$169	$9
2020	1,252	32
2021	1,061	32
2022	1,007	—
2023	1,037	—
Thereafter	4,865	—
Total lease payments	9,391	73
Less:
Imputed interest	(3,231)	(7)
Tenant allowance	(1,004)	—
Total	$5,156	$66

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

The contract ended in May 2018 with the full $19.8 million grant recognized as revenue over the life of the award. The Company did not recognize any grant revenue in the nine months ended September 30, 2019 and three months ended September 30, 2018. For the nine months ended September 30, 2018, the Company recognized $3.9 million for qualified expenditures under the grant. As of December 31, 2018, all grant proceeds had been collected.

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

The public offering price for the pre-funded warrants was equal to the public offering price of the common stock, less the $0.0001 per share exercise price of each warrant. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital and have no expiration date. Per the terms of the warrant agreement, the outstanding warrants to purchase shares of common stock may not be exercised if the holder’s ownership of the Company’s common stock would exceed 4.99% (“Maximum Ownership Percentage”). By written notice to the Company, the holders may increase or decrease the Maximum Ownership Percentage. The revised Maximum Ownership Percentage would be effective 60 days after the notice is received by the Company. As of September 30, 2019, none of the pre-funded warrants have been exercised.

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

As of September 30, 2019, the 2016 Plan had 1,560,562 shares available for future issuance.

During the three months ended September 30, 2019 and 2018, the Company issued an aggregate of 44,000 and 255,800 options to purchase common stock, respectively, under the Company’s equity incentive plans for an aggregate fair value of $0.2 million and $1.7 million, respectively.

During the nine months ended September 30, 2019 and 2018, the Company issued an aggregate of 1,245,900 and 1,288,900 options to purchase common stock, respectively, under the Company’s equity incentive plans for an aggregate fair value of $7.1 million and $7.1 million, respectively.

Under the Company’s 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company issued and sold 24,772 shares for aggregate cash proceeds of $0.2 million during the three months ended September 30, 2019 and 44,904 shares for aggregate cash proceeds of $0.3 million during the nine months ended September 30, 2019. There were 24,977 shares issued and sold under the 2016 ESPP for aggregate cash proceeds of $0.1 million during the three months ended September 30, 2018 and 55,914 shares for aggregate cash proceeds of $0.2 million during the nine months ended September 30, 2018.

Total stock-based compensation expense related to the Company’s equity incentive plans and 2016 ESPP was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$492	$377	$1,358	$1,090
General and administrative	874	695	2,334	1,813
Total stock-based compensation expense	$1,366	$1,072	$3,692	$2,903

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the Company’s equity incentive plans, and the shares purchasable under the 2016 ESPP during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Equity Incentive Plans
Expected term (in years)	6.08	6.00	5.99	5.96
Expected volatility	80%	84%	81%	85%
Risk-free interest	1.63%	2.80%	2.47%	2.75%
Dividend yield	0%	0%	0%	0%

2016 ESPP
Expected term (in years)	0.50	0.50	0.50	0.49
Expected volatility	74%	63%	70%	66%
Risk-free interest	1.71%	2.45%	2.12%	2.20%
Dividend yield	0%	0%	0%	0%

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

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Unvested restricted common stock	6,861	29,317	6,861	30,587
Options to purchase common stock	3,997,838	3,075,526	3,854,444	2,930,485

10. License Agreements

License Agreements

In December 2013, two of the Company’s wholly owned subsidiaries, AECase, Inc. (“AECase”) and AEMase, Inc. (“AEMase”), entered into license agreements with the University of Texas at Austin (the “University”) under which the University granted to AECase and AEMase exclusive, worldwide, sublicenseable licenses. The University granted the AECase license under a patent application relating to the right to use technology related to the Company’s AEB3103 program candidate. The University granted the AEMase license under a patent relating to the right to use technology related to the Company’s AEB2109 program candidate.

In January 2017, the Company entered into an Amended and Restated Patent License Agreement (the “Restated License”) with the University which consolidated the two license agreements, revised certain obligations, and licensed additional patent applications and invention disclosures to the Company. The Restated License was amended in August 2017, December 2017, and December 2018 to license additional patent applications, including the Company’s program candidates under the AEB4104 and AEB5100 programs. Pursuant to the terms of the Restated License, the Company may be required to pay the University up to $6.4 million in milestone payments based on the achievement of certain development milestones, including clinical trials and regulatory approvals, the majority of which are due upon the achievement of later development milestones, including a $5.0 million payment due on regulatory approval of a product and a $0.5 million payment payable on final regulatory approval of a product for a second indication. In addition, the Company is required to pay the University a low single-digit royalty on worldwide-net sales of products covered under the Restated License, together with a revenue share on non-royalty consideration received from sublicensees. The rate of the revenue share ranges from 6.5% to 25% depending on the date the sublicense agreement is signed.

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

Pegzilarginase in Patients with Arginase 1 Deficiency

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

AEB4104 Program for Homocystinuria

Homocystinuria is an inherited disorder with high blood total homocysteine levels, or tHcy, that leads to a broad range of serious consequences with irreversible complications and early mortality. Homocystinuria due to CBS deficiency, also known as classical homocystinuria, is the most common form of the disease. Patients with homocystinuria experience an increased risk of thrombosis, bone abnormalities including osteoporosis, severe eye problems and intellectual disability. We estimate there are greater than 5,000 individuals in the global addressable market with homocystinuria.

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

AEB5100 Program for Cystinuria

Cystinuria is a rare genetic disease characterized by frequent and recurrent kidney stone formation requiring multiple procedural interventions, and by an increased risk of chronic kidney disease. Cystinuria occurs due to genetic mutations in amino acid transporters that lead to increased amounts of cystine in the urine. This results in high cystine concentrations in the urine and formation of kidney stones. As such, we engineered our AEB5100 program candidate to reduce plasma cystine and cysteine levels with accompanying reductions in urine cystine concentrations as an approach to inhibit both cystine crystal and kidney stone formation. We estimate there are greater than 10,000 individuals in the global addressable market with cystinuria.

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

We have incurred net losses in each year since inception. Our net losses were $56.8 million and $29.5 million for the nine months ended September 30, 2019 and 2018, respectively, and have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of September 30, 2019, we had an accumulated deficit of $173.6 million. We expect to continue to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase significantly as we continue our clinical and diagnostic development activities for our lead product candidate, pegzilarginase; concurrently develop our pipeline product candidates; expand and protect our intellectual property portfolio; hire additional personnel; and continue to operate as a public company.

Recent Developments

Pegzilarginase in Patients with Arginase 1 Deficiency

In September 2019, we announced 20-dose data on 14 patients from our completed Phase 1/2 trial and ongoing Phase 2 open-label extension trial for pegzilarginase in patients with Arginase 1 Deficiency at the 2019 Symposium of the Society for the Study of Inborn Errors of Metabolism. Highlights of the presentation included the following:

•	Data from all patients following 20 doses of pegzilarginase continued to demonstrate marked and sustained reductions in plasma arginine;
•	79% (11 of 14) of patients were clinical responders, using mobility assessment components that correspond with the pivotal PEACE trial secondary endpoint; and
•

Pegzilarginase was well tolerated and the rates of treatment-related adverse events decreased over time. Serious adverse events included hypersensitivity and hyperammonemia, which were infrequent, managed with standard treatment and did not lead to any patient discontinuations.

Additionally, we announced that 10 of the 14 patients from our ongoing Phase 2 open-label extension trial for pegzilarginase in patients with Arginase 1 Deficiency had been dosed subcutaneously, or sc, with pegzilarginase. Highlights include:

•	Administration of pegzilarginase by the intravenous or subcutaneous route has been shown to control plasma arginine levels;
•	Pegzilarginase (sc) was well tolerated, with only four mild injection site reactions related to pegzilarginase in more than 200 injections; and
•	All 10 eligible patients switched to, and remain on, pegzilarginase (sc), with no patient discontinuations.

We are evaluating the pegzilarginase (sc) route of administration in our Phase 2 open-label extension trial and will review data to determine the best path for selecting the preferred route of administration for our BLA submission.

In July 2019, we announced that the U.S. Food and Drug Adminstration, or FDA, has granted Breakthrough Therapy Designation status to our lead product candidate, pegzilarginase, for the treatment of Arginase 1 Deficiency. We met with the FDA in October 2019 in a previously scheduled meeting to discuss the regulatory approval pathway for pegzilarginase. The meeting provided greater clarity over several requirements to support approval through completion of the Phase 3 PEACE trial, including plans for our CMC BLA submission, immunogenicity assessments, and aggregation of the safety database. We expect to report topline data from the Phase 3 PEACE trial in the first quarter of 2021.

Pegzilarginase with Pembrolizumab in Patients with Small Cell Lung Cancer

In August 2019, we announced interim data from 35 patients in our Phase 1/2 combination clinical trial of pegzilarginase with pembrolizumab for the treatment of patients with SCLC. As of October 31, 2019, the clinical trial has resulted in one complete response, six partial responses, and nine patients with stable disease. This combination trial was well tolerated and safety observations were consistent with prior studies of pegzilarginase in patients with cancer. We have concluded enrollment and intend on submitting the results for presentation or publication after the final dataset becomes available. We are currently exploring partnership opportunities for further development.

AEB4104 Program for Homocystinuria

In June 2019, we demonstrated that our AEB4104 program candidate was effective at low mg/kg human equivalent doses in a mouse model of CBS deficiency and demonstrated a favorable profile with subcutaneous dosing. In October 2019, we demonstrated the ability of our AEB4104 program candidate to reduce the target, total homocysteine levels, in both rats and monkeys in our ongoing GLP toxicology studies. We intend to continue IND-enabling activities with our AEB4104 program candidate and expect to provide an update on our clinical trial design in the fourth quarter of 2019 and file an IND or clinical trial application, or CTA, for this program in the first quarter of 2020.

AEB5100 Program for Cystinuria

In October 2018, we presented data on an early lead molecule from our AEB5100 program demonstrating reductions in plasma and urine cystine levels, accompanied by reduced kidney stone formation in a preclinical model of cystinuria. We are pursuing IND-enabling studies for an improved lead molecule from the AEB5100 program and expect to provide dose response and bioavailability data in the fourth quarter of 2019 and file an IND or CTA for this program in the second half of 2020.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	September 30,		Dollar
	2019	2018	Change	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$17,839	$8,929	$8,910	100%
General and administrative	4,307	3,314	993	30%
Total operating expenses	22,146	12,243	9,903	81%
Loss from operations	(22,146)	(12,243)	(9,903)	81%
Interest income	585	339	246	73%
Other expense, net	(12)	(13)	1	8%
Net loss	$(21,573)	$(11,917)	$(9,656)	81%

Research and Development Expenses.    Research and development expenses increased by $8.9 million, or 100%, to $17.8 million for the three months ended September 30, 2019 from $8.9 million for the three months ended September 30, 2018. The change in research and development expenses was due to:

•

Higher manufacturing expenses, which increased by $6.0 million as a result of investing in manufacturing and pre-commercial activities for pegzilarginase and a ramp-up in manufacturing activities for our homocystinuria program;

•	Higher nonclinical expenses, which increased by $1.4 million as a result of advancing our toxicology and IND-enabling studies to support continued clinical development of our homocystinuria program;
•	Higher clinical development expenses, which increased by $0.9 million as a result of initiating our global pivotal Phase 3 PEACE trial for pegzilarginase in patients with Arginase 1 Deficiency; and
•

Higher personnel-related expenses, which increased by $0.6 million as a result of additional headcount to expand our manufacturing and clinical development capabilities along with our internal research laboratory team.

General and Administrative Expenses.    General and administrative expenses increased by $1.0 million, or 30%, to $4.3 million for the three months ended September 30, 2019 from $3.3 million for the three months ended September 30, 2018. The increase in general and administrative expenses was primarily due to additional employee headcount, compensation, and office space to support company growth. Non-cash stock compensation expense accounted for $0.2 million of the increase.

Interest Income.    The increase in interest income to $0.6 million for the three months ended September 30, 2019 from $0.3 million for the three months ended September 30, 2018 was primarily due to investment diversification and the investment of additional funds received as a result of our public offerings in October 2018 and February 2019.

Results of Operations

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended
	September 30,		Dollar
	2019	2018	Change	% Change
	(dollars in thousands)
Revenues:
Grant	$—	$3,888	$(3,888)	100%
Operating expenses:
Research and development	47,034	24,921	22,113	89%
General and administrative	11,391	9,125	2,266	25%
Total operating expenses	58,425	34,046	24,379	72%
Loss from operations	(58,425)	(30,158)	(28,267)	94%
Interest income	1,711	745	966	130%
Other expense, net	(45)	(37)	(8)	22%
Net loss	$(56,759)	$(29,450)	$(27,309)	93%

Grant Revenues.    There was no grant revenue recognized for the nine months ended September 30, 2019, resulting in a $3.9 million decrease, or 100%, from $3.9 million for the nine months ended September 30, 2018. The grant contract ended in May 2018 with the full $19.8 million grant recognized as revenue over the life of the award.

Research and Development Expenses.    Research and development expenses increased by $22.1 million, or 89%, to $47.0 million for the nine months ended September 30, 2019 from $24.9 million for the nine months ended September 30, 2018. The change in research and development expenses was related to:

•

Higher manufacturing expenses, which increased by $12.5 million as a result of accelerated investment in manufacturing and pre-commercial activities for pegzilarginase and a ramp-up in manufacturing activities for our homocystinuria program;

•

Higher clinical development expenses, which increased by $6.0 million as a result of initiating our global pivotal Phase 3 PEACE trial for pegzilarginase in patients with Arginase 1 Deficiency, advancing and exceeding enrollment of our Phase 2 open-label extension study for pegzilarginase in patients with Arginase 1 Deficiency, and advancing enrollment of our Phase 1/2 combination trial in patients with small cell lung cancer;

•

Higher personnel-related expenses, which increased by $2.5 million as a result of additional headcount to expand our manufacturing and clinical development capabilities along with our internal research laboratory team; and

•

Higher nonclinical development expenses, which increased by $1.1 million as a result of advancing our toxicology and IND-enabling studies to support continued clinical development of our homocystinuria program and expanding our internal laboratory capabilities.

General and Administrative Expenses.    General and administrative expenses increased by $2.3 million, or 25%, to $11.4 million for the nine months ended September 30, 2019 from $9.1 million for the nine months ended September 30, 2018. The increase in general and administrative expenses was primarily due to additional employee headcount, compensation, and office space to support company growth. Non-cash stock compensation expense accounted for $0.5 million of the increase.

Interest Income.    The increase in interest income to $1.7 million for the nine months ended September 30, 2019 from $0.7 million for the nine months ended September 30, 2018 was primarily due to investment diversification and the investment of additional funds received as a result of our public offerings in 2018 and February 2019.

Liquidity and Capital Resources

Sources of liquidity

We are a clinical-stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. Since our inception and through September 30, 2019, we have funded our operations primarily by raising an aggregate of $272.9 million of gross proceeds from the sale and issuance of convertible preferred and common equity securities, pre-funded stock warrants, and the collection of grant proceeds.

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

In December 2018, we entered into a sales agreement, or the 2018 Sales Agreement, with Jefferies LLC, as sales agent, to issue and sell shares of our common stock for an aggregate offering price of $60.0 million under an at-the-market offering program pursuant to the 2019 Registration Statement. As of September 30, 2019, $60.0 million of our common stock remained available for sale pursuant to the 2018 Sales Agreement.

Our primary use of cash is to fund the development of our lead product candidate, pegzilarginase, and advance our pipeline. This includes both the research and development costs and the general and administrative expenses required to support those operations. Since we are a clinical-stage biotechnology company, we have incurred significant operating losses since our inception and we anticipate such losses, in absolute dollar terms, to increase as we continue our clinical trials in pegzilarginase and expand our development efforts in our pipeline of nonclinical candidates.

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

Due to our significant research and development expenditures, we have generated substantial losses in each period since inception. We have an accumulated deficit of $173.6 million as of September 30, 2019. We anticipate that we will continue to generate losses into the foreseeable future as we develop our product candidates, seek regulatory approval of those candidates and begin to commercialize any approved products. Until such time as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, research grants, collaborations, or other sources. We currently have no debt, credit facility or additional committed capital. To the extent that we raise additional equity, the ownership interest of our stockholders will be diluted.

Based on our available cash, cash equivalents, marketable securities, and restricted cash of $90.2 million as of September 30, 2019, we believe that we have sufficient resources to fund our operations through the first quarter of 2021. We have based this estimate on assumptions that may prove to be incorrect, however, and we could deplete our capital resources sooner than we expect.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(49,398)	$(24,993)
Investing activities	(12,065)	(13,099)
Financing activities	65,047	39,807
Net increase in cash, cash equivalents, and restricted cash	$3,584	$1,715

Cash used in operating activities

Cash used in operating activities for the nine months ended September 30, 2019 was $49.4 million and reflected a net loss of $56.8 million. Our net loss was offset in part by non-cash expenses of $3.7 million for stock-based compensation, $0.3 million for depreciation and amortization, and $0.3 million for operating lease expense. The net change in operating assets and liabilities of $3.3 million was primarily related to a $5.1 million increase in accounts payable and accrued liabilities due to additional research and development costs associated with the clinical trials and manufacturing for pegzilarginase in patients with Arginase 1 Deficiency, partially offset by a $1.7 million increase in prepaid expenses and other assets due to advance payments associated with manufacturing for homocystinuria and our on-going clinical trials to treat Arginase 1 Deficiency.

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

Cash used in investing activities

Cash used in investing activities for the nine months ended September 30, 2019 was $12.1 million and consisted of $87.7 million in purchases of marketable securities and $0.3 million in purchases of property and equipment offset by $75.9 million in maturities of marketable securities.

Cash used in investing activities for the nine months ended September 30, 2018 was $13.1 million and consisted of $0.2 million in purchases of property and equipment and $35.5 million in purchases of marketable securities offset by $22.6 million in maturities of marketable securities.

Cash provided by financing activities

Cash provided by financing activities for the nine months ended September 30, 2019 was $65.0 million, which primarily consisted of $69.0 million from the public offering of our common stock in February 2019, offset by $4.1 million in underwriting discounts and commissions and $0.7 million of paid offering costs related to the offering and 2019 Registration Statement, and $0.8 million in stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan.

Cash provided by financing activities for the nine months ended September 30, 2018 was $39.8 million, which consisted of $40.4 million from the follow-on public offering of our common stock in April 2018, offset by $2.4 million in underwriting discounts and commissions and $0.3 million of paid offering costs, and $2.1 million in proceeds received from stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2019 (in thousands):

	Payments Due by Period
	Less than	1 - 3	4 to 5	More than
	1 year	years	years	5 years
Operating leases	$1,078	$2,157	$2,091	$4,065
Finance lease	33	40	—	—
Total	$1,111	$2,197	$2,091	$4,065

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

Off-Balance Sheet Arrangements

Through September 30, 2019, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use (ROU) asset. On January 1, 2019, we adopted Topic 842 using the modified retrospective approach as of the adoption date in accordance with ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. Results for the three and nine months ended September 30, 2019 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. We elected all of the available practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification of those leases in place as of January 1, 2019.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For available-for-sale debt securities with unrealized credit losses, the credit losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. The guidance is effective for interim and annual periods beginning after December 15, 2019. The guidance will be applied using a modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings. We do not expect the adoption of ASU 2016-13 to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40), to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in the update require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The new standard is effective for fiscal years and interim periods beginning after December 15, 2019 and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. We do not expect the adoption of ASU 2018-15 to have a material impact on our consolidated financial statements.

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

As of September 30, 2019, we held $90.2 million in cash, cash equivalents, marketable securities, and restricted cash, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in reverse repurchase agreements, U.S. government securities, commercial paper, and corporate bonds.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, since inception, we have incurred significant operating losses. For the three and nine months ended September 30, 2019, we reported a net loss of $21.6 million and $56.8 million, respectively. For the years ended December 31, 2018 and 2017, we reported a net loss of $44.3 million and $27.2 million, respectively. As of September 30, 2019, we had an accumulated deficit of $173.6 million. We have financed our operations primarily through private placements of our preferred stock, the initial public offering of our common stock, follow-on public offerings of our common stock, and collection of a research grant. We have devoted substantially all of our efforts to research and development. Currently, we are conducting clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency and in a combination clinical trial with pembrolizumab for the treatment of small cell lung cancer, or SCLC. We have concluded enrollment in our combination clinical trial of pegzilarginase with pembrolizumab for the treatment SCLC and are currently exploring partnership opportunities for further development in oncology. We have not initiated clinical development of our other product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

Based upon our planned use of our cash, cash equivalents, marketable securities, and restricted cash as of September 30, 2019, we estimate such funds will be sufficient for us to fund completion of our global pivotal Phase 3 PEACE clinical trial for the treatment of patients with Arginase 1 Deficiency, and, our ongoing open-label extension study for patients with Arginase 1 Deficiency, as well as to complete our Phase 1/2 combination clinical trial of pegzilarginase with pembrolizumab for the treatment of patients with small cell lung cancer, including continuing to provide pegzilarginase to patients who remain on the study drug. Our future capital requirements will depend on many factors, including:

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

We do not know whether any of our planned or current nonclinical studies, or ongoing or planned clinical trials, will need to be restructured or will be completed on schedule, or at all. For example, in June 2017, we delayed enrollment of pediatric patients in our Phase 1/2 clinical trial of pegzilarginase for the treatment of Arginase 1 Deficiency due to a difference in opinion with the FDA on data required to support inclusion of pediatric patients. Although we reached an agreement with the FDA in November 2017 and began dosing pediatric patients, the FDA may require additional information or studies to be conducted, or impose conditions that could further delay or restrict our other planned clinical activities in the future. We began our global pivotal Phase 3 PEACE clinical trial in which we intend to study plasma arginine reduction from baseline over 24 weeks as our primary endpoint. However, evidence of stabilization or improvement of clinical signs and symptoms of Arginase 1 Deficiency, such as our secondary endpoints, consisting of clinical outcome assessments focused primarily on mobility, as well as clinician and caregiver global impressions of effectiveness, may be required in addition to the primary endpoint to support approval. Certain of our clinical outcome secondary endpoints will be measured using motor assessments that have not been previously validated for Arginase 1 Deficiency, including the gross motor function classification system. Such motor assessments have been validated in ambulatory children with Cerebral Palsy.  We believe these motor functional assessments are translatable to Arginase 1 Deficiency patients given the similarities in symptoms of children with Cerebral Palsy and the Arginase 1 Deficiency populations, however the FDA or other Health Authorities may disagree.

We also may face difficulties or delays in enrolling our global pivotal Phase 3 PEACE clinical trial in Arginase 1 Deficiency because we are restricting enrollment to patients with baseline clinical abnormalities at a level that provides an opportunity to demonstrate neuromotor and/or neurocognitive outcomes. If we are unable to demonstrate sufficient improvement on such clinical endpoints, the FDA may determine that there is inadequate justification to support that the endpoints we have chosen are reasonably likely to predict clinical benefit, which would potentially prohibit approval under various approval pathways. For example, the FDA indicated that our dosing duration for our Phase 3 PEACE clinical trial may not be adequate to access for clinically meaningful changes. Significant nonclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may materially harm our business and results of operations.

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

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the Health Authorities. More specifically, many of our product candidates, including pegzilarginase, initially target indications that may be characterized as orphan markets, which can prolong the clinical trial timeline if sufficient patients cannot be enrolled in a timely manner. Arginase 1 Deficiency is a rare disorder, and there are no published reports of disease prevalence. Newborn screening data for two reliably detected urea cycle disorders allowed disease experts to estimate by extrapolation of the incidence of Arginase 1 Deficiency at 1:950,000 births. Assuming a less than normal life span, we believe that at least 1,000 individuals in global addressable markets have Arginase 1 Deficiency. Presently, only 34 U.S. states and jurisdictions perform newborn screening for Arginase 1 Deficiency, and newborn screening is not currently widely performed in European countries. Due to screening requirements and enrollment restrictions in our clinical trial protocol, or any additional restrictions that may be imposed by regulatory agencies, not all patients may be eligible for inclusion in our planned global pivotal Phase 3 PEACE clinical trial. To date, we have identified more than 200 patients in the global addressable markets, primarily in the U.S. and Europe.

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

In addition, some patients with Arginase 1 Deficiency suffer from heightened levels of ammonia, or hyperammonemia. Horizon Therapeutics plc actively markets both RAVICTI (glycerol phenylbutyrate) and BUPHENYL (sodium phenylbutyrate) to treat patients with urea cycle disorders suffering from hyperammonemia. Some patients who may be eligible for our ongoing or planned clinical trials may instead pursue treatment for this aspect of their condition by taking RAVICTI (glycerol phenylbutyrate). Our inability to enroll a sufficient number of patients for any of our clinical trials could result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and in delays to commercially launching our product candidates, if approved, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

Further, evaluating pegzilarginase, or any current or future product candidate, in combination with other products in clinical development may require us to establish collaborations, licensing arrangements or alliances with third parties. There is no assurance that we will be able to enter into such arrangements on favorable terms, or at all.

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

Even if any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success. Current treatments for Arginase 1 Deficiency include dietary protein restriction and, in some instances, nitrogen-scavenging drugs such as RAVICTI (glycerol phenylbutyrate). If our product candidates do not achieve an adequate level of acceptance, we may never generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	their efficacy, safety and other potential advantages compared to alternative treatments;
•	our ability to offer them for sale at competitive prices;
•	their convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the ability of healthcare professionals to accurately identify and diagnose patients with the relevant/indicated condition;
•	the strength of marketing and distribution support;
•	the availability of third-party coverage and adequate reimbursement for our product candidates;
•	the prevalence and severity of their side effects;
•	any restrictions on the use of our product candidates together with other medications;
•	interactions of our product candidates with other products patients are taking; and
•	inability of patients with certain medical histories to take our product candidates.

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

We face intense competition from companies developing products to address urea cycle disorders and other diseases. For example, Horizon Therapeutics plc actively markets both RAVICTI (glycerol phenylbutyrate) and BUPHENYL (sodium phenylbutyrate), which is used to treat patients with urea cycle disorders suffering from hyperammonemia, which may include patients suffering from Arginase 1 Deficiency. Patients with Arginase 1 Deficiency may also benefit from taking RAVICTI (glycerol phenylbutyrate). Erytech Pharma announced a potential collaboration to explore preclinical development of an Arginase 1 Deficiency candidate. We also face intense competition from companies developing products and therapies to treat cancer. For example, Polaris Group has been conducting numerous clinical trials of ADI-PEG 20, an enzyme derived from mycoplasma, which degrades arginine in the blood.

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

We are a clinical-stage biotechnology company with a limited operating history, and, as of September 30, 2019, had 75 employees, including four executive officers. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

In December 2013, our wholly-owned subsidiaries AECase, Inc. and AEMase, Inc. each entered into an exclusive, worldwide license agreement, including the right to grant sublicenses, with the University of Texas at Austin for certain intellectual property owned by the University of Texas at Austin related to our program candidates under the AEB3103 and AEB2109 programs. In January 2017, we and the University of Texas at Austin entered into an Amended and Restated Patent License Agreement, or the Restated License, which consolidated the two license agreements, revised certain obligations, and licensed additional patent applications and invention disclosures to us. The Restated License was amended in August 2017, December 2017, and December 2018 to license additional patent applications, including our program candidates under the AEB4104 and AEB5100 programs. The intellectual property licensed under the Restated License includes an invention that was made with U.S. government support. The U.S. government therefore has certain rights in such inventions under the applicable funding agreements and under applicable law. In addition, we are subject to a requirement that the products covered by the applicable patents that are sold or used in the United States must be manufactured substantially in the United States unless a written waiver is obtained in advance from the U.S. government. The Restated License obligates us to make certain payments at the achievement of certain milestones and at regular intervals throughout the life of the license. The University of Texas at Austin may terminate the Restated License under certain circumstances, including for a breach by us that is not cured within 30 or 60 days of notice (depending on the type of breach), or if we or any of our affiliates or sublicensees participate in any proceeding to challenge the licensed patent rights (unless, with respect to sublicensees, we terminate the applicable sublicense).

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

We have a concentrated stockholder base and our executive officers and directors, combined with our stockholders who, to our knowledge, each owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a majority of our capital stock as of September 30, 2019. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit				Incorporate by		Filed
Number	Description	Form	File No	Date of Filing	Exhibit No.	Herewith

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: November 6, 2019

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

Date: November 6, 2019

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Charles N. York II
Charles N. York II
Chief Financial Officer and Vice President
(Principal Accounting Officer and Principal Financial Officer and duly Authorized Signatory)