Form 10-K
period 2019-12-31
Aeglea BioTherapeutics, Inc.
filed 2020-02-24
CIK 1636282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-37722

AEGLEA BIOTHERAPEUTICS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	46-4312787
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

805 Las Cimas Parkway Suite 100 Austin, TX	78746
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (512) 942-2935

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value Per Share	AGLE	The Nasdaq Stock Market LLC (Nasdaq Global Market)

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2019 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $6.85 of the Registrant’s common stock as reported on The Nasdaq Global Market, was approximately $177.7 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 20, 2020
Common stock, $0.0001 par value per share	29,085,237 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2020 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2019 fiscal year and is incorporated by reference into Part III of this Report.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, potential therapeutic benefits and economic value of our product candidates, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

PART I

ITEM 1.  BUSINESS

Overview

We are a clinical-stage biotechnology company developing next-generation human enzyme therapeutics as disruptive solutions for rare and other high-burden diseases. We believe our expertise in enzyme medicine, advanced bioengineering technology, and focused approach enables us to identify and pursue opportunities to address important unmet medical needs for patient communities with few options.

We employ a distinctive, replicable platform to fuel our innovative pipeline, which we believe reduces key risks throughout the development process and provides a greater likelihood of clinical success and commercial adoption.

We are driven by the urgent needs of patient communities who have inadequate or no therapeutic options available to address these debilitating diseases. Our purpose-driven and patient focused approach to the selection and development of novel assets into clinical evaluation is guided by defined strategic considerations:

-	Clear, urgent unmet medical need
-	Rigorous preclinical data and strong scientific rationale
-	Mechanistic opportunity to create or enhance enzymatic activity through novel engineering
-	Meaningful and sustainable commercial opportunities
-	Potential to be first in class or best in class, with limited competition

Our Strategy

We continually advance toward our vision to become the preeminent human enzyme company, dedicated to the discovery, development, and commercialization of next generation human enzyme therapeutics that address defined unmet medical needs and transform lives. With a strategic approach, we are:

•	Pursuing opportunities for novel human enzyme-based therapeutics in areas where regulation of abnormal metabolism may deliver meaningful medical benefits.

Our focus is on rare and other high-burden diseases where there is a plausible link between disease development, progression, and metabolite levels including amino acids, opening an opportunity for novel engineered enzyme therapeutics. Grounded by our enzyme expertise, we purposefully select programs to advance into clinical development based on strong biological rationale and robust preclinical evidence where potential therapy can transform patient outcomes.

•	Implementing patient identification strategies to increase the probability of clinical success.

An integral part of our product development approach is to identify patient populations with the greatest potential to benefit from our metabolism focused approaches. In rare genetic diseases, this strategy is focused on identifying misdiagnosed and undiagnosed patients. For example, in the United States, we are actively pursuing avenues to improve disease state awareness and diagnosis of Arginase 1 Deficiency.

•	Advancing our lead product candidate, pegzilarginase, through clinical development and into commercialization.

We believe pegzilarginase is the only therapeutic in clinical development that addresses the underlying drivers of disease progression for the treatment of Arginase 1 Deficiency. Pegzilarginase is currently being evaluated in two ongoing clinical trials for Arginase 1 Deficiency, consisting of the global pivotal Phase 3 PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) trial and our open label extension study. The PEACE trial is a single, global pivotal trial with a primary endpoint of plasma arginine reduction and secondary endpoints including clinical outcome assessments focused primarily on mobility, in addition to safety and pharmacokinetics. We expect to complete enrollment in the PEACE trial in the third quarter of 2020 and anticipate that topline data will be available in the first quarter of 2021.

•	Concurrently developing multiple product candidates with the goal of approval and commercialization in the US and internationally.

We are building a diversified portfolio with multiple human enzyme therapeutic candidates, with complementary opportunities to evaluate enzyme solutions for patient communities with few options today. With this multi-asset strategy, we are leveraging organizational efficiencies and economies of scale, and are investing in our internal research, development, and commercialization capabilities to continually enrich our portfolio.

In developing programs for diseases with substantial unmet medical need, we seek opportunities with meaningful commercial potential and with limited or no current competition. We retain worldwide intellectual property rights to all our product candidates, and intend to pursue clinical and regulatory programs for approval in the United States and internationally. Over time, we intend to establish a multi-country commercial organization in rare genetic diseases with commercial partnerships in select regions.

Our Focus—Enzyme-based Therapeutic Opportunities

We leverage our enzyme engineering capabilities to focus on developing therapeutics to treat diseases with abnormally high levels of metabolites. Many of these diseases arise due to inborn errors of metabolism. Metabolism refers to fundamental chemical reactions that are critical to life-sustaining processes. Metabolism follows specific pathways that are comprised of various biochemical reactions generally catalyzed by proteins known as enzymes. Enzymes accelerate complex reactions and serve as key regulators of metabolic pathways by responding to changes in the cell’s environment or signals from other cells.

An in-depth understanding of abnormal metabolic pathways is crucial to developing therapies that may address various disease states, including rare genetic diseases. Our core capability of exploiting these abnormal metabolic pathways has allowed us to engineer human enzyme therapies with the potential to reduce harmful levels of metabolites, including amino acids that may address important unmet needs in rare genetic diseases.

Understanding Rare Genetic Disease and Arginase 1 Deficiency

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

We are targeting Arginase 1 Deficiency with our lead product candidate, pegzilarginase. Arginase 1 Deficiency is a serious progressive disease with significant morbidity and early mortality. This disease is caused by deficiency of a key arginine metabolizing enzyme. This leads to two important harmful metabolic effects: (1) the accumulation of high levels of arginine and other arginine derived metabolites, and (2) an impairment of the urea cycle which leads to elevation of ammonia levels, especially at times of stress. The high plasma arginine level is believed to be the key driver of the spasticity, developmental delays, and seizures that develop in early childhood and progress over time. The impairment of the urea cycle also means that these patients are at risk of episodic and sometimes persistent hyperammonemia, which causes irritability, nausea, and vomiting with potential to progress to brain swelling, encephalopathy, reduced life expectancy, and death.

There are currently no effective treatment options or approved therapeutic agents specifically indicated for Arginase 1 Deficiency that treat the underlying cause of this disease. Current disease management practice includes a medical diet with protein restriction, ammonia scavengers, and adjustments to essential amino acids. Medical literature suggests that disease progression can be slowed with strict adherence to dietary protein restriction, which often includes the use of specially formulated supplements. Such dietary modification has been shown to partially reduce plasma arginine levels, but generally does not consistently reach the range stipulated by medical guidelines. Therefore, this disease management approach is generally inadequate to treat the majority of patients, unpalatable, and difficult to manage. Ammonia-scavenging drugs such as RAVICTI (glycerol phenylbutyrate) and BUPHENYL (sodium phenylbutyrate) are used to manage elevated ammonia levels. In some cases, liver transplantation has been utilized to treat Arginase 1 Deficiency; however, this intervention is available only to a small fraction of patients and carries significant procedural risk.

The lack of effective treatment options that directly address the cause of Arginase 1 Deficiency supports the need for a therapy that manages the harmful metabolic effects caused by accumulation of high levels of arginine and other arginine-derived metabolites (also referred to as guanidino compounds). The development of an arginine-reducing therapeutic introduced early in a patient’s life could potentially minimize the exposure to the neurotoxic effects of elevated arginine, its metabolites, and ammonia, as well as potentially enabling improved protein intake. Reduction and maintenance of plasma arginine levels to within levels recommended by medical guidance for an extended period during the pegzilarginase dosing schedule has the potential to slow or halt the progression of the disease, thereby offering the potential for more normal growth and development in these patients.

Arginase 1 Deficiency is a rare disorder, and disease prevalence has not been well established in the medical literature. Based on a genetic prevalence analysis commissioned by us, we estimate that the Arginase 1 Deficiency population is greater than 2,500 patients in the global addressable markets. The genetic prevalence-based methodology has the ability to account for misdiagnosis of the disease and to address limitations in newborn screening methodology, including naturally low arginine levels in newborns and lack of geographic availability or standardization of testing. Presently, only 34 U.S. states and jurisdictions screen for Arginase 1 Deficiency, and screening in Europe is not universal. Because the symptoms of Arginase 1 Deficiency may overlap with other disorders such as hereditary spastic paraplegia, cerebral palsy or epilepsy, the prevalence of Arginase 1 Deficiency may be underestimated in regions that do not mandate newborn screening for this disease. To date we have identified more than 200 patients in the major addressable markets, primarily in the U.S. and Europe. In the U.S. we have identified more than 100 patients, representing a 40% penetration into the genetic prevalent population.

Understanding Homocystinuria

Homocystinuria is an inherited disorder of methionine metabolism that results in elevated homocysteine and homocystine, or tHcy, in plasma and urine. This leads to a broad range of serious consequences with irreversible morbidity due to lens dislocation, skeletal abnormality, vascular complication and intellectual dysfunction, as well as reduced life expectancy.

Homocystinuria due to cystathionine β-synthase (CBS) deficiency, also known as classical Homocystinuria, is the most common form of the disease with over 160 genetic mutations identified. These mutations may have different effects on how the CBS enzyme functions which may in turn impact the level of tHcy and the response to treatment. CBS deficient patients who respond to pyridoxine resulting in decreases of methionine and homocysteine are considered B6 responsive, however, many patients are unable to achieve target levels of tHcy through diet and/or pyridoxine alone and thus betaine is recommended as an adjunctive treatment. As a result, some subjects have severe childhood-onset multisystem disease, while others may be asymptomatic into adulthood, likewise the spectrum and severity of disease is also variable.

The natural history of CBS deficiency is understood and documented in the medical literature. While newborn screening is universally implemented in the U.S. (and widely available elsewhere), for technical reasons it only detects a proportion of cases. Patients can present with homocystinuria in childhood with a significant event, such as thrombosis, ocular lens dislocation, severe myopia, skeletal fracture, and/or other manifestations such as developmental delay or cognitive impairment. In adulthood, the most common presentation is with a thrombotic event. Untreated, the disease results in higher mortality, with B6 non-responsive patients having a 23% mortality by the age of 30. Medical literature has reported that outcomes are better in patients with lower tHcy with fewer complications and improved intellectual function. While no long-term prospective data exists, recent guidelines based on expert review recommend a target tHcy of less than 120 µM although some physicians aim for even lower targets with a combination approach.

The goal of treatment for Homocystinuria due to CBS deficiency is to maintain consistent plasma tHcy levels as close to normal as possible or, at a minimum, below the currently defined biochemical targets. Current disease management is lifelong and includes dietary protein (methionine) restriction with amino acid replacement either alone or with pyridoxine (vitamin B6), and betaine supplementation, which is generally insufficient to effectively control all but the mildest form of the disease. As is the case with other medical diets, adherence is challenging and nutrient supplementation is often necessary to prevent deficiencies that arise from a lack of normal natural dietary protein intake. Some CBS deficient patients respond to very high doses of pyridoxine (vitamin B6) resulting in decreases of methionine and homocysteine, however, many patients are unable to achieve target levels of tHcy through diet and/or pyridoxine alone and thus betaine is recommended as an adjunctive treatment. Although generally well tolerated, some subjects dislike the taste and/or fishy odor, which may lead to poor compliance. Compliance is also hampered by the large doses required.

There is a significant unmet need for patients in whom tHcy levels remain high, and the risk of complications persists. In addition, many patients find compliance with diet to be restrictive and cannot maintain tHcy levels within the target range. The lack of effective interventions to directly address the consequences of CBS deficiency support the need for a therapy to reduce the harmful effects of persistently raised tHcy. The introduction of a tHcy reducing therapeutic could ultimately prevent major thrombotic, ocular and skeletal complications, offering the potential to reduce morbidity and mortality in these patients.

The estimated prevalence in the United States is between 1:133,000 to 1:375,000 and the global prevalence varies from 1:1,800 to 1:900,000 depending on the population group. Assuming a less than normal life span, we believe that at least 5,000 individuals in the global addressable markets have B6 non-responsive Homocystinuria due to CBS deficiency.

Our Development Programs

The following summarizes our most advanced product candidates, each of which is described in further detail below.

Pegzilarginase in Arginase 1 Deficiency

Overview: Our lead product candidate, pegzilarginase, is a recombinant human Arginase 1 that enzymatically degrades the amino acid arginine. We engineered pegzilarginase with modifications that enhance the stability and arginine-degrading activity of the enzyme in human plasma. For Arginase 1 Deficiency, which is a rare progressive disease, we believe pegzilarginase may reduce the harmful metabolic effects caused by the accumulation of high levels of arginine and other arginine-derived metabolites.

PEACE - Global Pivotal Phase 3 Study of Pegzilarginase in Patients with Arginase 1 Deficiency: We are currently conducting our Phase 3 PEACE trial to evaluate the safety and efficacy of pegzilarginase. The trial is believed to be the first-ever investigative therapy that directly addresses the high arginine levels that are believed to be the key drivers of this devastating disease for patients with Arginase 1 Deficiency. We designed the PEACE trial based on input from the FDA and EMA. We expect to complete enrollment in the PEACE trial in the third quarter of 2020 and anticipate that topline data from the Phase 3 PEACE study will be available in the first quarter of 2021.

PEACE is a single, global, randomized, double-blind, placebo-controlled trial designed to assess the effects of treatment with pegzilarginase versus placebo over 24 weeks with a primary endpoint of statistically significant plasma arginine reduction from baseline. The primary endpoint assesses the effectiveness of pegzilarginase in lowering plasma arginine levels given the evidence that plasma arginine control has the potential to improve the clinical status and slow disease progression in patients with Arginase 1 Deficiency. Secondary endpoints will include clinical outcome assessments focused primarily on mobility, in addition to safety and pharmacokinetics. The pivotal trial will span approximately 10 countries and 25 to 30 clinical sites. Upon completion of the 24-week treatment period, patients may qualify to participate in a long-term extension study of pegzilarginase. The FDA and EMA indicated that data from this Phase 3 PEACE trial showing plasma arginine reduction in conjunction with improvements in clinically meaningful aspects of the disease may be sufficient to support a marketing application for pegzilarginase in Arginase 1 Deficiency.

We plan to enroll approximately 30 (pediatric and adult) patients with Arginase 1 Deficiency. Patients enrolled in the trial are randomized on a two-to-one basis to receive weekly infusions of pegzilarginase (0.1 mg/kg), or placebo for the double-blind treatment period of 24 weeks. Dose adjustments during this period can be made to optimize plasma arginine control for levels outside the range of 50 to 150 µM.

Patients will be considered eligible for the PEACE trial during screening if they exhibit average plasma arginine levels of greater than 250 µM, are greater than two years of age and have a deficit in at least one dimension of mobility and/or adaptive behavior. All assessments and dose adjustments will be conducted in a blinded fashion at pre-specified intervals. Patients will remain on current disease management for the duration of the Phase 3 PEACE trial.

In addition to the primary endpoint of plasma arginine reduction, secondary endpoints in the Phase 3 PEACE trial will evaluate pegzilarginase relative to placebo through a multi-dimensional assessment of clinical response. A clinical responder is defined as a patient exhibiting improvement from baseline in mobility, measured by a 2 Minute Walk Test or Gross Motor Function Measure D (standing) or E (walking, running, and jumping). Additional secondary endpoints include a response rate for each individual assessment, the total number of mobility and adaptive behavior responses per patient and the proportion of patients with plasma arginine below medical guidance of 200 µM.

Phase 1/2 Open Label Study of Pegzilarginase in Patients with Arginase 1 Deficiency: We completed a Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency to assess the safety and clinical activity of pegzilarginase. The Phase 1/2, multi-center, single-arm, open label trial of pegzilarginase enrolled 16 adult and pediatric patients with Arginase 1 Deficiency in the United States, Canada, and Europe, exceeding the initial target of 10 patients. The Phase 1/2 dosing was completed in February 2019, with 14 patients completing 8 weeks of repeat dosing. The trial investigated both single ascending doses and repeated dosing. The primary endpoint of the trial was safety and tolerability of intravenous administration of pegzilarginase in patients with Arginase 1 Deficiency. The trial also evaluated the pharmacokinetic and pharmacodynamic effects of repeated doses of pegzilarginase on plasma arginine levels. Additionally, patients who completed the repeat dose part of the Phase 1/2 trial were eligible to enroll in a long-term open label extension study, with 14 out of 14 patients that completed the Phase 1/2 trial enrolling into the extension study.

Phase 2 Open Label Extension Study to Evaluate the Long-Term Safety, Tolerability and Effects of Pegzilarginase in Patients with Arginase 1 Deficiency Who Received Treatment in a Previous Study: After completing the repeat dose portion of the Phase 1/2 study and at least four weeks of post-treatment observation, patients were allowed to continue treatment with pegzilarginase by enrolling in a long-term open label extension study. This study is expected to provide important insights into the longer-term clinical effects of reducing plasma arginine.

In September 2019, we announced 20-dose data on 14 patients from our completed Phase 1/2 trial and ongoing Phase 2 open-label extension trial for pegzilarginase in patients with Arginase 1 Deficiency. We reported all patients continued to demonstrate marked and sustained reductions in plasma arginine following 20 doses of pegzilarginase and 79% (11 of 14) of patients were clinical responders, using mobility assessment components that correspond with the pivotal PEACE trial secondary endpoints. Pegzilarginase was well tolerated and the rates of treatment-related adverse events decreased over time. Serious adverse events included hypersensitivity and hyperammonemia, which were infrequent, expected, and managed with standard treatment and did not lead to any patient discontinuations.

Additionally, we announced in September 2019 that 10 of the 14 patients from our ongoing Phase 2 open-label extension trial for pegzilarginase in patients with Arginase 1 Deficiency had been dosed subcutaneously, or sc, with pegzilarginase. Administration of pegzilarginase by the subcutaneous route was shown to control plasma arginine levels and was generally well tolerated, with only four mild injection site reactions related to pegzilarginase in more than 200 injections. All 10 eligible patients switched to, and remained on, pegzilarginase (sc), with no patient discontinuations through the announcement date. We are evaluating the pegzilarginase (sc) route of administration in our Phase 2 open-label extension trial and will review data to determine the best path for selecting the preferred route of administration for our BLA submission.

Regulatory Designations: We have obtained Orphan Drug Designation from the FDA and EMA, as well as Fast Track and Breakthrough Therapy Designations from the FDA, for pegzilarginase for the treatment of patients with Arginase 1 Deficiency. In addition, the FDA granted a Rare Pediatric Disease designation for pegzilarginase for the treatment of Arginase 1 Deficiency. This designation by the FDA confirms our eligibility to receive a Rare Pediatric Disease priority review voucher upon approval of a qualifying biologics license application for pegzilarginase if completed before October 1, 2022.

We met with the FDA in October 2019 to discuss the regulatory approval pathway for pegzilarginase, in a previously scheduled meeting before receiving Breakthrough Therapy Designation. The meeting provided greater clarity over several requirements to support approval through completion of the Phase 3 PEACE trial, including plans for the CMC portion of our BLA submission, immunogenicity assessments, and aggregation of the safety database. We expect to continue additional interactions with the FDA post-Breakthrough Therapy Designation.

ACN00177 in Homocystinuria

Overview: Our product candidate, ACN00177, is a novel PEGylated, or polyethylene glycol modified, human enzyme engineered to degrade free homocysteine and homocystine. We engineered ACN00177 by directed mutagenesis of amino acid residues within the active site of human cystathionine γ-lyase, resulting in a molecule that has high substrate specificity for homocysteine and homocystine but not for the native substrate, cystathionine. For classical Homocystinuria patients, we believe ACN00177 may ameliorate the adverse impact of CBS enzyme deficiency in the transsulfuration pathway by providing an alternate pathway for enzymatic degradation of high plasma total homocysteine levels.

Phase 1/2 Open Label Study of ACN00177 in Patients with Homocystinuria: We expect to initiate a Phase 1/2 clinical trial for the treatment of patients with Homocystinuria in the second quarter of 2020 and expect initial data in the first quarter of 2021. The primary objective of the trial is to evaluate the safety and tolerability of ACN00177 in subjects with Homocystinuria due to CBS deficiency. As a secondary objective, the trial will also characterize the pharmacokinetics and pharmacodynamics relationship of ACN00177 after single and multiple doses following intravenous and subcutaneous administration, as well as the magnitude of change in plasma tHcy. In January 2020, we announced the submission of a Clinical Trial Application with the United Kingdom’s Medicines and Healthcare Products Regulatory Agency, or MHRA, for ACN00177.

Pegzilarginase in Cancer

Phase 1/2 Combination Trial in Patients with SCLC: We concluded enrollment in an open label Phase 2 clinical collaboration with Merck to evaluate the combination of pegzilarginase with Merck’s anti-PD1 therapy, KEYTRUDA® (pembrolizumab) for the treatment of patients with small cell lung cancer, or SCLC, that relapsed or progressed after platinum-based chemotherapy. The Phase 2 primary objective is objective response rate, and secondary objectives include safety, clinical benefit rate, time to response, duration of response, progression free survival, and overall survival.

In August 2019, we announced interim data from 35 patients in this Phase 1/2 combination clinical trial. As of October 31, 2019, the clinical trial had resulted in one complete response, six partial responses, and nine patients with stable disease. This combination was generally well tolerated and safety observations were consistent with prior studies of pegzilarginase in patients with cancer. We intend to submit the results for presentation or publication after the final dataset becomes available. We are currently exploring partnership opportunities for further development.

Phase 1 Dose Escalation Trial of Pegzilarginase in Patients with Advanced Solid Tumors: We completed a Phase 1 open label, multiple dose, dose escalation clinical trial in patients with advanced solid tumors. The primary objective of dose-escalation was to determine the maximum tolerated dose, and secondary objectives were to evaluate the safety, tolerability, and pharmacokinetic profile of pegzilarginase. The inclusion criteria included patients with locally advanced or metastatic solid tumors that failed to respond to or progressed under standard treatment, could not tolerate standard therapies, or for which no standard therapy exists.

Upon completion of the dose escalation in patients with advanced solid tumors, we initiated three separate cohort expansions of patients with SCLC, uveal melanoma, and cutaneous melanoma. These cancer types were selected because nonclinical studies and the medical literature suggest that a significant fraction of patients are expected to have cancers that are dependent on extracellular arginine. The primary endpoint of each cohort expansion was to assess the safety of pegzilarginase in patients with each tumor type. Secondary endpoints included the assessment of pharmacokinetics, pharmacodynamics and clinical response.

In March 2019, we announced the completion of enrollment of three separate cohort expansions of patients with heavily pre-treated SCLC, uveal melanoma, and cutaneous melanoma. We previously presented interim clinical data at the European Society for Medical Oncology 2018 Congress in October 2018, demonstrating that pegzilarginase monotherapy resulted in anti-tumor activity in heavily pre-treated patients with advanced uveal and cutaneous melanoma. Across the two advanced melanoma cohorts, 28 patients were enrolled with one confirmed partial response observed and eight patients with stable disease at 8 weeks. Three patients experienced treatment-related, Grade 3 serious adverse events, including asthenia and failure to thrive, vomiting and dehydration. For the SCLC cohort, no objective responses and no new safety findings were observed in the 13 heavily-pretreated patients in the single agent expansion arm, which completed enrollment in December 2018. Anti-tumor activity appeared greater in melanomas lacking argininosuccinate synthetase 1 (ASS1) expression, which is consistent with preclinical studies that suggest tumors lacking ASS1 expression are dependent on extracellular arginine for survival. Additionally, pegzilarginase was shown to rapidly and sustainably deplete plasma arginine. We are currently exploring partnership opportunities for further development.

Preclinical Pipeline

AEB5100 Program in Cystinuria

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

In October 2018, we presented data on an early lead molecule from our AEB5100 program demonstrating reductions in plasma and urine cystine levels, accompanied by reduced kidney stone formation in a preclinical model of cystinuria. We are pursuing investigational new drug (IND)-enabling studies for an improved lead molecule from the AEB5100 program and expect to provide dose response and bioavailability data in the second quarter of 2020 and submit an IND or CTA for this program in the second half of 2020.

Research Programs

A significant number of metabolic diseases remain without an effective treatment. Our in-house team of scientists and clinicians assess whether human enzymes are available to decrease the potential disease promoting metabolites in diseases with unmet medical need. If a human enzyme is not available, our team of protein engineers will introduce changes into alternative human enzyme scaffolds to alter their specificity for the proposed disease-causing metabolite. The generation of lead molecules using this approach enables us to investigate the preclinical impact of these molecules in animal models of the disease, and with supporting positive data, additional engineering may be performed to ensure the clinical candidate meets manufacturing requirements and has characteristics that are compatible with the patient needs.

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

We own three granted US Patents directed towards compositions of pegzilarginase as well as to various mutations in the arginase 1 amino acid sequence. These patents will expire in 2029 in the absence of any patent term extension. There are also granted patents directed towards the composition of pegzilarginase in Europe and Japan, as well as pending patent applications in the US, Europe and Canada.  We also own a pending US application and a pending PCT application directed towards the use of pegzilarginase in the treatment of arginase 1 deficiency. Any patents that issue from these US or PCT applications will expire in 2038 absent any patent term adjustment or patent term extension. We further own a pending US application and pending foreign counterpart applications directed towards the use of pegzilarginase in the treatment of cancer, and any patents issued from these applications will expire in 2037 absent any patent term adjustment or patent term extension.

We are the exclusive licensee of a US application and pending foreign counterpart applications directed towards the AEB4104 program which covers recombinant human enzymes that degrade the amino acid homocysteine and homocystine. Any patents that issue from these applications will expire in 2038 absent any patent term adjustment or patent term extension. We also are the exclusive licensee of a US application and foreign counterpart applications directed towards use of a modified cystathionine-γ-lyase (CGL) enzyme with activity to degrade plasma cystine and cysteine, and any patents issued from these applications will expire in 2037 absent any patent term adjustment or patent term extension. We also license a PCT patent application directed to the AEB5100 program which covers novel recombinant human enzymes that degrade plasma cystine and cysteine, and any patents that issue from this PCT application will expire in 2039 absent any patent term adjustment or patent term extension. The AEB2109 program covers engineered human enzyme that targets the degradation of the amino acid methionine. We own four granted US patents and pending US and foreign patent applications directed towards the compositions of the AEB2109 program. These patents and any further patents that issue from these applications will expire in 2031, absent any patent term adjustment or patent term extension.

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

With respect to each product candidate covered by the Restated License, we could be required to pay the University up to $6.4 million in milestone payments based on the achievement of certain development milestones, including clinical trials and regulatory approvals, the majority of which are due upon the achievement of later development milestones, including a $5.0 million payment due on regulatory approval of a product and a $0.5 million payment payable on final regulatory approval of a product for a second indication. In addition, we are required to pay the University a low single digit royalty on worldwide-net sales of products covered under the Restated License, together with a revenue share on non-royalty consideration received from sublicensees. The rate of the revenue share ranges from 6.5% to 25%, depending on the date the sublicense agreement is signed. The term of the Restated License continues until the expiration of the last to expire of the patents licensed thereunder. The University may terminate the agreement under certain circumstances, including for a breach by us that is not cured within 30 or 60 days of notice (depending on the type of breach), or if we or any of our affiliates or sublicensees participate in any proceeding to challenge the licensed patent rights (unless, with respect to sublicensees, we terminate the applicable sublicense). As of December 31, 2019, we have paid $0.2 million under these license agreements.

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

Competition

While we believe that our expertise in enzyme medicine, advanced bioengineering technology, preclinical development experience, and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, and ultimately biosimilar and generic drug companies. Recent advances in gene-based medicine, such as gene therapy have resulted in market approvals of DNA and RNA-based therapeutics in certain rare genetic diseases. However, no gene therapy drugs have yet to demonstrate clinical success in the type of complex diseases targeted by our research approach with novel enzyme therapeutics. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

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

We compete in the segments of the pharmaceutical, biotechnology and other related markets that address rare genetic disease.

With respect to pegzilarginase for Arginase 1 Deficiency, there are currently no effective treatment options or approved therapeutics agents that address the underlying cause of the disease and we are not aware of any other therapeutics that do so in clinical development. It is possible that competitors may produce, develop, and commercialize therapeutics, or utilize other approaches to treat Arginase 1 Deficiency. The current disease management practice for patients with Arginase 1 Deficiency includes dietary protein restriction, essential amino acid supplementation, and ammonia scavengers, which appears to slow the disease progression in some cases. Ammonia scavengers such as Horizon Pharma’s RAVICTI (glycerol phenylbutyrate) and BUPHENYL (sodium phenylbutyrate) are used for the management of elevated blood ammonia in urea cycle disorders in combination with dietary approaches. Erytech Pharma announced a potential collaboration to explore preclinical development of an Arginase 1 Deficiency candidate.

With respect to ACN00177 for Homocystinuria, there is currently one FDA-approved prescription therapy for the treatment of Homocystinuria and several medical foods for the dietary management of individuals with Homocystinuria. The primary treatment goal in patients with Homocystinuria is to maintain consistent plasma tHcy levels as close to normal as possible or, at a minimum, below the currently defined biochemical targets. Current disease management practice for the majority of Homocystinuria patients consists of dietary restriction, vitamin B6, B12, folate supplementation, medical foods, and betaine. CYSTADANE® (betaine anhydrous for oral solution) was approved by the FDA in 1986 for the treatment of Homocystinuria, and Recordati Rare Diseases Inc. currently own the North American marketing rights to this product. Medical foods are manufactured by Breckenridge Pharmaceutical, Inc. and Upsher-Smith Laboratories, LLC.

We are also aware of one investigational therapy in clinical development for the treatment of Homocystinuria. Orphan Technologies Ltd. is enrolling a Phase 1/2 study of OT-58, an enzyme replacement therapy in patients with Cystathionine Beta-Synthase Deficient Homocystinuria. It is possible that competitors may produce, develop, and commercialize therapeutics, or utilize other approaches to treat Homocystinuria.

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

Manufacturing

We currently contract with third parties for the process development, manufacturing, and testing of our product candidates for nonclinical and clinical studies and intend to do so for future studies as well. We may qualify additional manufacturers to provide potential alternative sources for the active pharmaceutical ingredient and fill-and-finish services for pegzilarginase, ACN00177, and other pipeline candidates as the compounds progress through clinical development. We believe we have sufficient supplies of pegzilarginase for our ongoing Phase 3 pivotal trial in conjunction with the open label extension study for the treatment of patients with Arginase 1 Deficiency and sufficient supplies of ACN00177 for our planned Phase 1/2 clinical trial for the treatment patients with Homocystinuria.

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

Pediatric information

Under the Pediatric Research Equity Act, or PREA, NDAs or BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by statute or regulation, PREA generally does not apply to a drug for an indication for which orphan designation has been granted; however, beginning in 2020, PREA will apply to BLAs for orphan-designated drugs if the drug is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that the FDA has determined is substantially relevant to the growth or progression of a pediatric cancer.

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

Healthcare reform

The ACA has substantially changed some aspects of healthcare financing and delivery by both governmental and private insurers. The ACA has affected existing government healthcare programs and resulted in the development of new programs.

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

•

a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

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

Corporate Information

We were formed as a limited liability company under the laws of the State of Delaware in December 2013 and converted to a Delaware corporation in March 2015. Our principal executive offices are located at 805 Las Cimas Parkway, Suite 100, Austin, Texas 78746, and our telephone number is (512) 942-2935. Our website address is www.aegleabio.com. The information contained on, or that can be accessed through, our website is not part of this Annual Report, and you should not consider information on our website to be part of this Annual Report.

Employees

As of December 31, 2019, we had a total of 76 full-time employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Financial Information

We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2019, 2018 and 2017 and our total assets as of December 31, 2019 and 2018, is included in our Consolidated Financial Statements in Item 8 of this Annual Report.

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

In addition, since inception, we have incurred significant operating losses. For the years ended December 31, 2019, 2018, and 2017, we reported a net loss of $78.3 million, $44.3 million and $27.2 million, respectively. As of December 31, 2019, we had an accumulated deficit of $195.1 million. We have financed our operations primarily through private placements of our preferred stock, the initial public offering of our common stock, follow-on public offerings of our common stock, and collection of a research grant. We have devoted substantially all of our efforts to research and development. Currently, we are conducting clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency and in a combination clinical trial with pembrolizumab for the treatment of small cell lung cancer, or SCLC. We have concluded enrollment in our combination clinical trial of pegzilarginase with pembrolizumab for the treatment SCLC and are currently exploring partnership opportunities for further development in oncology. We expect to initiate a Phase 1/2 clinical trial for Homocystinuria in the second quarter of 2020, and we have not initiated clinical development of our other product candidates and none of our product candidates are ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

To become and remain profitable, we must develop and eventually commercialize a product candidate or product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing nonclinical testing, initiating and completing clinical trials of one or more of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those product candidates for which we obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. We are currently advancing clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency, expect to initiate a Phase 1/2 for Homocystinuria in the second quarter of 2020, and are in the nonclinical development stages for our remaining product candidates. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain or expand our research and development efforts, expand our business or continue our operations. A decline in the value of our company would also cause you to lose part or even all of your investment.

We may not be successful in advancing the clinical development of our product candidates, including pegzilarginase.

In order to execute on our strategy of advancing the clinical development of our product candidates, we are conducting a global pivotal Phase 3 PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) clinical trial and an ongoing open-label extension study of our completed Phase 1/2 clinical trial for the treatment of Arginase 1 Deficiency. We also expect to initiate a Phase 1/2 clinical trial of Homocystinuria in the second quarter of 2020. If our product candidates fail to work as we expect, or if we need to conduct additional studies to better understand the relationship between our product candidates and clinical activity, our ability to assess the therapeutic effect, seek regulatory approval or otherwise begin or further clinical development, could be compromised. For instance, we discontinued clinical development of pegzilarginase for the treatment of the hematological malignancies acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS, in December 2017 due to lack of evidence of clinical benefit.  Additionally, we completed our Phase 1 clinical trial of pegzilarginase for the treatment of advanced solid tumors to study small cell lung cancer, uveal melanoma, and cutaneous melanoma and concluded enrollment of our combination trial of pegzilarginase with pembrolizumab for the treatment of patients with SCLC. We are currently exploring partnership opportunities for further development in oncology. Also, while we have shown in our Phase 1/2 trial for the treatment of Arginase 1 Deficiency that a reduction of arginine and its metabolites appears to result in clinical benefit, the Health Authorities may not agree with our assessment. Such an event may result in longer development times, larger trials and a greater likelihood of terminating the trial or not obtaining regulatory approval.

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

Based upon our planned use of our cash, cash equivalents, marketable securities, and restricted cash as of December 31, 2019, we estimate such funds will be sufficient for us to (i) fund completion of our global pivotal Phase 3 PEACE clinical trial for the treatment of patients with Arginase 1 Deficiency, (ii) fund completion of our ongoing open-label extension study for patients with Arginase 1 Deficiency, and (iii) initiate a Phase 1/2 clinical trial for Homocystinuria. Our future capital requirements will depend on many factors, including:

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

We have invested a significant portion of our efforts and financial resources in the nonclinical and clinical development and testing of our most advanced product candidate, pegzilarginase, for the treatment of patients with Arginase 1 Deficiency and in certain oncology trials. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of pegzilarginase. The success of pegzilarginase, ACN00177, and our other product candidates will depend on many factors, including the following:

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

The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials that will likely differ in design and size from early-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, while we have observed a reduction in blood arginine and arginine metabolite levels due to administration of pegzilarginase in patients with Arginase 1 Deficiency, and a reduction in blood arginine levels due to pegzilarginase in patients with advanced solid tumors, this data may not necessarily be predictive of the final results of all patients intended to be enrolled in our ongoing or future clinical trials, and may also not be predictive of pegzilarginase’s ability to reduce arginine or arginine metabolite levels for these patients over a longer term nor predictive of positive clinical outcomes. In addition, while we intend to announce interim data from our clinical trials from time to time, such reports may be based on unaudited data provided by our clinical trial investigators. An audit or subsequent review of this data may change the conclusions drawn from this unaudited data provided by our clinical trial investigators indicating less promising results than we anticipate. In addition, our observations of clinical improvements, through clinician and assessor feedback or assessment tools in the Phase 1/2 open label study of pegzilarginase in patients with Arginase 1 Deficiency after eight and twenty weekly doses, may not be representative of our observations with subsequently dosed patients out to twenty weeks or longer. We have begun dosing in our single, global pivotal Phase 3 PEACE clinical trial to evaluate the safety and efficacy of pegzilarginase and anticipate that data from the Phase 3 PEACE clinical trial will be available in the first quarter of 2021. Furthermore, while our completed Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency primarily evaluated the safety of our product candidate, such nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Further, while we have conducted prior clinical trials of pegzilarginase in certain oncology indications, we are currently exploring partnership opportunities for further development in oncology. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

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

•	we may experience delays or difficulties in the enrollment of patients, including the identification of patients with Arginase 1 Deficiency and Homocystinuria;
•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	we may have difficulty partnering with experienced CROs that can run our clinical trials effectively;

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

We do not know whether any of our planned or current nonclinical studies, or ongoing or planned clinical trials, will need to be restructured or will be completed on schedule, or at all. For example, in June 2017, we delayed enrollment of pediatric patients in our Phase 1/2 clinical trial of pegzilarginase for the treatment of Arginase 1 Deficiency due to a difference in opinion with the FDA on data required to support inclusion of pediatric patients. Although we reached an agreement with the FDA in November 2017 and began dosing pediatric patients, the FDA may require additional information or studies to be conducted, or impose conditions that could further delay or restrict our other planned clinical activities in the future. We began our global pivotal Phase 3 PEACE clinical trial in which we are studying plasma arginine reduction from baseline over 24 weeks as our primary endpoint. However, evidence of stabilization or improvement of clinical signs and symptoms of Arginase 1 Deficiency, such as our secondary endpoints, consisting of clinical outcome assessments focused primarily on mobility, as well as clinician and caregiver global impressions of effectiveness, may be required in addition to the primary endpoint to support approval. Certain of our clinical outcome secondary endpoints will be measured using motor assessments that have not been previously validated for Arginase 1 Deficiency, including the gross motor function classification system. Such motor assessments have only been validated in ambulatory children with cerebral palsy. We believe these motor functional assessments are translatable to Arginase 1 Deficiency patients given the similarities in symptoms of children with cerebral palsy and the Arginase 1 Deficiency populations, however the FDA or other Health Authorities may disagree.

We also may face difficulties or delays in enrolling our global pivotal Phase 3 PEACE clinical trial in Arginase 1 Deficiency because we are restricting enrollment to patients with baseline clinical abnormalities at a level that provides an opportunity to demonstrate neuromotor and/or neurocognitive outcomes. If we are unable to demonstrate sufficient improvement on such clinical endpoints, the FDA may determine that there is inadequate justification to support that the endpoints we have chosen are reasonably likely to predict clinical benefit, which would potentially prohibit approval under various approval pathways. For example, the FDA indicated that our dosing duration for our Phase 3 PEACE clinical trial may not be adequate to assess for clinically meaningful changes. Significant nonclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may materially harm our business and results of operations.

We may not be able to submit INDs, or foreign equivalents outside of the United States, to commence clinical trials for product candidates on the timeframes we expect, and even if we are able to, the Health Authorities may not permit us to proceed with planned clinical trials.

We are currently conducting nonclinical development of our product candidates other than our clinical trials for pegzilarginase for the treatment of patients with Arginase 1 Deficiency. We submitted a CTA and we expect to initiate a Phase 1/2 clinical trial for Homocystinuria in the second quarter of 2020. Progression of any candidate into clinical trials is inherently risky and dependent on the results obtained in nonclinical programs, and other potential results such as the results of other clinical programs and results of third-party programs. If results are not available when expected or problems are identified during therapy development, we may experience significant delays in clinical development. This may also impact our ability to achieve certain financial milestones and the expected timeframes to market any of our product candidates. Additionally, commencing any future clinical trials is subject to finalizing the trial design and submitting an IND, CTA or comparable submission in other jurisdictions. Even after we submit an IND, CTA or comparable submission in other jurisdictions, the Health Authorities could disagree that we have satisfied their requirements to commence our clinical trials, disagree with our study design, or may change their guidance criteria, which may require us to complete additional nonclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials. Failure to submit or have effective INDs, CTAs or other comparable foreign equivalents and commence clinical programs will significantly limit our opportunity to generate revenue.

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

In a completed Phase 1/2 clinical trial and an ongoing open-label extension study of pegzilarginase for the treatment of patients with Arginase 1 Deficiency, we have observed serious adverse events in some patients, including hypersensitivity and hyperammonemia, which were infrequent, expected and manageable. Hyperammonemia is an important metabolic effect experienced by some patients with Arginase 1 Deficiency. None of the patients in these trials discontinued due to adverse events, while two patients discontinued for non-medical reasons.

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

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the Health Authorities. More specifically, many of our product candidates, including pegzilarginase and ACN00177, initially target indications that may be characterized as orphan markets, which can prolong the clinical trial timeline if sufficient patients cannot be enrolled in a timely manner. Arginase 1 Deficiency is a rare disorder, and there are no published reports of disease prevalence. We commissioned a genetic prevalence analysis and based on that analysis estimate the Arginase 1 Deficiency population is greater than 2,500 patients in the global addressable markets. The genetic prevalence-based methodology is intended to account for misdiagnosis of the disease and to address limitations in newborn screening methodology, including naturally low arginine levels in newborns and lack of geographic availability or standardization of testing. Presently, only 34 U.S. states and jurisdictions perform newborn screening for Arginase 1 Deficiency, and newborn screening is not currently widely performed in European countries. Due to screening requirements and enrollment restrictions in our clinical trial protocol, or any additional restrictions that may be imposed by regulatory agencies, not all patients may be eligible for inclusion in our planned global pivotal Phase 3 PEACE clinical trial. To date, we have identified more than 200 patients in the global addressable markets, primarily in the U.S. and Europe. In the U.S. we have identified more than 100 patients, representing a 40% penetration into the genetic prevalent population. Furthermore, we expect to initiate a Phase 1/2 clinical trial for Homocystinuria in the second quarter of 2020, and estimate the patient population to be greater than 5,000 in global addressable markets, but we may not be able to initiate the trial as expected or locate and enroll a sufficient number of eligible patients as required by the Health Authorities, and the necessary regulatory approvals could be delayed or prevented.

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

Our understanding of both the number of people who suffer from conditions such as Arginase 1 Deficiency or Homocystinuria, as well as the potential subset of those who have the potential to benefit from treatment with our product candidates, are based on estimates. We expect our product candidates targeting rare diseases to target the smaller patient populations that suffer from the respective diseases we seek to treat. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

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

Even if any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success. Current treatments for Arginase 1 Deficiency and Homocystinuria include dietary protein restrictions and for Arginase 1 Deficiency, in some instances, nitrogen-scavenging drugs such as RAVICTI (glycerol phenylbutyrate). If our product candidates do not achieve an adequate level of acceptance, we may never generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

We also anticipate a competitive landscape in Homocystinuria. There is currently one FDA-approved therapy for the treatment of Homocystinuria and multiple medical foods. CYSTADANE® (betaine anhydrous for oral solution) was approved by the FDA in 1986 and is currently marketed in North America by Recordati Rare Diseases Inc. We are also aware of one investigational therapy in clinical development for the treatment of Homocystinuria. Orphan Technologies Ltd. is enrolling a Phase 1/2 study of OT-58, an enzyme replacement therapy, in patients with Cystathionine Beta-Synthase Deficient Homocystinuria. It is possible that competitors may produce, develop, and commercialize therapeutics, or utilize other approaches to treat Homocystinuria.

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

We are a clinical-stage biotechnology company with a limited operating history, and, as of December 31, 2019, had 76 employees, including five executive officers. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, an abbreviated pathway for the approval of biosimilar biological products (both highly similar and interchangeable biological products) was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as interchangeable based on its similarity to an existing reference product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the first licensure of date of the reference product licensed under a BLA. On March 6, 2015, the FDA approved the first biosimilar product under the BPCIA. However, the law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when the processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

A biological product submitted for licensure under a BLA is eligible for a period of exclusivity that commences on the date of its licensure, unless its date of licensure is not considered a date of first licensure because it falls within an exclusion under the BPCIA. There is a risk that this exclusivity could be shortened due to congressional action or otherwise, potentially creating the opportunity for biosimilar competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not apply to companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Most states have enacted substitution laws that permit substitution of only interchangeable biosimilars. The extent to which a highly similar biosimilar, once approved, will be substituted for any one of our reference products that may be approved in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

We currently rely and will continue to rely on third parties to provide manufacturing and clinical development capabilities. For example, we currently rely on third party contract manufacturing organizations, to manufacture and supply nonclinical and clinical trial quantities of the biological substance of our lead product candidate, pegzilarginase, ACN00177 in Homocystinuria, and for additional pipeline product candidates. We also expect to continue to rely on such third parties to manufacture and supply commercial quantities of pegzilarginase, as well as ACN00177 for our anticipated Phase 1/2 clinical trial.

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

Our product candidates must be approved by the FDA pursuant to a BLA in the United States, and by the EMA pursuant to a MAA, and by other comparable regulatory authorities outside the United States prior to commercialization. The process of obtaining marketing approvals, both in the United States and internationally, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval in Europe or another non-U.S. jurisdiction may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our third-party strategic partners may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. Furthermore, the implementation of Brexit may disrupt the operation of any pre-and post-authorization clinical trial infrastructure and regulatory frameworks in Europe, as discussed further below. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our product candidates in any market.

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

•	the potential disruptions and uncertainty caused by Brexit implementation, as discussed below;
•	the facilities of the third-party manufacturers with which we partner may not be adequate to support approval of our product candidates; and
•	the approval policies or regulations of the Health Authorities may significantly change in a manner rendering our clinical data insufficient for approval.

New products for the treatment of cancer frequently are initially indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of our product candidates receives marketing approval, the approved labeling may limit the use of our product candidates in this way, which could limit sales of the product. Also, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Additionally, the implementation of the United Kingdom’s exit from the European Union, or “Brexit”, may cause disruptions and uncertainty in the current regulatory framework in Europe. Brexit has resulted in the EMA moving from the United Kingdom to the Netherlands. In the United Kingdom, this transition may cause disruption in the administrative and medical scientific links between the EMA and MHRA. Following the United Kingdom’s departure from the European Union, it no longer automatically complies with the standards of clinical efficacy, safety and chemistry control, and manufacture as applied by the European Medicines Directive. Applications submitted for marketing authorization under the centralized EMA procedure will no longer be automatically validated for authorization in the United Kingdom, and the benefit-risk assessments conducted by the United Kingdom may not be consistent with the EMA conclusions. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the European Union and/or the United Kingdom. In view of the current lack of detail and resolution with regard to the Brexit transition, we are unable to confidently predict the effects of such disruption to the regulatory framework in Europe, and as to how this may delay or impair any potential regulatory approvals, commercialization of any of our product candidates, and our ability to generate potential revenues.  If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

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

•

federal law requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals, which includes annual data collection and reporting obligations, with reported information disclosed on a searchable website on an annual basis; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Other states require reporting of pricing information, including price increases. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our clinical trials, and are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. In May 2018, a new privacy regime, the General Data Protection Regulation, or GDPR, took effect in the European Economic Area, or EEA. The GDPR increases our obligation with respect to clinical trials conducted in the EEA by expanding the definition of personal data and requiring changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States, and imposes substantial fines for breaches and violations. Furthermore, any potential effects due to Brexit may cause uncertainty in such regulatory framework. While the government of the United Kingdom has stated that the United Kingdom will still abide with the provisions of the GDPR, uncertainty and disruptions may still occur, and we are currently unable to predict any potential disruptions to such regulatory frameworks. Compliance with these privacy and data security laws and regulations is a rigorous and time-intensive process and if we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, final condition and results of operations.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the U.S. PTO and various governmental patent agencies outside the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees due to non-U.S. patent agencies. The U.S. PTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, we also rely on licensors to effect such payments with respect to the patents and patent applications that we in-license. Moreover, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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

We have a concentrated stockholder base and our executive officers and directors, combined with our stockholders who, to our knowledge, each owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a substantial number of our capital stock as of December 31, 2019. As a result, if these stockholders were to choose to act together, they may be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

In April 2019, we entered into a lease agreement (the “Las Cimas Lease”) for corporate headquarters and laboratory space located in Austin, Texas. The Las Cimas Lease includes approximately 30,000 square feet and commenced on April 30, 2019, with an expiration date of April 30, 2028. Moreover, we lease approximately 10,100 and 4,560 square feet of additional office and laboratory space, respectively, in Austin, Texas. The leases for the additional office and laboratory space will expire in December 2020 and September 2021, respectively. We intend to lease additional space if we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available on commercially reasonable terms to accommodate any such expansion of our operations.

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

As of February 20, 2020, there were approximately 24 stockholders of record of our common stock based on information provided by our transfer agent.  The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.  This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Nasdaq Biotechnology Index for the period from April 7, 2016 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2019. The figures represented below assume an investment of $100 in our common stock at the closing price of $9.77 on April 7, 2016 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on April 7, 2016 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

$100 investment in stock or index	Ticker	April 7, 2016	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
Aeglea Biotherapeutics, Inc.	AGLE	$100.00	$44.52	$55.37	$76.66	$78.20
Nasdaq Composite Index	IXIC	$100.00	$102.12	$126.43	$121.42	$165.98
Nasdaq Biotechnology Index	NBI	$100.00	$98.88	$118.33	$107.34	$134.30

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statements of operations data for the years ended December 31, 2019, 2018, and 2017, and the balance sheet data as of December 31, 2019 and 2018 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the year ended December 31, 2016 and 2015 and the balance sheet data as of December 31, 2017, 2016, and 2015 is derived from our audited financial statements which are not included in this Annual Report on Form 10-K.

Our historical results are not necessarily indicative of the results to be expected in the future. You should read the selected financial data below in conjunction with the section of this report entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
		(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Grant	$—	$3,888	$5,205	$4,628	$6,085
Operating expenses:
Research and development	64,600	36,719	22,815	18,143	11,453
General and administrative	15,734	12,632	10,066	8,391	5,947
Total operating expenses	80,334	49,351	32,881	26,534	17,400
Loss from operations	(80,334)	(45,463)	(27,676)	(21,906)	(11,315)
Other income (expense):
Interest income	2,143	1,172	482	244	22
Other expense, net	(63)	(57)	(42)	(36)	(2)
Total other income	2,080	1,115	440	208	20
Net loss	(78,254)	(44,348)	(27,236)	(21,698)	(11,295)
Deemed dividend to convertible preferred stockholders	—	—	—	—	(228)
Net loss attributable to common shareholders and stockholders	$(78,254)	$(44,348)	$(27,236)	$(21,698)	$(11,523)
Common Stock:
Net loss per share, basic and diluted	$(2.45)	$(2.13)	$(1.80)	$(2.22)	$(19.21)
Net loss attributable to common stockholders	$(78,254)	$(44,348)	$(27,236)	$(21,698)	$(11,523)
Weighted-average common shares outstanding, basic and diluted	31,949,633	20,822,560	15,128,192	9,791,728	599,788

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities, and restricted cash	$73,449	$74,513	$50,299	$63,502	$33,062
Working capital	56,146	66,432	49,362	62,459	35,763
Total assets	83,183	77,739	56,077	67,063	38,654
Total liabilities	23,102	10,311	5,740	4,097	2,550
Convertible preferred shares	—	—	—	—	58,311
Accumulated deficit	(195,115)	(116,861)	(72,513)	(45,277)	(23,579)
Total stockholders’ equity (deficit)	60,081	67,428	50,337	62,966	(22,207)

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

Overview

We are a clinical-stage biotechnology company developing next-generation human enzyme therapeutics as disruptive solutions for rare and other high-burden diseases. We believe our expertise in enzyme medicine, advanced bioengineering technology and focused approach enables us to identify and pursue opportunities to address important unmet medical needs for patient communities with few options.

We employ a distinctive, replicable platform to fuel our innovative pipeline, which we believe reduces key risks throughout the development process and provides a greater likelihood of clinical success and commercial adoption.

We are driven by the urgent needs of patient communities who have inadequate or no therapeutic options available to address these debilitating diseases. Our purpose-driven and patient focused approach to the selection and development of novel assets into clinical evaluation is guided by defined strategic considerations:

-	Clear, urgent unmet medical need
-	Rigorous preclinical data and strong scientific rationale
-	Mechanistic opportunity to create or enhance enzymatic activity through novel engineering
-	Meaningful and sustainable commercial opportunities
-	Potential to be first in class or best in class, with little competition

Our lead product candidate, pegzilarginase, is engineered to degrade the amino acid arginine and is being developed to lower arginine levels in patients with Arginase 1 Deficiency, a rare genetic progressive disease, presenting in early childhood that results in severe complications and early mortality. Pegzilarginase is currently being evaluated in a global pivotal Phase 3 PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) trial and in a Phase 2 open-label extension study for patients with Arginase 1 Deficiency. Additionally, we announced the filing of a Clinical Trial Application with the United Kingdom’s Medicines and Healthcare Products Regulatory Agency for ACN00177, a novel engineered human enzyme therapy designed to treat Homocystinuria, a serious metabolic disorder that results in elevated levels of plasma homocysteine. We are also building a pipeline of additional product candidates targeting key amino acids and metabolites, including AEB5100 for the treatment of cystinuria

Since inception, we have devoted substantially all of our efforts and resources to identifying and developing product candidates, conducting nonclinical studies, initiating and conducting clinical trials, recruiting personnel and raising capital. To date, we have financed our operations primarily through private placements of our preferred stock, the initial public offering of our common stock, follow-on public offerings of our common stock, and collection of a research grant.

We have incurred net losses in each year since inception. Our net losses were $78.3 million, $44.3 million, and $27.2 million for the years ended December 31, 2019, 2018, and 2017, respectively, and have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of December 31, 2019, we had an accumulated deficit of $195.1 million. We expect to continue to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase significantly as we continue our clinical development activities for our product candidates and prepare for the potential commercialization of our lead product candidate, pegzilarginase; concurrently develop our pipeline product candidates, including a planned Phase 1/2 clinical trial for Homocystinuria in the second quarter of 2020; expand and protect our intellectual property portfolio; hire additional personnel; and continue to operate as a public company.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for the discovery and development of our product candidates, including, our lead product candidate, pegzilarginase, and ACN00177. In addition to operating an internal research laboratory, we contract with external providers for nonclinical studies and clinical trials. Our research and development expenses include:

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, commercial development, operations, and human resources functions. Other significant costs include legal fees relating to corporate matters and fees for insurance, accounting, consulting, facilities, and recruiting services.

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

Income taxes

We serve as a holding company for our seven wholly-owned U.S. subsidiary corporations and file a consolidated corporate federal income tax return. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the tax bases of assets and liabilities. A valuation allowance is established against the deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized. The deferred tax assets and liabilities are classified as noncurrent along with the related valuation allowance. Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.

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

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We believe that the assumptions and estimates associated with our most critical accounting policies are those relating to accrued research and development costs.

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

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

A discussion and analysis of our financial condition and results of operations for the year ended December 31, 2017 is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 7, 2019.

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		Dollar
	2019	2018	Change	% Change
	(dollars in thousands)
Revenues:
Grant	$—	$3,888	$(3,888)	100%
Operating expenses:
Research and development	64,600	36,719	27,881	76%
General and administrative	15,734	12,632	3,102	25%
Total operating expenses	80,334	49,351	30,983	63%
Loss from operations	(80,334)	(45,463)	(34,871)	77%
Interest income	2,143	1,172	971	83%
Other expense	(63)	(57)	(6)	11%
Net loss	$(78,254)	$(44,348)	$(33,906)	76%

Grant Revenues.  There was no grant revenue recognized for the year ended December 31, 2019, resulting in a $3.9 million decrease, or 100%, from $3.9 million for the year ended December 31, 2018. The grant contract ended in May 2018 with the full $19.8 million grant recognized as revenue over the life of the award.

Research and Development Expenses.  Research and development expenses increased by $27.9 million, or 76%, to $64.6 million for the year ended December 31, 2019 from $36.7 million for the year ended December 31, 2018. The change in research and development expenses was primarily due to:

•

Higher manufacturing expenses, which increased by $18.2 million as a result of accelerated investment in manufacturing and pre-commercial activities for pegzilarginase and a ramp-up in manufacturing activities for ACN00177 in Homocystinuria;

•

Higher clinical development expenses, which increased by $3.8 million as a result of initiating our global pivotal Phase 3 PEACE trial for pegzilarginase in patients with Arginase 1 Deficiency, advancing and exceeding enrollment of our Phase 2 open-label extension study for pegzilarginase in patients with Arginase 1 Deficiency, and advancing and concluding enrollment of our Phase 1/2 combination trial in patients with small cell lung cancer;

•

Higher nonclinical expenses, which increased by $2.2 million as a result of advancing our toxicology and IND-enabling studies to support continued clinical development of our Homocystinuria program and expanding our internal laboratory capabilities; and

•

Higher personnel-related expenses, which increased by $3.5 million as a result of additional employee headcount to expand our manufacturing and clinical development capabilities along with our internal research laboratory team.

General and Administrative Expenses.  General and administrative expenses increased by $3.1 million, or 25%, to $15.7 million for the year ended December 31, 2019 from $12.6 million for the year ended December 31, 2018. The increase in general and administrative expenses was primarily due to additional employee headcount, compensation, and office space to support company growth. Increases in non-cash stock compensation expense accounted for $0.4 million of the increase.

Interest Income.   The increase in interest income to $2.1 million for the year ended December 31, 2019 from $1.2 million for the year ended December 31, 2018 was primarily due to investment diversification and the investment of additional funds received as a result of our public offerings in February 2019.

Liquidity and Capital Resources

Sources of liquidity

We are a clinical-stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. Since our inception and through December 31, 2019, we have funded our operations primarily by raising an aggregate of $273.5 million of gross proceeds from the sale and issuance of convertible preferred and common equity securities, pre-funded stock warrants, and the collection of grant proceeds.

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

In December 2018, we entered into a sales agreement, or the 2018 Sales Agreement, with Jefferies LLC, as sales agent, to issue and sell shares of our common stock for an aggregate offering price of $60.0 million under an at-the-market offering program pursuant to the 2019 Registration Statement. As of December 31, 2019, all $60.0 million of our common stock remain available for sale pursuant to the 2018 Sales Agreement.

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

Our primary use of cash is to fund the development of our product candidates, prepare for the potential commercialization of our lead product candidate, pegzilarginase and advance our pipeline. This includes both the research and development costs and the general and administrative expenses required to support those operations. Since we are a clinical-stage biotechnology company, we have incurred significant operating losses since our inception and we anticipate such losses, in absolute dollar terms, to increase as we continue clinical development of our product candidates, prepare for the potential commercialization of pegzilarginase, and expand our development efforts in our pipeline of nonclinical candidates.

Future funding requirements and operational plan

Our operational plan for the near future is to continue clinical trials for our lead product candidate pegzilarginase in Arginase 1 Deficiency and our ACN00177 product candidate for the treatment of Homocystinuria, prepare for the potential commercialization of pegzilarginase, and to advance development activities for our AEB5100 program for Cystinuria. As such, we plan to increase our research and development expenditures and general and administrative expenditures with nonclinical studies, clinical trials, manufacturing, and commercial development. We expect our principal expenditures during this time period to include expenses for the following:

•	funding the continuing development of pegzilarginase and ACN00177;
•	funding the advancement of additional product candidates; and
•	funding working capital, including general operating expenses.

Due to our significant research and development expenditures, we have generated substantial losses in each period since inception. We have an accumulated deficit of $195.1 million as of December 31, 2019. We anticipate that we will continue to generate as we develop our product candidates, seek regulatory approval of those candidates and begin to commercialize any approved products. Until such time as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, research grants, collaborations, or other sources. We currently have no debt, credit facility or additional committed capital. To the extent that we raise additional equity, the ownership interest of our stockholders will be diluted.

Based on our available cash, cash equivalents, marketable securities, and restricted cash of $73.4 million as of December 31, 2019, we believe that we have sufficient resources to fund our operations through the first quarter of 2021. We have based this estimate on assumptions that may prove to be incorrect, however, and we could deplete our capital resources sooner than we expect.

Cash flows

A discussion and analysis of our financial condition and cash flows for the year ended December 31, 2017 is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 7, 2019.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018
Net cash and cash equivalents (used in) provided by:
Operating activities	$(65,692)	$(32,193)
Investing activities	(1,739)	(15,231)
Financing activities	65,723	57,068
Net increase (decrease) in cash and cash equivalents	$(1,708)	$9,644

Cash used in operating activities

Cash used in operating activities for the year ended December 31, 2019 was $65.7 million and reflected a net loss of $78.3 million. The cash impact of our net loss was offset by non-cash expenses of $4.9 million for stock-based compensation, $0.5 million for operating lease expense, $0.4 million for depreciation and amortization, and $0.3 million for the net accretion of discounts on marketable securities exceeding the purchased discounts for the period. The net change in operating assets and liabilities of $7.1 million was related to a $7.7 million increase in accounts payable and accrued liabilities due to additional research and development costs associated with the clinical trials and manufacturing activities for pegzilarginase in patients with Arginase 1 Deficiency, which was partially offset by a $0.3 million increase in prepaid expenses and other assets due to advanced payments associated with our on-going clinical trials to treat Arginase 1 Deficiency and a $0.3 million decrease in operating lease liabilities.

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

Cash used in investing activities

Cash used in investing activities for the year ended December 31, 2019 was $1.7 million and consisted of $91.9 million in purchases of marketable securities and $1.5 million in purchases of property and equipment offset by $91.7 million in maturities and sales of marketable securities.

Cash used in investing activities for the year ended December 31, 2018 was $15.2 million and consisted of $62.2 million in purchases of marketable securities and $0.4 million in purchases of property and equipment offset by $47.4 million in maturities of marketable securities.

Cash provided by financing activities

Cash provided by financing activities for the year ended December 31, 2019 was $65.7 million, which consisted of $69.0 million from the public offerings of our common stock in February 2019, offset by $4.1 million in underwriting discounts and commissions and $0.6 million in paid offering costs related to the offering and 2019 Registration Statement, and $1.4 million in proceeds received from stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
Operating leases	$1,167	$2,068	$2,106	$3,796	$9,137
Finance lease	32	32	—	—	64
Total	$1,199	$2,100	$2,106	$3,796	$9,201

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

Off Balance Sheet Arrangements

Through December 31, 2019, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use (ROU) asset. On January 1, 2019, we adopted Topic 842 using the modified retrospective approach as of the adoption date in accordance with ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. Results for the year ended December 31, 2019 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. We elected all of the available practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification of those leases in place as of January 1, 2019.

The following table summarizes the impact of the adoption of Topic 842 on the accompanying balance sheet as of January 1, 2019 (in thousands):

	December 31, 2018	Effect of the Adoption of Topic 842	January 1, 2019
Other non-current assets(1)	$50	$691	$741

Lease Liabilities:
Current operating lease liabilities	$—	$339	$339
Non-current operating lease liabilities	$—	$465	$465
Accrued and other current liabilities(2)	$9,576	$(41)	$9,535
Other non-current liabilities(3)	$72	$(72)	$—

(1)	Operating lease right-of-use assets are classified within other non-current assets.
(2)	Current deferred rent was classified within accrued and other current liabilities as of December 31, 2018.
(3)	Non-current deferred rent was classified within other non-current liabilities as of December 31, 2018.

The adjustments due to the adoption of Topic 842 related to the recognition of operating lease right-of-use assets and lease liabilities for the existing operating leases. A cumulative-effect adjustment to the beginning accumulated deficit balance was not required.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For available-for-sale debt securities with unrealized credit losses, the credit losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. The guidance is effective for interim and annual periods beginning after December 15, 2019. The guidance and its amendments will be applied using a modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings. We do not expect the adoption of ASU 2016-13 to have a material impact on our consolidated financial statements.

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

As of December 31, 2019, we held $73.4 million in cash, cash equivalents, marketable securities, and restricted cash, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in money market funds, reverse repurchase agreements, commercial paper, and corporate bonds.

We are also exposed to market risk related to changes in foreign currency exchange rates, as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. For the year ended December 31, 2019, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AEGLEA BIOTHERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aeglea BioTherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aeglea BioTherapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

February 24, 2020

We have served as the Company’s auditor since 2014.

Aeglea BioTherapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,253	$22,461
Marketable securities	52,696	52,052
Prepaid expenses and other current assets	2,556	2,158
Total current assets	74,505	76,671
Restricted cash	1,500	—
Property and equipment, net	2,385	1,018
Operating lease right-of-use assets	4,726	—
Other non-current assets	67	50
TOTAL ASSETS	$83,183	$77,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,154	$663
Operating lease liabilities	351	—
Accrued and other current liabilities	14,854	9,576
Total current liabilities	18,359	10,239
Non-current operating lease liabilities	4,712	—
Other non-current liabilities	31	72
TOTAL LIABILITIES	23,102	10,311
Commitments and Contingencies (Note 14)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2019 and 2018; no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of December 31, 2019 and 2018, 29,084,437 shares and 24,140,097 shares issued and outstanding as of December 31, 2019 and 2018, respectively	3	2
Additional paid-in capital	255,142	184,314
Accumulated other comprehensive income (loss)	51	(27)
Accumulated deficit	(195,115)	(116,861)
TOTAL STOCKHOLDERS’ EQUITY	60,081	67,428
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,183	$77,739

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Grant	$—	$3,888	$5,205

Operating expenses:
Research and development	64,600	36,719	22,815
General and administrative	15,734	12,632	10,066
Total operating expenses	80,334	49,351	32,881
Loss from operations	(80,334)	(45,463)	(27,676)

Other income (expense):
Interest income	2,143	1,172	482
Other expense, net	(63)	(57)	(42)
Total other income	2,080	1,115	440
Net loss	$(78,254)	$(44,348)	$(27,236)

Net loss per share, basic and diluted	$(2.45)	$(2.13)	$(1.80)
Weighted-average common shares outstanding, basic and diluted	31,949,633	20,822,560	15,128,192

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(78,254)	$(44,348)	$(27,236)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	78	75	(98)
Total comprehensive loss	$(78,176)	$(44,273)	$(27,334)

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances—December 31, 2016	13,431	$1	$108,246	$(45,277)	$(4)	$62,966
Issuance of common stock in connection with employee stock purchase plan	39	—	131	—	—	131
Issuance of common stock in connection with exercise of stock options	200	—	702	—	—	702
Issuance of common stock in connection with follow-on offering, net of offering costs	3,000	1	11,379	—	—	11,380
Stock-based compensation expense	—	—	2,492	—	—	2,492
Unrealized loss on marketable securities	—	—	—	—	(98)	(98)
Net loss	—	—	—	(27,236)	—	(27,236)
Balances—December 31, 2017	16,670	$2	$122,950	$(72,513)	$(102)	$50,337
Issuance of common stock in connection with employee stock purchase plan	56	—	207	—	—	207
Issuance of common stock in connection with exercise of stock options	521	—	2,829	—	—	2,829
Issuance of common stock in connection with public and at-the-market offerings, net of offering costs	6,893	—	54,048	—	—	54,048
Stock-based compensation expense	—	—	4,280	—	—	4,280
Unrealized gain on marketable securities	—	—	—	—	75	75
Net loss	—	—	—	(44,348)	—	(44,348)
Balances—December 31, 2018	24,140	$2	$184,314	$(116,861)	$(27)	$67,428
Issuance of common stock in connection with employee stock purchase plan	45	—	307	—	—	307
Issuance of common stock in connection with exercise of stock options	274	—	1,143	—	—	1,143
Issuance of common stock and pre-funded warrants in connection with public offering, net of offering costs	4,625	1	64,502	—	—	64,503
Stock-based compensation expense	—	—	4,876	—	—	4,876
Unrealized gain on marketable securities	—	—	—	—	78	78
Net loss	—	—	—	(78,254)	—	(78,254)
Balances—December 31, 2019	29,084	$3	$255,142	$(195,115)	$51	$60,081

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(78,254)	$(44,348)	$(27,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	418	293	249
Purchase net discount on marketable securities	504	907	9
Net (accretion of discount) amortization of premium on marketable securities	(818)	(593)	75
Stock-based compensation	4,876	4,280	2,492
Research and development services settled with stock	—	107	15
Non-cash operating lease expense	483	—	—
Other, net	(5)	(40)	(21)
Changes in operating assets and liabilities:
Accounts receivable - grant	—	3,078	(1,863)
Prepaid expenses and other assets	(346)	(261)	(114)
Accounts payable	2,583	239	164
Deferred revenue	—	(20)	(51)
Operating lease liabilities	(258)	—	—
Accrued and other liabilities	5,125	4,165	1,666
Net cash used in operating activities	(65,692)	(32,193)	(24,615)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,492)	(422)	(619)
Purchases of marketable securities	(91,926)	(62,179)	(64,115)
Proceeds from maturities and sales of marketable securities	91,679	47,370	42,205
Net cash used in investing activities	(1,739)	(15,231)	(22,529)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and pre-funded warrants in public and at-the-market offerings, net of offering costs	64,298	54,048	11,380
Proceeds from employee stock plan purchases and stock option exercises	1,450	3,020	833
Principal payments on finance lease obligation	(25)	—	—
Net cash provided by financing activities	65,723	57,068	12,213
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,708)	9,644	(34,931)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Beginning of period	22,461	12,817	47,748
End of period	$20,753	$22,461	$12,817

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Leased assets obtained in exchange for lease obligations	$5,294	$—	$—
Unpaid amounts related to purchase of property and equipment	$356	$92	$57

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Notes to Consolidated Financial Statements

1.  The Company and Basis of Presentation

Aeglea BioTherapeutics, Inc. (“Aeglea” or the “Company”) is a clinical-stage biotechnology company developing next-generation human enzyme therapeutics as disruptive solutions for rare and other high-burden diseases. The Company was formed as a Limited Liability Company (LLC) in Delaware on December 16, 2013 under the name Aeglea BioTherapeutics Holdings, LLC and was converted from a Delaware LLC to a Delaware corporation on March 10, 2015. The Company operates in one segment and has its principal offices in Austin, Texas.

Liquidity

As of December 31, 2019, the Company had working capital of $56.1 million, an accumulated deficit of $195.1 million, and cash, cash equivalents, marketable securities, and restricted cash of $73.4 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s products will require significant additional financing.

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, risks related to the successful discovery, development, and commercialization of product candidates, raising additional capital, development of competing drugs and therapies, protection of proprietary technology and market acceptance of the Company’s products. As a result of these and other factors and the related uncertainties, there can be no assurance of the Company’s future success.

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

Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific-identification method. A realized gain is included in other expense, net for the year ended December 31, 2019. There were no realized gains or losses on marketable securities for the years ended December 31, 2018 and 2017. Interest on marketable securities is included in interest income.

Restricted Cash

Restricted cash consists of a money market account held by a financial institution as collateral for the Company’s obligations under its facility lease for the Company’s corporate headquarters in Austin, TX.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, marketable securities, and restricted cash. The Company’s investment policy limits investments to high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies, highly rated banks, and corporate issuers, subject to certain concentration limits and restrictions on maturities. The Company’s cash, cash equivalents, marketable securities, and restricted cash are held by financial institutions in the United States that management believes are of high credit quality. Amounts on deposit may at times exceed federally insured limits. The Company has not experienced any losses on its deposits of cash, cash equivalents, and restricted cash and its accounts are monitored by management to mitigate risk. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents, and restricted cash, and bond issuers.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the years ended December 31, 2019, 2018, and 2017.

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

The Company accrues for expenses resulting from obligations under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other outside service providers for which payment flows do not match the periods over which materials or services are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. The Company makes significant judgments and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to a CRO, CMO, or outside service provider, the payments will be recorded as a prepaid asset which will be amortized as the contracted services are performed. As actual costs become known, the Company adjusts its accruals. Inputs, such as the services performed, the number of patients enrolled, or the study duration, may vary from the Company’s estimates, resulting in adjustments to research and development expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations. Historically, the Company has not experienced any material deviations between accrued and actual research and development expenses.

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

Revenue Recognition

The Company’s sole source of revenue was grant revenue related to a $19.8 million research grant received from the Cancer Prevention and Research Institute of Texas (“CPRIT”), covering a four-year period from June 1, 2014 through May 31, 2018. Grant revenue was recognized when qualifying costs were incurred and there was reasonable assurance that the conditions of the award had been met for collection. Proceeds received prior to the costs being incurred or the conditions of the award being met were recognized as deferred revenue until the services were performed and the conditions of the award were met (see Note 9).

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

Income Taxes

The Company and its seven wholly-owned U.S. subsidiary corporations use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the tax bases of assets and liabilities. Additionally, any changes in income tax laws are immediately recognized in the year of enactment.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use (ROU) asset. On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach as of the adoption date in accordance with ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. Results for the year ended December 31, 2019 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. The Company elected all of the available practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification of those leases in place as of January 1, 2019.

The following table summarizes the impact of the adoption of Topic 842 on the accompanying balance sheet as of January 1, 2019 (in thousands):

	December 31, 2018	Effect of the Adoption of Topic 842	January 1, 2019
Other non-current assets(1)	$50	$691	$741

Lease Liabilities:
Current operating lease liabilities	$—	$339	$339
Non-current operating lease liabilities	$—	$465	$465
Accrued and other current liabilities(2)	$9,576	$(41)	$9,535
Other non-current liabilities(3)	$72	$(72)	$—

(1)	Operating lease right-of-use assets are classified within other non-current assets.
(2)	Current deferred rent was classified within accrued and other current liabilities as of December 31, 2018.
(3)	Non-current deferred rent was classified within other non-current liabilities as of December 31, 2018.

The adjustments due to the adoption of Topic 842 related to the recognition of operating lease right-of-use assets and lease liabilities for the existing operating leases. A cumulative-effect adjustment to the beginning accumulated deficit balance was not required.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For available-for-sale debt securities with unrealized credit losses, the credit losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. The guidance is effective for interim and annual periods beginning after December 15, 2019. The guidance and its amendments will be applied using a modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

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

3.  Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables sets forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$7,023	$—	$—	$7,023
Reverse repurchase agreements	—	6,250	—	6,250
Commercial paper	—	15,193	—	15,193
Corporate bonds	—	39,750	—	39,750
Total financial assets	$7,023	$61,193	$—	$68,216

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$7,180	$—	$—	$7,180
Reverse repurchase agreements	—	6,250	—	6,250
Commercial paper	—	53,916	—	53,916
U.S. government securities	—	4,112	—	4,112
Total financial assets	$7,180	$64,278	$—	$71,458

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

4.  Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$7,023	$—	$—	$7,023
Reverse repurchase agreements	6,250	—	—	6,250
Commercial paper	2,247	—	—	2,247
Total cash equivalents	15,520	—	—	15,520

Marketable securities:
Commercial paper	12,931	15	—	12,946
Corporate bonds	39,714	45	(9)	39,750
Total marketable securities	$52,645	$60	$(9)	$52,696

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$7,180	$—	$—	$7,180
Reverse repurchase agreements	6,250	—	—	6,250
Commercial paper	5,977	—	(1)	5,976
Total cash equivalents	19,407	—	(1)	19,406

Marketable securities:
Commercial paper	47,964	—	(24)	47,940
U.S. government securities	4,114	—	(2)	4,112
Total marketable securities	$52,078	$—	$(26)	$52,052

The reverse repurchase agreements are settled in cash nightly, and as such are classified as cash equivalents.

As of December 31, 2019 and 2018, all debt securities with an unrealized loss position have been in a loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position as of December 31, 2019 and 2018 were $13.0 million and $45.6 million, respectively, with no individual securities in a significant unrealized loss position. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions and would not be required to sell the securities before recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2019 and 2018.

The following table summarizes the contractual maturities of the Company's marketable securities at estimated fair value (in thousands):

	December 31,
	2019	2018
Due in one year or less	$49,687	$52,052
Due in 1 - 2 years	3,009	—
Total marketable securities	$52,696	$52,052

The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.

5.  Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2019	2018
Laboratory equipment	$1,085	$981
Furniture and office equipment	396	227
Computer equipment	50	89
Software	96	99
Leasehold improvements	1,813	374
Property and equipment, gross	3,440	1,770
Less: Accumulated depreciation and amortization	(1,055)	(752)
Property and equipment, net	$2,385	$1,018

Depreciation and amortization expense for the years ended December 31, 2019, 2018, and 2017 was $0.4 million, $0.3 million, and $0.2 million, respectively. All of the Company’s long-lived assets are located in the United States.

6.  Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Accrued compensation	$3,273	$2,643
Accrued contracted research and development costs	10,485	5,993
Accrued professional and consulting fees	627	807
Accrued and other current liabilities	469	133
Total accrued and other current liabilities	$14,854	$9,576

7. Leases

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

The following table summarizes the Company’s recognition of its operating and finance leases (in thousands):

	Classification	December 31, 2019
Assets
Operating	Operating lease right-of-use assets	$4,726
Finance	Other non-current assets	56
Total leased assets		4,782

Leases
Current
Operating	Operating lease liabilities	351
Finance	Accrued and other current liabilities	28
Non-current
Operating	Non-current operating lease liabilities	4,712
Finance	Other non-current liabilities	31
Total lease liabilities		$5,122

The following table summarizes the weighted-average remaining lease term and discount rates for the Company’s operating and finance leases:

December 31, 2019
Lease term (years)
Operating leases	7.7
Finance leases	2.0

Discount rate
Operating leases	10.6%
Finance leases	9.5%

The Company incurred rent expense for its operating leases of $1.3 million, $0.4 million, and $0.4 million during the years ended December 31, 2019, 2018, and 2017, respectively, included within operating expenses in the results of operations. Cash paid for amounts included in the measurement of operating lease liabilities during the year ended December 31, 2019 was $0.7 million and was included within net cash used in operating activities in the cash flows.

The maturities of the Company’s operating and finance lease liabilities as of December 31, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
2020	$1,167	$32
2021	1,061	32
2022	1,007	—
2023	1,037	—
2024	1,069
Thereafter	3,796	—
Total lease payments	9,137	64
Less:		—
Imputed interest	(3,070)	(5)
Tenant allowance	(1,004)	—
Total	$5,063	$59

As of December 31, 2018, future annual minimum lease payments, as defined under the previous lease accounting guidance of ASC Topic 840, due under non-cancelable operating leases at December 31 of each year are as follows (in thousands):

2019	$397
2020	409
2021	83
Thereafter	—
Total minimum lease payments	$889

8.  Stockholders’ Equity

The Company is authorized to issue 510,000,000 shares of capital stock of which 500,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock, all with a par value of $0.0001 per share. Each holder of common stock is entitled to one vote for each share of common stock held. The Company’s common stock is not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the board of directors, in its discretion, determines to issue dividends and then only at the times and in the amounts that the board of directors may determine. As of December 31, 2019 and 2018, no common stock dividends had been declared by the board of directors and there were no shares of preferred stock outstanding.

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

The public offering price for the pre-funded warrants was equal to the public offering price of the common stock, less the $0.0001 per share exercise price of each warrant. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital and have no expiration date. Per the terms of the warrant agreement, the outstanding warrants to purchase shares of common stock may not be exercised if the holder’s ownership of the Company’s common stock would exceed 4.99% (“Maximum Ownership Percentage”). By written notice to the Company, the holders may increase or decrease the Maximum Ownership Percentage. The revised Maximum Ownership Percentage would be effective 61 days after the notice is received by the Company. As of December 31, 2019, none of the pre-funded warrants have been exercised.

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

The Company subsequently terminated the ATM sales agreement with JonesTrading in December 2018 and entered into a sales agreement with Jeffries LLC, as sales agent and underwriter, to issue and sell shares of the Company’s common stock for an aggregate offering price of $60.0 million under an ATM offering program. As of December 31, 2019, $60.0 million of the Company’s common stock remained available for sale.

9.  Grant Revenues

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

The contract ended in May 2018 with the full $19.8 million grant recognized as revenue over the life of the award. For the year ended December 31, 2019, the Company recognized no grant revenue. For the years ended December 31, 2018 and 2017, the Company recognized $3.9 million, and $5.2 million, respectively, in grant revenues for qualified expenditures under the grant. As of December 31, 2018, all grant proceeds had been collected.

10.  Stock-Based Compensation

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

As of December 31, 2019, a total of 250,286 shares of common stock are subject to options outstanding under the 2015 Plan and will become available under the 2016 Equity Incentive Plan (“2016 Plan”) to the extent the options are forfeited or lapse unexercised.

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

As of December 31, 2019, the total number of shares reserved for issuance under the 2016 Plan was 5,721,946, of which 3,538,992 shares were subject to outstanding option awards.

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

As of December 31, 2019, the total number of shares reserved for issuance under the 2018 Plan was 1,100,000, of which 99,910 shares were subject to outstanding option awards.

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

In June 2018, the 2016 ESPP was amended to provide for an automatic annual increase in the number of shares reserved for issuance thereunder on January 1 of each year for the remaining term of the year equal to (a) 1.0% of the number of issued and outstanding shares of common stock on December 31 of the immediately preceding year, or (b) a lesser amount as approved by the board of directors each year. As a result of the operation of this provision, on January 1, 2019, an additional 241,400 shares became available for issuance under the 2016 ESPP. As of December 31, 2019, the reserve remaining and available for future issuance under the 2016 ESPP was 247,347 shares.

The following table summarizes employee and non-employee stock option activity for the year ended December 31, 2019:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2018	3,142,687	$6.67	8.52	$4,798
Granted	1,516,900	8.09
Exercised	(274,436)	4.16
Forfeited	(495,963)	6.94
Outstanding as of December 31, 2019	3,889,188	$7.37	8.10	$3,642
Options vested and expected to vest as of December 31, 2019	3,762,950	$7.31	8.09	$3,637
Options exercisable as of December 31, 2019	1,767,376	$6.67	7.25	$2,774

The aggregate intrinsic value of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of the reporting date.

For the years ended December 31, 2019, 2018, and 2017, the weighted-average grant date fair value of options granted was $8.09, $8.03, and $5.22, respectively. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017 was $1.0 million, $1.9 million and $0.3 million, respectively.

There were no stock options issued to non-employees during the years ended December 31, 2019, 2018, and 2017. For the year ended December 31, 2018, 6,626 non-employee stock options vested in the period. For the years ended December 31, 2019 and 2017, no non-employee stock options vested in the period.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized from the Company’s equity incentive plans, 2018 Plan, and the 2016 ESPP for the years ended December 31, 2019, 2018, and 2017 was as follows (in thousands):

	Year Ended December 31,
	2019		2018		2017
	Employees	Non- Employees	Employees	Non- Employees	Employees	Non- Employees
Research and development	$1,828	$—	$1,440	$234	$961	$—
General and administrative	3,048	—	2,606	—	1,531	—
Total stock-based compensation expense	$4,876	$—	$4,046	$234	$2,492	$—

No related tax benefits were recognized for the years ended December 31, 2019, 2018, and 2017 (see Note 12).

The employee and non-employee awards contain both performance and service-based vesting conditions. No expense was recognized for the unvested employee and non-employee awards with only a performance condition for the years ended December 31, 2019, 2018, and 2017. The performance-based vesting conditions represent specific performance targets. Compensation expense for employee and non-employee share-based payment awards with performance conditions is recognized when the performance condition is deemed probable.

In November 2018, one of the board of directors resigned. Upon his resignation, the Company’s board of directors approved the immediate vesting of all unvested stock options and restricted stock and an extension in the exercise period for all outstanding equity awards from 90 days to 180 days. The result was a modification of 86,252 outstanding stock options and 43,290 restricted stock awards. The incremental fair value of $0.3 million, in connection with the modification of the awards, was recognized as stock compensation expense upon resignation with no future service or performance conditions required.

As of December 31, 2019, the Company had an aggregate of $10.8 million of unrecognized stock-based compensation expense for options outstanding, which is expected to be recognized over a weighted average period of 2.6 years.

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

Expected Volatility

Since the Company was privately held through April 2016, it alone does not have the relevant company-specific historical data to support its expected volatility. As such, the Company has used an average of expected volatilities based on the volatilities of a representative group of publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. Subsequent to the Company’s initial public offering, it began to consider the Company’s own historic volatility. However, due to its limited history as a public company, the Company still uses peer company data to assist in this analysis. For purposes of identifying comparable companies, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company intends to consistently apply this process using the same or similar comparable entities until a sufficient amount of historical information regarding the volatility of the Company’s own share price becomes available.

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

The fair value of the stock options granted under the 2018 Plan, 2016 Plan, and 2015 Plan and the shares available for purchase under the 2016 ESPP were determined using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used in calculating the fair value of the awards:

	Year Ended December 31,
	2019	2018	2017
2018 Plan, 2016 Plan, and 2015 Plan
Expected term (in years)	6.01	5.20	5.88
Expected volatility	80%	74%	86%
Risk-free interest	2.32%	2.42%	2.00%
Dividend yield	0%	0%	0%
2016 ESPP
Expected term (in years)	0.50	0.50	0.50
Expected volatility	70%	66%	78%
Risk-free interest	2.11%	2.20%	1.06%
Dividend yield	0%	0%	0%

11.  Defined Contribution Plan

In September 2016, the Company began to sponsor a 401(k) retirement plan in which substantially all of its full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. During the years ended December 31, 2019, 2018, 2017, the Company provided $0.3 million, $0.2 million, and $0.1 million, respectively, in contributions to the plan.

12.  Income Taxes

For the years ended December 31, 2019, 2018, and 2017, the Company recognized no provision or benefit from income taxes. The difference between the Company’s provision for income taxes and the amounts computed by applying the statutory federal income tax rate to income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Tax provision derived by applying the federal statutory rate to income before income taxes	$(16,433)	$(9,313)	$(9,260)
Permanent differences and other	(98)	264	296
Federal tax credits	(3,599)	(1,211)	(1,294)
State tax credits	(229)	464	(284)
Change in tax rate	—	—	7,869
Change in the valuation allowance	20,359	9,796	2,673
Income tax expense /(benefit)	$—	$—	$—

The components of the deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets
Net operating loss carryforward	$36,093	$20,276
Intangible assets	45	38
Accrued expense	605	508
Stock-based compensation	1,237	682
Federal tax credits	10,859	7,260
State tax credits	588	359
Other	126	73
Total deferred tax assets	49,553	29,196
Deferred tax liabilities
Depreciable assets	$(72)	$(74)
Total deferred tax liabilities	(72)	(74)
Less: Valuation allowance	(49,481)	(29,122)
Deferred tax assets, net	$—	$—

On December 22, 2017, the 2017 Tax Act was signed into law making significant changes to the Internal Revenue Code. The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates from a maximum of 35% to a flat 21% rate and reducing the orphan drug credit from 50% to 25% of qualifying expenditures, effective for tax years beginning after December 31, 2017. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate under the 2017 Tax Act, the Company revalued its deferred tax assets and liabilities as of December 31, 2017 resulting in a $7.9 million decrease in net deferred assets, with a corresponding reduction in the valuation allowance. The accounting for the income tax effects of the 2017 Tax Act and related adjustments were completed and included in the financial statements as of and for the year ended December 31, 2017. There were no other income tax effects from the 2017 Tax Act for the years ended December 31, 2019 and 2018.

The Company has established a full federal and state valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of the deferred tax asset based on the Company’s lack of earnings history. The valuation allowance increased by $20.4 million, $9.8 million, and $2.7 million during the years ended December 31, 2019, 2018, and 2017, respectively, primarily due to continuing loss from operations.

As of December 31, 2019 and 2018, the Company had U.S. net operating loss carryforwards (“NOL”) of $171.9 million and $96.6 million, respectively. As of December 31, 2019 and 2018, the Company had U.S. tax credit carryforwards of $10.9 million and $7.3 million, respectively, and state tax credit carryforwards of $0.6 million and $0.4 million, respectively. The net operating loss and tax credit carryforwards of $58.4 million and $10.9 million, respectively, will begin to expire in 2033, if not utilized. The net operating loss and credit carryforwards are subject to Internal Revenue Service adjustments until the statute closes on the year the net operating loss or tax credits are utilized.

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 or 383 of the Internal Revenue Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Additionally, the separate return limitation year (“SRLY”) rules may apply to losses of the Company’s seven wholly-owned U.S. subsidiary corporations. The SRLY rules limit the consolidated group’s use of a subsidiary corporation’s net operating losses to the amount of income generated by the subsidiary corporation after it becomes a member of the group. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Additionally, the Company does not expect any unrecognized tax benefits to change significantly over the next twelve months. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

The Company files income tax returns in the U.S. and state jurisdictions. The Company is subject to examination by taxing authorities in its significant jurisdictions for the 2015 and subsequent years. However, due to NOL and tax attribute carryovers, the taxing authorities have the ability to adjust the NOLs and other tax attributes related to closed years. As of December 31, 2019 and 2018, there were no amounts recorded for uncertain tax positions.

13.  Net Loss Per Share

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

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Options to purchase common stock	3,874,817	3,014,984	2,043,420

14.  Research and License Agreements

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

For the years ended December 31, 2019, 2018 and 2017, the Company paid $50,000, $50,000 and $30,000, respectively, in annual license fees.

15.  Selected Quarterly Financial Data (Unaudited)

Selected quarterly results from operations for the years ended December 31, 2019 and 2018 are as follows (in thousands, except per share amounts):

	2019 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Loss from operations	$(17,657)	$(18,622)	$(22,146)	$(21,909)
Net loss	(17,167)	(18,019)	(21,573)	(21,495)
Basic and diluted net loss per common share	$(0.59)	$(0.55)	$(0.66)	$(0.65)

	2018 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Grant revenues	$1,510	$2,378	$—	$—
Loss from operations	(8,245)	(9,670)	(12,243)	(15,305)
Net loss	(8,119)	(9,414)	(11,917)	(14,898)
Basic and diluted net loss per common share	$(0.49)	$(0.46)	$(0.54)	$(0.62)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements

See Index to Financial Statements at Item 8 herein.

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

		Incorporate by Reference
Exhibit				Date of	Exhibit	Filed
Number	Description of Document	Form	File No.	Filing	No.	Herewith

3.1*	Restated Certificate of Incorporation	S-1/A	333-205001	9/14/2015	3.2

3.2*	Restated Bylaws	S-1/A	333-205001	9/14/2015	3.4

4.1*	Form of Common Stock Certificate.	S-1/A	333-205001	9/14/2015	4.1

4.2*	Amended and Restated Investors’ Rights Agreement, dated March 10, 2015, by and among the Registrant and certain of its stockholders, as amended.	S-1	333-205001	6/16/2015	4.2

4.3*	Amendment #1, dated December 4, 2018, to Amendment and Restated Investors' Rights Agreement, as amended	10-K	001-37722	3/7/2019	4.3

4.4*	Form of Pre-Funded Warrants	8-K	001-37722	2/7/2019	4.1

4.5	Description of the Registrant's securities					X

10.1*	Form of Amended and Restated Indemnification Agreement.	10-Q	001-37722	8/9/2018	10.1

10.2*‡	2015 Equity Incentive Plan and forms of award agreements.	S-1	333-205001	6/16/2015	10.2

10.3*‡	2016 Equity Incentive Plan and forms of award agreements, as amended.	10-Q	001-37722	11/8/2018	10.2

10.4*‡	2016 Employee Stock Purchase Plan and forms of award agreements, as amended.	10-K	001-37722	3/7/2019	10.4

10.5*‡	2018 Equity Inducement Plan	S-8	333-223614	3/13/2018	99.2

10.6*‡	Form of Stock Restriction Agreement.	S-1	333-205001	6/16/2015	10.5

10.7*‡	Form of Severance Agreement	8-K	001-37722	4/16/2018	10.1

10.8*†	Sponsored Research Agreement No. UTA13-001113, dated December 24, 2013, between The University of Texas at Austin (“UT-Austin”) and Aeglea BioTherapeutics, Inc., Aeglea Development Company, Inc., AERase, Inc., AEMase, Inc., AECase, Inc., AE4ase, Inc., AE5ase, Inc. and AE6ase., Inc., as amended.	10-Q	001-37722	11/7/2017	10.3

		Incorporate by Reference
Exhibit				Date of	Exhibit	Filed
Number	Description of Document	Form	File No.	Filing	No.	Herewith

10.9*	Office Lease, dated November 24, 2014, between Barton Oaks Office Center, LLC and the Registrant.	S-1	333-205001	6/16/2015	10.11

10.10*	First Amendment to Office Lease and Assignment and Assumption of Lease dated September 20, 2016 to Office Lease dated November 24, 2014, between Barton Oaks Office Center, LLC, Aeglea Development Company, Inc., and Aeglea BioTherapeutics, Inc.	10-Q	001-37722	11/9/2016	10.1

10.11*#	Amended and Restated Patent License Agreement No. PM1401501, dated January 31, 2017, between the Registrant and The University of Texas at Austin on behalf of the Board of Regents of the University of Texas system	10-K	001-37722	3/7/2019	10.12

10.12*†	Cancer Research Grant Contract, dated June 15, 2015, between AERase, Inc. and the Cancer Prevention Research Institute of Texas.	S-1	333-205001	6/16/2015	10.15

10.13*‡	Offer Letter, dated June 16, 2014, issued by the Registrant to Mr. Charles N. York II.	10-K	001-37722	3/23/2017	10.19

10.14*‡	Offer Letter, dated July 18, 2018, by and between the Registrant and Anthony G. Quinn	8-K	001-37722	7/23/2018	10.1

10.15*‡	Severance Agreement, dated July 18, 2018, by and between the Registrant and Anthony G. Quinn	8-K	001-37722	7/23/2018	10.2

10.16*#	Master Services Agreement, dated November 26, 2018, between the Registrant, Fujifilm Diosynth Biotechnologies UK Limited, Fujifilm Diosynth Biotechnologies Texas, LLC, and Fujifilm Diosynth Biotechnologies U.S.A, Inc.	10-K	001-37722	3/7/2019	10.18

10.17*	Lease Agreement dated April 30, 2019, between Las Cimas Owner LP and the Registrant	10-Q	001-37722	5/7/2019	10.1

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney. Reference is made to the signature page hereto.					X

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporate by Reference
Exhibit				Date of	Exhibit	Filed
Number	Description of Document	Form	File No.	Filing	No.	Herewith

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Previously filed.
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

Date: February 24, 2020

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

Signature	Title	Date

/s/ Anthony G. Quinn, M.B Ch.B, Ph.D.	President, Chief Executive Officer and Director	February 24, 2020
Anthony G. Quinn, M.B. Ch.B, Ph.D.	(Principal Executive Officer)

/s/ Charles N. York II	Chief Financial Officer and Vice President	February 24, 2020
Charles N. York II	(Principal Accounting Officer and Principal Financial Officer)

/s/ Russell J. Cox	Director	February 24, 2020
Russell J. Cox

/s/ Sandesh Mahatme, LLM	Director	February 24, 2020
Sandesh Mahatme, LLM

/s/ Armen Shanafelt, Ph.D.	Director	February 24, 2020
Armen Shanafelt, Ph.D.

/s/ Suzanne Bruhn, Ph.D.	Director	February 24, 2020
Suzanne Bruhn, Ph.D.

/s/ Ivana Magovcevic-Liebisch, Ph.D.
Ivana Magovcevic-Liebisch, Ph.D.	Director	February 24, 2020

/s/ Bryan Lawlis, Ph.D.
Bryan Lawlis, Ph.D.	Director	February 24, 2020