Form 10-Q
period 2020-03-31
Aeglea BioTherapeutics, Inc.
filed 2020-05-07
CIK 1636282

T W

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Former name, former address and former fiscal year, if changed since last report: N/A

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

As of May 1, 2020, the registrant had 44,593,764 shares of common stock, $0.0001 par value per share, outstanding.

AEGLEA BIOTHERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, potential therapeutic benefits and economic value of our product candidates, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, the expected impact of the COVID-19 pandemic on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A, “Risk Factors” and elsewhere in this quarterly report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law. You should read this Quarterly Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Unless the context indicates otherwise, as used in this Quarterly Report on Form 10-Q, the terms “Aeglea,” “the Company,” “we,” “us,” and “our” refer to Aeglea BioTherapeutics, Inc., a Delaware corporation, and its consolidated subsidiaries taken as a whole, unless otherwise noted. “Aeglea” and all product candidate names are our common law trademarks. This Quarterly Report contains additional trade names, trademarks and service marks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,594	$19,253
Marketable securities	36,398	52,696
Prepaid expenses and other current assets	5,273	2,556
Total current assets	54,265	74,505
Restricted cash	1,500	1,500
Property and equipment, net	4,244	2,385
Operating lease right-of-use assets	4,712	4,726
Other non-current assets	60	67
TOTAL ASSETS	$64,781	$83,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,618	$3,154
Operating lease liabilities	293	351
Accrued and other current liabilities	13,227	14,854
Total current liabilities	17,138	18,359
Non-current operating lease liabilities	4,815	4,712
Other non-current liabilities	23	31
TOTAL LIABILITIES	21,976	23,102
Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2020 and December 31, 2019; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 29,147,461 shares and 29,084,437 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	256,779	255,142
Accumulated other comprehensive (loss) income	(134)	51
Accumulated deficit	(213,843)	(195,115)
TOTAL STOCKHOLDERS’ EQUITY	42,805	60,081
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,781	$83,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Operating expenses:
Research and development	14,562	14,389
General and administrative	4,460	3,268
Total operating expenses	19,022	17,657
Loss from operations	(19,022)	(17,657)

Other income (expense):
Interest income	300	507
Other expense, net	(6)	(17)
Total other income	294	490
Net loss	$(18,728)	$(17,167)

Net loss per share, basic and diluted	$(0.57)	$(0.59)
Weighted-average common shares outstanding, basic and diluted	33,097,736	29,011,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(18,728)	$(17,167)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(185)	40
Total comprehensive loss	$(18,913)	$(17,127)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2020 and 2019
			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances - December 31, 2019	29,084	$3	$255,142	$51	$(195,115)	$60,081
Issuance of common stock in connection with employee stock purchase plan	26	—	174	—	—	174
Issuance of common stock in connection with exercise of stock options	37	—	115	—	—	115
Stock-based compensation expense	—	—	1,348	—	—	1,348
Unrealized loss on marketable securities	—	—	—	(185)	—	(185)
Net loss	—	—	—	—	(18,728)	(18,728)
Balances - March 31, 2020	29,147	$3	$256,779	$(134)	$(213,843)	$42,805

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances - December 31, 2018	24,140	$2	$184,314	$(27)	$(116,861)	$67,428
Issuance of common stock in connection with employee stock purchase plan	20	—	143	—	—	143
Issuance of common stock in connection with exercise of stock options	52	—	261	—	—	261
Issuance of common stock and pre-funded warrants in connection with public offering, net of offering costs	4,625	1	64,502	—	—	64,503
Stock-based compensation expense	—	—	1,081	—	—	1,081
Unrealized gain on marketable securities	—	—	—	40	—	40
Net loss	—	—	—	—	(17,167)	(17,167)
Balances - March 31, 2019	28,837	$3	$250,301	$13	$(134,028)	$116,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,728)	$(17,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	154	100
Purchase net discount on marketable securities	19	243
Net accretion of discount on marketable securities	(48)	(275)
Stock-based compensation	1,348	1,081
Non-cash operating lease expense	152	69
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,696)	(928)
Accounts payable	262	2,289
Operating lease liabilities	(92)	(114)
Accrued and other liabilities	(2,065)	(1,105)
Net cash used in operating activities	(21,694)	(15,807)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,389)	(118)
Purchases of marketable securities	(4,000)	(19,750)
Proceeds from maturities of marketable securities	20,142	33,804
Net cash provided by investing activities	14,753	13,936

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and pre-funded warrants in public offering, net of offering costs	—	64,662
Proceeds from employee stock plan purchases and stock option exercises	289	399
Principal payments on finance lease obligation	(7)	(6)
Net cash provided by financing activities	282	65,055
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(6,659)	63,184

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Beginning of period	20,753	22,461
End of period	$14,094	$85,645

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Leased assets obtained in exchange for lease obligations	$137	$776
Unpaid amounts related to purchase of property and equipment	$1,057	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

1. The Company and Basis of Presentation

Aeglea BioTherapeutics, Inc. (“Aeglea” or the “Company”) is a clinical-stage biotechnology company developing a new generation of human enzyme therapeutics as innovative solutions for rare and other high-burden diseases. The Company was formed as a Limited Liability Company (LLC) in Delaware on December 16, 2013 under the name Aeglea BioTherapeutics Holdings, LLC and was converted from a Delaware LLC to a Delaware corporation on March 10, 2015. The Company operates in one segment and has its principal offices in Austin, Texas.

Liquidity

As of March 31, 2020, the Company had working capital of $37.1 million, an accumulated deficit of $213.8 million, and cash, cash equivalents, marketable securities, and restricted cash of $50.5 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s products will require significant additional financing.

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

Based upon the Company’s current operating plans, the Company believes that it has sufficient resources to fund operations through 2022 with its existing cash, cash equivalents, and marketable securities, together with the net proceeds received from a public offering in April 2020 (see Note 9). The Company will need to secure additional funding in the future, in order to carry out all of its planned research and development activities. If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of March 31, 2020, and its results of operations for the three months ended March 31, 2020 and 2019, changes in stockholders’ equity for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The December 31, 2019 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2019 as filed with the SEC.

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

Marketable Securities

All investments have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase. The Company may or may not hold securities with stated maturities greater than one year until maturity. All available-for-sale securities are considered available to support current operations and are classified as current assets. The Company presents credit losses as an allowance rather than as a reduction in the amortized cost of the available-for-sale securities.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value and recognized in other income (expense) in the results of operations. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, an allowance is recorded for the difference between the present value of cash flows expected to be collected and the amortized cost basis of the security. Impairment losses attributable to credit loss factors are charged against the allowance when management believes an available-for-sale security is uncollectible or when either of the criteria regarding intent or requirement to sell is met.

Any unrealized losses from declines in fair value below the amortized cost basis as a result of non-credit loss factors is recognized as a component of accumulated other comprehensive (loss) income, along with unrealized gains. Realized gains and losses and declines in fair value, if any, on available-for-sale securities are included in other income (expense) in the results of operations. The cost of securities sold is based on the specific-identification method.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the three months ended March 31, 2020 and 2019.

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

Income Taxes

The Company and its eight wholly-owned subsidiary corporations use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the tax bases of assets and liabilities. Additionally, any changes in income tax laws are immediately recognized in the quarter of enactment.

A valuation allowance is established against the deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized. The deferred tax assets and liabilities are classified as noncurrent along with the related valuation allowance. Due to a lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.

The Company recognizes benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on the technical merits, as the largest amount of benefits that is more likely than not to be realized upon the ultimate settlement. The Company’s policy is to recognize interest and penalties related to the unrecognized tax benefits as a component of income tax expense, if applicable.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law in response to COVID-19. The CARES Act includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, technical corrections on net operating loss carryforwards for fiscal year taxpayers and allowing accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact and determined the CARES Act did not have a material impact on its consolidated financial condition or results of operations as of and for the three months ended March 31, 2020.

Comprehensive Loss

Comprehensive loss is the change in stockholders’ equity from transactions and other events and circumstances other than those resulting from investments by stockholders and distributions to stockholders. The Company’s other comprehensive (loss) income is currently comprised of changes in unrealized losses and gains on available-for-sale securities.

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on the Company’s results of operations or financial position as of March 31, 2020 and December 31, 2019.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For available-for-sale debt securities with unrealized credit losses, the credit losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. On January 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective approach and no cumulative effect adjustment to accumulated deficit was needed as of the adoption date. Additionally, no prior period amounts were adjusted and continue to be reported in accordance with the legacy other-than-temporary impairment model. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40), to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in the update require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Capitalized implementation costs are recorded in prepaid expenses and other current assets or other non-current assets on the statement of financial position and the related amortization expense is recorded in operating expenses in the results of operations. On January 1, 2020, the Company adopted ASU 2018-15 on a prospective basis and no prior period amounts were adjusted. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements.

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables sets forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$9,026	$—	$—	$9,026
Commercial paper	—	10,225	—	10,225
Corporate bonds	—	28,668	—	28,668
Total financial assets	$9,026	$38,893	$—	$47,919

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$7,023	$—	$—	$7,023
Reverse repurchase agreements	—	6,250	—	6,250
Commercial paper	—	15,193	—	15,193
Corporate bonds	—	39,750	—	39,750
Total financial assets	$7,023	$61,193	$—	$68,216

The Company measures the fair value of money market funds on quoted prices in active markets for identical asset or liabilities. The Level 2 assets include reverse repurchase agreements, commercial paper, and corporate bonds and are valued based on quoted prices for similar assets in active markets and inputs other than quoted prices that are derived from observable market data.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1 and Level 2 during the periods presented.

4. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	$9,026	$—	$—	$9,026
Commercial paper	2,495	—	—	2,495
Total cash equivalents	11,521	—	—	11,521

Marketable securities
Commercial paper	7,725	5	—	7,730
Corporate bonds	28,807	8	(147)	28,668
Total marketable securities	$36,532	$13	$(147)	$36,398

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	$7,023	$—	$—	$7,023
Reverse repurchase agreements	6,250	—	—	6,250
Commercial paper	2,247	—	—	2,247
Total cash equivalents	15,520	—	—	15,520

Marketable securities
Commercial paper	12,931	15	—	12,946
Corporate bonds	39,714	45	(9)	39,750
Total marketable securities	$52,645	$60	$(9)	$52,696

The reverse repurchase agreements are settled in cash nightly, and as such are classified as cash equivalents.

The following table summarizes available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2020 and December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$—	$—	$—	$—	$—	$—
Corporate bonds	22,810	(147)	—	—	22,810	(147)
Total marketable securities	$22,810	$(147)	$—	$—	$22,810	$(147)

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$—	$—	$—	$—	$—	$—
Corporate bonds	13,022	(9)	—	—	13,022	(9)
Total marketable securities	$13,022	$(9)	$—	$—	$13,022	$(9)

As of March 31, 2020 and December 31, 2019, the Company held 25 and 13 debt securities, respectively, that were in an unrealized loss position. The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not attributable to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. As of March 31, 2020 and December 31, 2019, an allowance for credit losses had not been recognized and no marketable securities were considered impaired.

There were no realized gains or losses on marketable securities for the three months ended March 31, 2020 and 2019. Interest on marketable securities is included in interest income. Accrued interest receivable on available-for-sale debt securities totaled $0.2 million and $0.3 million at March 31, 2020 and December 31, 2019, respectively, and is excluded from the estimate of credit losses.

The following table summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	March 31,	December 31,
	2020	2019
Due in one year or less	$36,398	$49,687
Due in 1 - 2 years	—	3,009
Total marketable securities	$36,398	$52,696

The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued compensation	$625	$3,273
Accrued contracted research and development costs	11,311	10,485
Accrued professional and consulting fees	577	627
Other	714	469
Total accrued and other current liabilities	$13,227	$14,854

6. Stockholders’ Equity

Stock-Based Compensation

The 2016 Equity Incentive Plan (“2016 Plan”) provides for an automatic increase in the number of shares reserved for issuance thereunder on January 1 of each year for the remaining term of the plan (through 2028) equal to (a) 4.0% of the number of issued and outstanding shares of common stock on December 31 of the immediately preceding year, or (b) a lesser amount as approved by the Company’s board of directors each year. As a result of this provision, on January 1, 2020 and January 1, 2019, an additional 1,163,377 and 965,603 shares, respectively, became available for issuance under the 2016 Plan.

As of March 31, 2020, the 2016 Plan had 1,511,409 shares available for future issuance.

During the three months ended March 31, 2020 and 2019, the Company issued an aggregate of 1,205,000 and 1,042,300 options to purchase common stock, respectively, under the Company’s equity incentive plans for an aggregate fair value of $6.4 million and $6.2 million, respectively.

Under the Company’s 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company issued and sold 25,928 shares for aggregate cash proceeds of $0.2 million during the three months ended March 31, 2020 and 20,132 shares for aggregate cash proceeds of $0.1 million during the three months ended March 31, 2019.

Total stock-based compensation expense related to the Company’s equity incentive plans and 2016 ESPP was as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Research and development	$532	$402
General and administrative	816	679
Total stock-based compensation expense	$1,348	$1,081

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the Company’s equity incentive plans, and the shares purchasable under the 2016 ESPP during the periods presented:

	Three Months Ended
	March 31,
	2020	2019
Equity Incentive Plans
Expected term (in years)	6.02	6.03
Expected volatility	74%	82%
Risk-free interest	1.45%	2.57%
Dividend yield	0%	0%

2016 ESPP
Expected term (in years)	0.50	0.49
Expected volatility	53%	66%
Risk-free interest	1.49%	2.55%
Dividend yield	0%	0%

7. Net Loss Per Share

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

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended
	March 31,
	2020	2019
Options to purchase common stock	4,470,941	3,478,688

8. License Agreements

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

9. Subsequent Events

In April 2020, the Company issued and sold 15,442,303 shares of common stock at a public offering price of $4.75 per share and prefunded warrants to purchase 13,610,328 shares of common stock at a public offering price of $4.7499 per warrant in an underwritten public offering pursuant to a shelf registration statement on Form S-3. This includes the full exercise by the underwriters of their option to purchase up to 3,789,473 additional shares of common stock. The net proceeds to the Company from this public offering were approximately $129.6 million, after deducting underwriting discounts and commissions of $8.2 million and estimated offering costs of $0.2 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 24, 2020. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.” As used in this report, unless the context suggests otherwise, “we”, “us”, “our”, “the Company” or “Aeglea” refers to Aeglea BioTherapeutics, Inc.

Overview

We are a clinical-stage biotechnology company developing a new generation of human enzyme therapeutics as innovative solutions for rare and other high-burden diseases. We believe our expertise in enzyme medicine, advanced bioengineering technology and focused approach enables us to identify and pursue opportunities to address important unmet medical needs for patient communities with few options.

We employ a distinctive, platform to fuel our innovative pipeline, which we believe reduces key risks throughout the development process and provides a greater likelihood of clinical success and commercial adoption.

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

Our lead product candidate, pegzilarginase, is a recombinant human Arginase 1 that enzymatically degrades the amino acid arginine to lower arginine levels in patients with Arginase 1 Deficiency. We engineered pegzilarginase with modifications that enhance the stability and arginine-degrading activity of the enzyme in human plasma. For Arginase 1 Deficiency, which is a rare progressive disease, presenting in early childhood that results in severe complications and early mortality, we believe pegzilarginase may reduce the harmful metabolic effects caused by the accumulation of high levels of arginine and other arginine-derived metabolites. We are currently evaluating pegzilarginase in a global pivotal Phase 3 PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) trial and in a Phase 2 open-label extension study for patients with Arginase 1 Deficiency.

Our product candidate, ACN00177, is a novel PEGylated, or polyethylene glycol modified, human enzyme engineered to degrade free homocysteine and homocystine in patients with Homocystinuria, a serious metabolic disorder characterized by elevated plasma homocysteine which leads to a wide range of life-altering complications and reduced life expectancy. We engineered ACN00177 by directed mutagenesis of amino acid residues within the active site of human cystathionine γ-lyase, resulting in a molecule that has high substrate specificity for homocysteine and homocystine but not for the native substrate, cystathionine. For Homocystinuria due to cystathionine β-synthase, or CBS, enzyme deficiency, which is the most common form of an inherited disorder of methionine metabolism that results in elevated homocysteine and homocystine, we believe ACN00177 may reduce the adverse impact of CBS enzyme deficiency in the transsulfuration pathway by providing an alternate pathway for enzymatic degradation of high plasma total homocysteine levels.

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

We have incurred net losses in each year since inception. Our net losses were $18.7 million and $17.2 million for the three months ended March 31, 2020 and 2019, respectively, and have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of March 31, 2020, we had an accumulated deficit of $213.8 million. We expect to continue to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase as we continue our clinical development activities for our product candidates and prepare for the potential commercialization of our lead product candidate, pegzilarginase; concurrently develop our pipeline product candidates, including a planned Phase 1/2 clinical trial for Homocystinuria; expand and protect our intellectual property portfolio; hire additional personnel; and continue to operate as a public company.

Recent Developments

Pegzilarginase in Patients with Arginase 1 Deficiency

We are currently conducting our Phase 3 PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) trial to evaluate the safety and efficacy of pegzilarginase in patients with Arginase 1 Deficiency. We began enrolling patients in June 2019 and plan to enroll approximately 30 (pediatric and adult) patients with Arginase 1 Deficiency.

Given recent developments relating to the novel strain of coronavirus, SARS-CoV-2, which has resulted in the COVID-19 global pandemic, we have been taking steps to minimize potential impacts of COVID-19 related disruptions on our Phase 3 PEACE trial. To date, most of our enrolled patients have continued to receive treatment. The Phase 3 PEACE trial protocol already allowed for a patient to miss a few dosing appointments without being disqualified from the trial, but an excessive number of missed dosing appointments may adversely affect the usefulness of the data collected in the trial or require us to amend the trial protocol. Our open-label extension study includes use of a home healthcare program resulting in reduced hospital visits, and we are working on potentially providing similar home healthcare services for trial participants in the Phase 3 PEACE trial. We have not currently experienced significant impact on our supply chain and we currently have sufficient supply available for completion of our ongoing clinical trials.

Although all of our sites have currently suspended screening for additional patient enrollment and there is uncertainty as to when screening will restart, based on currently available information, we expect to complete enrollment in the Phase 3 PEACE trial in the third quarter of 2020 and anticipate that topline data from the trial will be available in the first quarter of 2021.

ACN00177 in Homocystinuria

In April 2020, we announced the approval of our Clinical Trial Application, or CTA, by the United Kingdom’s Medicines and Healthcare Products Regulatory Agency, or MHRA, for ACN00177.

The protocol for the Phase 1/2 clinical trial requires in-person visits to clinical trial sites, which are located in areas experiencing significant impacts to their healthcare systems due to COVID-19. Although we have an approved CTA and have completed much of the administrative work required to initiate the trial, it may be challenging to safely dose patients in the current environment. While we are continuing to prepare for initiation of the Phase 1/2 clinical trial in the second quarter of 2020, the timing will depend on determinations by individual sites that they are ready to open for recruitment in light of COVID-19 and our priorities at this time are to avoid further overburdening hospital staff and to minimize the risk of trial participants’ exposure to COVID-19.

AEB5100 Program for Cystinuria

Given the significant impact of COVID-19 on our operations and the need for focus on our pegzilarginase clinical program, we are continuing the AEB5100 program for Cystinuria with a concentrated internal effort.

Stock Offering

In April 2020, we issued and sold 15,442,303 shares of common stock at a public offering price of $4.75 per share and prefunded warrants to purchase 13,610,328 shares of common stock at a public offering price of $4.7499 per warrant in an underwritten public offering pursuant to a shelf registration statement on Form S-3. This includes the full exercise by the underwriters of their option to purchase up to 3,789,473 additional shares of common stock. The net proceeds to us from this public offering were approximately $129.6 million, after deducting underwriting discounts and commissions of $8.2 million and estimated offering costs of $0.2 million.

Impacts of the COVID-19 Pandemic

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our clinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our CROs, suppliers or third-party business partners conduct business and as a result, we have begun to experience more pronounced disruptions in our operations. With respect to our clinical trials, we may have patients miss scheduled dosings or experience delays in enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, delays in site activations and enrollment of clinical trials, prioritization of hospital resources toward pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for our product candidates. As of the filing date of this Form 10-Q, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

Components of Operating Results

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

Our expenditures on current and future nonclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, and expenses of our ongoing research activities as well as any additional clinical trials and other research and development activities;
•	future clinical trial results;

•	uncertainties in clinical trial enrollment rates or drop-out or discontinuation rates of patients;
•	changes in the competitive drug development environment;
•	potential safety monitoring or other studies requested by regulatory agencies;
•	significant and changing government regulation;
•	the timing and receipt of regulatory approvals, if any; and
•	developments relating to the COVID-19 global pandemic.

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

Income taxes

We serve as a holding company for our eight wholly-owned subsidiary corporations and file a consolidated corporate federal income tax return. We also operate in the UK and our income tax return is subject to audit and adjustment by local tax authorities. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the tax bases of assets and liabilities. A valuation allowance is established against the deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized. The deferred tax assets and liabilities are classified as noncurrent along with the related valuation allowance. Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security, or CARES, Act was enacted and signed into law in response to COVID-19. The CARES Act includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, technical corrections on net operating loss carryforwards for fiscal year taxpayers and allowing accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. We have evaluated the impact and determined the CARES Act did not have a material impact on our consolidated financial condition or results of operations as of and for the three months ended March 31, 2020.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	March 31,		Dollar
	2020	2019	Change	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$14,562	$14,389	$173	1%
General and administrative	4,460	3,268	1,192	36%
Total operating expenses	19,022	17,657	1,365	8%
Loss from operations	(19,022)	(17,657)	(1,365)	8%
Interest income	300	507	(207)	41%
Other expense, net	(6)	(17)	11	65%
Net loss	$(18,728)	$(17,167)	$(1,561)	9%

Research and Development Expenses.    Research and development expenses increased by $0.2 million, or 1%, to $14.6 million for the three months ended March 31, 2020 from $14.4 million for the three months ended March 31, 2019. The change in research and development expenses was due to:

•

Higher manufacturing expenses, which increased by $1.4 million as a result of investing in manufacturing and pre-commercial activities for pegzilarginase and ramp-up in manufacturing activities for our Homocystinuria program;

•

Higher nonclinical expenses, which increased by $0.3 million as a result of advancing our toxicology and other nonclinical studies to support continued clinical development of our Homocystinuria program; and

•	Higher personnel-related expenses, which increased by $0.6 million as a result of additional headcount to expand our medical support; offset by
•

Lower clinical development expenses, which decreased by $2.1 million as a result of completing our Phase 1/2 clinical trial for pegzilarginase in patients with Arginase 1 Deficiency and Phase 1 trial in patients with advanced solid tumors and concluding enrollment in our Phase 1/2 combination trial in patients with small cell lung cancer.

General and Administrative Expenses.    General and administrative expenses increased by $1.2 million, or 36%, to $4.5 million for the three months ended March 31, 2020 from $3.3 million for the three months ended March 31, 2019. The increase in general and administrative expenses was primarily due to ramping up commercial capabilities and additional employee headcount, compensation, and office space to support company growth. Non-cash stock compensation expense accounted for $0.1 million of the increase.

Interest Income.    The decrease in interest income to $0.3 million for the three months ended March 31, 2020 from $0.5 million for the three months ended March 31, 2019 was primarily due to decreasing yield rates and investments held during the three months ended March 31, 2020 as compared to the prior year.

Liquidity and Capital Resources

Sources of liquidity

We are a clinical-stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. Since our inception and through March 31, 2020, we have funded our operations primarily by raising an aggregate of $273.8 million of gross proceeds from the sale and issuance of convertible preferred and common equity securities, pre-funded stock warrants, and the collection of grant proceeds.

In February 2019, we sold an aggregate of 4,625,000 shares of common stock and pre-funded warrants to purchase up to 4,000,000 shares of common stock in an underwritten public offering for gross proceeds of $69.0 million, resulting in net proceeds of $64.5 million after deducting underwriting discounts, commissions, and offering costs. Additionally, we filed a new shelf registration statement on Form S-3 that was declared effective in February 2019 by the SEC for the potential offering, issuance and sale by us of up to $200.0 million, or 2019 Registration Statement, of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and debt securities, subscription rights to purchase common stock and units consisting of all or some of these securities.

In April 2020, we sold an aggregate of 15,442,303 shares of common stock and pre-funded warrants to purchase up to 13,610,328 shares of common stock in an underwritten public offering for gross proceeds of $138.0 million, resulting in net proceeds of $129.6 million after deducting underwriting discounts, commissions, and offering costs.

In December 2018, we had entered into a sales agreement, or the 2018 Sales Agreement, with Jefferies LLC, as sales agent, to issue and sell shares of our common stock for an aggregate offering price of $60.0 million under an at-the-market offering program with Jefferies LLC, pursuant to the 2019 Registration Statement. On April 15, 2020, we provided notice to Jefferies LLC of our decision to terminate the 2018 Sales Agreement and at-the-market offering program with Jefferies LLC., effective as of April 16, 2020. No such shares of our common stock were offered or sold pursuant to the at-the-market offering program with Jefferies LLC.

In April 2020, we entered into a sales agreement, or the 2020 Sales Agreement, with JonesTrading Institutional Services LLC, as sales agent, to issue and sell shares of our common stock for an aggregate offering price of $60.0 million under an at-the-market offering program with JonesTrading Institutional Services LLC, pursuant to the 2019 Registration Statement. As of the date of the filing of this report, $60.0 million of our common stock remained available for sale pursuant to the 2020 Sales Agreement.

Our primary use of cash is to fund the development of our product candidates, prepare for the potential commercialization of our lead product candidate, pegzilarginase, and advance our pipeline. This includes both the research and development costs and the general and administrative expenses required to support those operations. Since we are a clinical-stage biotechnology company, we have incurred significant operating losses since our inception and we anticipate such losses, in absolute dollar terms, to increase as we continue clinical development of our product candidates, prepare for the potential commercialization of pegzilarginase, and expand our development efforts in our pipeline of nonclinical candidates.

Future funding requirements and operational plan

Our operational plan for the near future is to continue clinical trials for our lead product candidate pegzilarginase in Arginase 1 Deficiency and to initiate our clinical trials for our ACN00177 product candidate for the treatment of Homocystinuria, prepare for the potential commercialization of pegzilarginase, and to advance development activities for our AEB5100 program for Cystinuria. As such, we plan to focus our research and development expenditures and general and administrative expenditures on nonclinical studies, clinical trials, manufacturing, and commercial development. We expect our principal expenditures during this time period to include expenses for the following:

•	funding the continuing development of pegzilarginase and ACN00177;
•	funding the advancement of additional product candidates; and
•	funding working capital, including general operating expenses.

Due to our significant research and development expenditures, we have generated substantial losses in each period since inception. We have an accumulated deficit of $213.8 million as of March 31, 2020. We anticipate that we will continue to generate losses into the foreseeable future as we develop our product candidates, seek regulatory approval of those candidates and begin to commercialize any approved products. Until such time as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, research grants, collaborations, or other sources. We currently have no debt, credit facility or additional committed capital. To the extent that we raise additional equity, the ownership interest of our stockholders will be diluted.

Based on our available cash, cash equivalents, marketable securities, and restricted cash of $50.5 million as of March 31, 2020, together with the net proceeds received from our public offering in April 2020, we believe that we have sufficient resources to fund our operations through 2022. We have based this estimate on assumptions that may prove to be incorrect, however, and we could deplete our capital resources sooner than we expect.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	March 31,
	2020	2019
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(21,694)	$(15,807)
Investing activities	14,753	13,936
Financing activities	282	65,055
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(6,659)	$63,184

Cash used in operating activities

Cash used in operating activities for the three months ended March 31, 2020 was $21.7 million and reflected a net loss of $18.7 million. Our net loss was offset in part by non-cash expenses of $1.3 million for stock-based compensation, $0.2 million for depreciation and amortization, and $0.2 million for operating lease expense. The net change in operating assets and liabilities of $4.6 million was primarily related to a $2.7 million increase in prepaid expenses and other assets due to advance payments associated with manufacturing for Arginase 1 Deficiency, along with a $1.8 million decrease in accounts payable and accrued liabilities due to the timing of payments for research and development costs and compensation costs.

Cash used in operating activities for the three months ended March 31, 2019 was $15.8 million and reflected a net loss of $17.2 million. Our net loss was offset in part by a non-cash expense of $1.1 million for stock-based compensation and $0.1 million for depreciation and amortization. The net change in operating assets and liabilities of $0.2 million was primarily related to a $1.2 million increase in accounts payable and accrued liabilities due to additional research and development costs associated with the clinical trials for pegzilarginase in patients with Arginase 1 Deficiency and cancer, partially offset by a $0.9 million increase in prepaid expenses and other assets due to advance payments associated with manufacturing of pegzilarginase and our global pivotal Phase 3 PEACE trial for Arginase 1 Deficiency.

Cash provided by investing activities

Cash provided by investing activities for the three months ended March 31, 2020 was $14.8 million and consisted of $20.1 million in maturities of marketable securities offset by $4.0 million in purchases of marketable securities and $1.4 million in purchases of property and equipment.

Cash provided by investing activities for the three months ended March 31, 2019 was $13.9 million and consisted of $33.8 million in maturities of marketable securities offset by $19.8 million in purchases of marketable securities and $0.1 million in purchases of property and equipment.

Cash provided by financing activities

Cash provided by financing activities for the three months ended March 31, 2020 was $0.3 million, which primarily consisted of $0.3 million in stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2020 (in thousands):

	Payments Due by Period
	Less than	1 - 3	4 to 5	More than
	1 year	years	years	5 years	Total
Operating leases	$1,202	$2,106	$2,176	$3,619	$9,103
Finance lease	32	25	—	—	57
Total	$1,234	$2,131	$2,176	$3,619	$9,160

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

Off-Balance Sheet Arrangements

Through March 31, 2020, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For available-for-sale debt securities with unrealized credit losses, the credit losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. On January 1, 2020, we adopted ASU 2016-13 using the modified retrospective approach and no cumulative effect adjustment to accumulated deficit was needed as of the adoption date. Additionally, no prior period amounts were adjusted and continue to be reported in accordance with the legacy other-than-temporary impairment model. The adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40), to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in the update require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Capitalized implementation costs are recorded in prepaid expenses and other current assets or other non-current assets on our statement of financial position and the related amortization expense is recorded in operating expenses in our results of operations. On January 1, 2020, we adopted ASU 2018-15 on a prospective basis and no prior period amounts were adjusted. The adoption of ASU 2018-15 did not have a material impact on our consolidated financial statements.

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

As of March 31, 2020, we held $50.5 million in cash, cash equivalents, marketable securities, and restricted cash, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in commercial paper and corporate bonds.

We are also exposed to market risk related to changes in foreign currency exchange rates, as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. For the three months ended March 31, 2019, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our clinical trials and preclinical studies.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices, restricted on-site staff to only those required to execute their job responsibilities and limited the number of staff in any given research and development laboratory.

Timely enrollment in our clinical trials is dependent upon global clinical trial sites which may be adversely affected by global health matters, such as pandemics. We are currently conducting clinical trials for our product candidates in many countries, including the United States, United Kingdom and throughout the European Union. The regions in which we operate are currently being or may in the future be affected by COVID-19.

As a result of the COVID-19 outbreak, or similar pandemics, we have experienced and may continue to experience disruptions that could severely impact our business, clinical trials and preclinical studies, including:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•	delays or disruptions in non-clinical experiments and supplies for such experiments, including animals required for such experiments;
•	delays or disruptions in investigational new drug application-enabling good laboratory practice standard toxicology studies due to unforeseen circumstances in our supply chain;
•

increased rates of patients missing dosing appointments or withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or not accepting home health visits;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical assessments at pre-specified timepoints during the trial and clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the U.S. Food and Drug Administration and comparable foreign regulatory agencies, which may impact approval timelines;
•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions;

•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems; and

•	reduced ability to engage with the medical and investor communities due to the cancellation of conferences scheduled throughout the year.

For example, all of our clinical trial sites for our Phase 3 PEACE trial have suspended screening for additional patient enrollment and there is uncertainty as to when screening will restart. To date, most of our enrolled patients in our Phase 3 PEACE trial have continued to receive treatment, however we have had patients miss dosing appointments. While the Phase 3 PEACE trial protocol allows for a patient to miss a few dosing appointments without being disqualified from the trial, an excessive number of missed dosing appointments may adversely affect the usefulness of the data collected in the trial or require us to amend the trial protocol. Delays in enrollment or amendments to the Phase 3 PEACE trial protocol may result in significant delays in the completion of the trial. In addition, we have not yet initiated our Phase 1/2 open label clinical trial of ACN00177 for the treatment in patients with Homocystinuria. As this is a first-in-human clinical trial, the protocol requires in-person visits to clinical trial sites. These sites are located in areas experiencing significant impacts to their healthcare systems due to COVID-19 and consequently many have suspended patient recruitment. While we are continuing to prepare for initiation of this trial in the second quarter of 2020, the timing will depend on determinations by individual sites that they are ready to open for recruitment.

These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

In addition, the trading prices for our common stock and other biopharmaceutical companies, as well as the broader equity and debt markets, have been highly volatile as a result of the COVID-19 pandemic and the resulting impact on economic activity. As a result, we may face difficulties raising capital when needed, and any such sales may be on unfavorable terms to us. Further, to the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted.

The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, clinical trials and preclinical studies will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

In addition, since inception, we have incurred significant operating losses. For the three months ended March 31, 2020, we reported a net loss of $18.7 million. For the years ended December 31, 2019 and 2018, we reported a net loss of $78.3 million and $44.3 million, respectively. As of March 31, 2020, we had an accumulated deficit of $213.8 million. We have financed our operations primarily through private placements of our preferred stock, the initial public offering of our common stock, follow-on public offerings of our common stock and pre-funded warrants, and collection of a research grant. We have devoted substantially all of our efforts to research and development. Currently, we are conducting clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency and in a combination clinical trial with pembrolizumab for the treatment of small cell lung cancer, or SCLC. We have concluded enrollment in our combination clinical trial of pegzilarginase with pembrolizumab for the treatment SCLC and are currently exploring partnership opportunities for further development in oncology. We are continuing to prepare for initiation of a Phase 1/2 clinical trial for Homocystinuria in the second quarter of 2020, however, timing will depend on determinations by individual sites that they are ready to open for recruitment in light of COVID-19 and our priorities at this time are to avoid further overburdening hospital staff and to minimize the risk of trial participants exposure to COVID-19. We have not initiated clinical development of our other product candidates and none of our product candidates are ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

To become and remain profitable, we must develop and eventually commercialize a product candidate or product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing nonclinical testing, initiating and completing clinical trials of one or more of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those product candidates for which we obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. We are currently advancing clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency. We are also continuing to prepare for initiation of a Phase 1/2 clinical trial for Homocystinuria in the second quarter of 2020, however, the timing will depend on determinations by individual sites that they are ready to open for recruitment in light of COVID-19, and our priorities at this time are to avoid further overburdening hospital staff and to minimize the risk of trial participants exposure to COVID-19. We are in the nonclinical development stages for our remaining product candidates. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain or expand our research and development efforts, expand our business or continue our operations. A decline in the value of our company would also cause you to lose part or even all of your investment.

We may not be successful in advancing the clinical development of our product candidates, including pegzilarginase.

In order to execute on our strategy of advancing the clinical development of our product candidates, we are conducting a global pivotal Phase 3 PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) clinical trial and an ongoing open-label extension study of our completed Phase 1/2 clinical trial for the treatment of Arginase 1 Deficiency. We are also continuing to prepare for initiation of a Phase 1/2 clinical trial of Homocystinuria in the second quarter of 2020, however, the timing will depend on determinations by individual sites that they are ready to open for recruitment in light of COVID-19, and our priorities at this time are to avoid further overburdening hospital staff and to minimize the risk of trial participants exposure to COVID-19. If our product candidates fail to work as we expect, or if we need to conduct additional studies to better understand the relationship between our product candidates and clinical activity, our ability to assess the therapeutic effect, seek regulatory approval or otherwise begin or further clinical development, could be compromised. For instance, we discontinued clinical development of pegzilarginase for the treatment of the hematological malignancies acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS, in December 2017 due to lack of evidence of clinical benefit.  Additionally, we completed our Phase 1 clinical trial of pegzilarginase for the treatment of advanced solid tumors to study small cell lung cancer, uveal melanoma, and cutaneous melanoma and concluded enrollment of our combination trial of pegzilarginase with pembrolizumab for the treatment of patients with SCLC. We are currently exploring partnership opportunities for further development in oncology. Also, while we have shown in our Phase 1/2 trial for the treatment of Arginase 1 Deficiency that a reduction of arginine and its metabolites appears to result in clinical benefit, the Health Authorities may not agree with our assessment. Such an event may result in longer development times, larger trials and a greater likelihood of terminating the trial or not obtaining regulatory approval.

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

Based upon our planned use of our cash, cash equivalents, marketable securities, and restricted cash as of March 31, 2020, in conjunction with the net proceeds received from our public offering in April 2020, we estimate such funds will be sufficient for us to (i) to advance the clinical development of pegzilarginase through our Phase 3 PEACE trial and Biologics License Application, or BLA, submission, (ii) fund completion of our ongoing open-label extension study for patients with Arginase 1 Deficiency, and (iii) to advance the Phase 1/2 clinical trial and prepare for a potential Phase 3 trial of ACN00177 for Homocystinuria. Our future capital requirements will depend on many factors, including:

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

The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials that will likely differ in design and size from early-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, while we have observed a reduction in blood arginine and arginine metabolite levels due to administration of pegzilarginase in patients with Arginase 1 Deficiency, and a reduction in blood arginine levels due to pegzilarginase in patients with advanced solid tumors, this data may not necessarily be predictive of the final results of all patients intended to be enrolled in our ongoing or future clinical trials, and may also not be predictive of pegzilarginase’s ability to reduce arginine or arginine metabolite levels for these patients over a longer term nor predictive of positive clinical outcomes. In addition, while we intend to announce interim data from our clinical trials from time to time, such reports may be based on unaudited data provided by our clinical trial investigators. An audit or subsequent review of this data may change the conclusions drawn from this unaudited data provided by our clinical trial investigators indicating less promising results than we anticipate. In addition, our observations of clinical improvements, through clinician and assessor feedback or assessment tools in the Phase 1/2 open label study of pegzilarginase in patients with Arginase 1 Deficiency after eight and twenty weekly doses, may not be representative of our observations with subsequently dosed patients out to twenty weeks or longer. We have begun dosing in our single, global pivotal Phase 3 PEACE clinical trial to evaluate the safety and efficacy of pegzilarginase. Although due to COVID-19, we have had patients miss dosing appointments, to date, most of our enrolled patients in our Phase 3 PEACE clinical trial have continued to receive treatment, and we anticipate that topline data from the Phase 3 PEACE clinical trial will be available in the first quarter of 2021. Furthermore, while our completed Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency primarily evaluated the safety of our product candidate, such nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Further, while we have conducted prior clinical trials of pegzilarginase in certain oncology indications, we are currently exploring partnership opportunities for further development in oncology. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

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

We also may face difficulties or delays in enrolling our global pivotal Phase 3 PEACE clinical trial in Arginase 1 Deficiency due to COVID-19 and because we are restricting enrollment to patients with baseline clinical abnormalities at a level that provides an opportunity to demonstrate neuromotor and/or neurocognitive outcomes. If we are unable to demonstrate sufficient improvement on such clinical endpoints, the FDA may determine that there is inadequate justification to support that the endpoints we have chosen are reasonably likely to predict clinical benefit, which would potentially prohibit approval under various approval pathways. For example, the FDA indicated that our dosing duration for our Phase 3 PEACE clinical trial may not be adequate to assess for clinically meaningful changes. Significant nonclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may materially harm our business and results of operations.

We may not be able to submit INDs, or foreign equivalents outside of the United States, to commence clinical trials for product candidates on the timeframes we expect, and even if we are able to, the Health Authorities may not permit us to proceed with planned clinical trials.

We are currently conducting nonclinical development of our product candidates other than our clinical trials for pegzilarginase for the treatment of patients with Arginase 1 Deficiency. We received approval of a CTA and we are continuing to prepare for initiation of a Phase 1/2 clinical trial for Homocystinuria in the second quarter of 2020, however, the timing will depend on determinations by individual sites that they are ready to open for recruitment in light of COVID-19, and our priorities at this time are to avoid further overburdening hospital staff and to minimize the risk of trial participants exposure to COVID-19. Progression of any candidate into clinical trials is inherently risky and dependent on the results obtained in nonclinical programs, and other potential results such as the results of other clinical programs and results of third-party programs. If results are not available when expected or problems are identified during therapy development, we may experience significant delays in clinical development. This may also impact our ability to achieve certain financial milestones and the expected timeframes to market any of our product candidates. Additionally, commencing any future clinical trials is subject to finalizing the trial design and submitting an IND, CTA or comparable submission in other jurisdictions. Even after we submit an IND, CTA or comparable submission in other jurisdictions, the Health Authorities could disagree that we have satisfied their requirements to commence our clinical trials, disagree with our study design, or may change their guidance criteria, which may require us to complete additional nonclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials. Failure to submit or have effective INDs, CTAs or other comparable foreign equivalents and commence clinical programs will significantly limit our opportunity to generate revenue.

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

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the Health Authorities. For example, due to COVID-19, all our Phase 3 PEACE clinical trial sites have suspended screening for additional patient enrollment and there is uncertainty as to when screening will restart. Furthermore, we are continuing to prepare for initiation of a Phase 1/2 clinical trial for Homocystinuria in the second quarter of 2020, however, the timing will depend on determinations by individual sites that they are ready to open for recruitment in light of COVID-19 and our priorities at this time are to avoid further overburdening hospital staff and to minimize the risk of trial participants exposure to COVID-19. Also, many of our product candidates, including pegzilarginase and ACN00177, initially target indications that may be characterized as orphan markets, which can prolong the clinical trial timeline if sufficient patients cannot be enrolled in a timely manner. Arginase 1 Deficiency is a rare disorder, and there are no published reports of disease prevalence. We commissioned a genetic prevalence analysis and based on that analysis estimate the Arginase 1 Deficiency population is greater than 2,500 patients in the global addressable markets. The genetic prevalence-based methodology is intended to account for misdiagnosis of the disease and to address limitations in newborn screening methodology, including naturally low arginine levels in newborns and lack of geographic availability or standardization of testing. Presently, only 34 U.S. states and jurisdictions perform newborn screening for Arginase 1 Deficiency, and newborn screening is not currently widely performed in European countries. Due to screening requirements and enrollment restrictions in our clinical trial protocol, or any additional restrictions that may be imposed by regulatory agencies, not all patients may be eligible for inclusion in our planned global pivotal Phase 3 PEACE clinical trial. To date, we have identified more than 200 patients in the global addressable markets, primarily in the U.S. and Europe. In the U.S. we have identified more than 100 patients, representing a 40% penetration into the genetic prevalent population. We estimate the patient population for Homocystinuria to be greater than 5,000 in global addressable markets, but we may not be able to initiate the trial as expected or locate and enroll a sufficient number of eligible patients as required by the Health Authorities, and the necessary regulatory approvals could be delayed or prevented.

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

We are a clinical-stage biotechnology company with a limited operating history, and, as of March 31, 2020, had 79 employees, including five executive officers. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure, including due to COVID-19, on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our product candidates, producing additional losses and depriving us of potential product revenue.

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

Any performance failure, including due to COVID-19, on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a source for bulk drug substance. Currently, third party manufacturers are supplying, and are expected to continue to supply, the drug substance requirements for our ongoing and planned clinical trials with pegzilarginase. If such third party manufacturers cannot supply us with sufficient amounts, pursuant to product requirements as agreed, we may be required to identify alternative manufacturers, which would lead us to incur added costs and delays in identifying and qualifying any replacement.

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

Natural disasters could severely disrupt our operations or the operations of our third party manufacturers’ facilities and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage, global epidemic, pandemic or contagious disease, or other event occurred that prevented us from using all or a significant portion of our headquarters or research laboratory, that damaged critical infrastructure, such as our third party manufacturers’ facilities, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and may not prove adequate in the event of a serious disaster or similar event. Substantially all of our current supply of product candidates are located at a single third party manufacturer’s facilities, and we do not have any existing back-up facilities in place or plans for such back-up facilities. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security, or CARES, Act was enacted and signed into law in response to COVID-19. The CARES Act includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017 for taxable years beginning after December 31, 2017 and beginning on or prior to December 31, 2020, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, technical corrections on net operating loss carryforwards for fiscal year taxpayers and allowing accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. While we have evaluated the impact of the CARES Act and to date have determined that there is no material impact to the income tax provision for the quarter, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected.

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

We have a concentrated stockholder base and our executive officers and directors, combined with our stockholders who, to our knowledge, each owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a substantial number of our capital stock as of March 31, 2020. As a result, if these stockholders were to choose to act together, they may be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and our amended and restated bylaws designates the federal courts of the United States as the exclusive forum for actions arising under the Securities Act, each of which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

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

In March 2020, we amended and restated our restated bylaws to provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (a Federal Forum Provision). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

These choice of forum provisions may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the specified courts could face additional litigation costs in pursuing any such claim. The specified courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find these provisions of our governance documents inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.

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

In addition, on February 13, 2019, our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $200.0 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities was declared effective by the SEC. In connection with this shelf registration statement, on April 16, 2020, we entered into an “at-the-market” offering of our common stock pursuant to a sales agreement between us and JonesTrading Institutional Services LLC, or JonesTrading. Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver a placement notice to JonesTrading at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or JonesTrading pursuant to the terms of the sales agreement. The number of shares that are sold by JonesTrading after delivering a placement notice will fluctuate based on the market price of our common stock during the sales period and limits we set with JonesTrading. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. Issuances of any shares sold pursuant to the sales agreement will have a dilutive effect on our existing stockholders. Further, if we sell common stock, preferred stock, convertible securities and other equity securities in other transactions pursuant to our shelf registration statement on Form S-3, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise, including upon exercise of our pre-funded warrants. For example, in April 2020, we sold an aggregate of 15,442,303 shares of common stock and pre-funded warrants to purchase up to 13,610,328 shares of common stock in an underwritten public offering. Any such issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

We will not receive a significant amount, or potentially any, additional funds upon the exercise of our pre-funded warrants; however, any exercise would increase the number of shares eligible for future resale in the public market and may result in substantial dilution to our stockholders.

To date, we have issued pre-funded warrants to purchase a total of 17,610,328 shares of our common stock, and all such pre-funded warrants are currently outstanding. Each pre-funded warrant is exercisable for $0.0001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which may result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.

There is no public market for our pre-funded warrants.

There is no public trading market for our pre-funded warrants issued in the February 2019 and April 2020 public offerings, and we do not expect a market to develop. In addition, we do not intend to apply to list the pre-funded warrants on any securities exchange or nationally recognized trading system, including the Nasdaq Global Market. Without an active market, the liquidity of the pre-funded warrants will be limited and their value may be adversely impacted.

Additionally, each holder of pre-funded warrants will not be entitled to exercise any portion of any pre-funded warrant, which, upon giving effect to such exercise, would cause (i) the aggregate number of shares of our common stock beneficially owned by the holder (together with its affiliates) to exceed 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 4.99% of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise. However, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99% for the majority of such warrants) upon at least 61 days’ prior notice from the holder to us.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit				Incorporate by	Exhibit	Filed
Number	Description	Form	File No	Date of Filing	No.	Herewith

3.1	Amended and Restated Bylaws	8-K	001-37722	4/3/2020	3.1

10.1	Offer letter, dated March 13, 2020 issued by the Registrant to Dr. Leslie Sloan					X

10.2	Severance Agreement dated August 7, 2019 by and between the Registrant and Dr. Leslie Sloan					X

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: May 7, 2020

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

Date: May 7, 2020

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Charles N. York II
Charles N. York II
Chief Financial Officer and Vice President
(Principal Accounting Officer and Principal Financial Officer and duly Authorized Signatory)