Form 10-Q
period 2020-06-30
Aeglea BioTherapeutics, Inc.
filed 2020-08-10
CIK 1636282

T W

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 5, 2020, the registrant had 44,599,847 shares of common stock, $0.0001 par value per share, outstanding.

AEGLEA BIOTHERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

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

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65,713	$19,253
Marketable securities	92,017	52,696
Prepaid expenses and other current assets	4,136	2,556
Total current assets	161,866	74,505
Restricted cash	1,500	1,500
Property and equipment, net	4,896	2,385
Operating lease right-of-use assets	4,557	4,726
Other non-current assets	92	67
TOTAL ASSETS	$172,911	$83,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,151	$3,154
Operating lease liabilities	228	351
Accrued and other current liabilities	11,511	14,854
Total current liabilities	15,890	18,359
Non-current operating lease liabilities	4,695	4,712
Other non-current liabilities	68	31
TOTAL LIABILITIES	20,653	23,102
Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2020 and December 31, 2019; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 44,599,847 shares and 29,084,437 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	5	3
Additional paid-in capital	387,475	255,142
Accumulated other comprehensive income	39	51
Accumulated deficit	(235,261)	(195,115)
TOTAL STOCKHOLDERS’ EQUITY	152,258	60,081
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$172,911	$83,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	16,869	14,806	31,431	29,195
General and administrative	4,691	3,816	9,151	7,084
Total operating expenses	21,560	18,622	40,582	36,279
Loss from operations	(21,560)	(18,622)	(40,582)	(36,279)

Other income (expense):
Interest income	161	619	461	1,126
Other expense, net	(19)	(16)	(25)	(33)
Total other income	142	603	436	1,093
Net loss	$(21,418)	$(18,019)	$(40,146)	$(35,186)

Net loss per share, basic and diluted	$(0.40)	$(0.55)	$(0.93)	$(1.14)
Weighted-average common shares outstanding, basic and diluted	52,941,603	32,840,357	43,019,670	30,936,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(21,418)	$(18,019)	$(40,146)	$(35,186)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	173	54	(12)	94
Total comprehensive loss	$(21,245)	$(17,965)	$(40,158)	$(35,092)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	Three and Six Months Ended June 30, 2020 and 2019
			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances - December 31, 2019	29,084	$3	$255,142	$51	$(195,115)	$60,081
Issuance of common stock in connection with employee stock purchase plan	26	—	174	—	—	174
Issuance of common stock in connection with exercise of stock options	37	—	115	—	—	115
Stock-based compensation expense	—	—	1,348	—	—	1,348
Unrealized loss on marketable securities	—	—	—	(185)	—	(185)
Net loss	—	—	—	—	(18,728)	(18,728)
Balances - March 31, 2020	29,147	3	256,779	(134)	(213,843)	42,805
Issuance of common stock and pre-funded warrants in connection with public offering, net of offering costs	15,443	2	129,052	—	—	129,054
Issuance of common stock in connection with exercise of stock options	10	—	44	—	—	44
Stock-based compensation expense	—	—	1,600	—	—	1,600
Unrealized gain on marketable securities	—	—	—	173	—	173
Net loss	—	—	—	—	(21,418)	(21,418)
Balances - June 30, 2020	44,600	$5	$387,475	$39	$(235,261)	$152,258

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances - December 31, 2018	24,140	$2	$184,314	$(27)	$(116,861)	$67,428
Issuance of common stock in connection with employee stock purchase plan	20	—	143	—	—	143
Issuance of common stock in connection with exercise of stock options	52	—	261	—	—	261
Issuance of common stock and pre-funded warrants in connection with public offering, net of offering costs	4,625	1	64,502	—	—	64,503
Stock-based compensation expense	—	—	1,081	—	—	1,081
Unrealized gain on marketable securities	—	—	—	40	—	40
Net loss	—	—	—	—	(17,167)	(17,167)
Balances - March 31, 2019	28,837	3	250,301	13	(134,028)	116,289
Issuance of common stock in connection with exercise of stock options	11	—	46	—	—	46
Stock-based compensation expense	—	—	1,245	—	—	1,245
Unrealized gain on marketable securities	—	—	—	54	—	54
Net loss	—	—	—	—	(18,019)	(18,019)
Balances - June 30, 2019	28,848	$3	$251,592	$67	$(152,047)	$99,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,146)	$(35,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	376	207
Purchase net discount on marketable securities	19	480
Net accretion of discount on marketable securities	(58)	(543)
Stock-based compensation	2,948	2,326
Non-cash operating lease expense	306	191
Other	(15)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,637)	(2,223)
Accounts payable	1,318	2,141
Operating lease liabilities	(277)	(178)
Accrued and other liabilities	(3,941)	595
Net cash used in operating activities	(41,107)	(32,190)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,714)	(175)
Purchases of marketable securities	(75,500)	(77,956)
Proceeds from maturities of marketable securities	36,206	50,054
Net cash used in investing activities	(42,008)	(28,077)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and pre-funded warrants in public offering, net of offering costs	129,250	64,298
Proceeds from employee stock plan purchases and stock option exercises	333	450
Principal payments on finance lease obligation	(8)	(12)
Net cash provided by financing activities	129,575	64,736
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	46,460	4,469

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Beginning of period	20,753	22,461
End of period	$67,213	$26,930

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Leased assets obtained in exchange for lease obligations	$176	$5,294
Unpaid amounts related to purchase of property and equipment	$440	$—

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

Liquidity

As of June 30, 2020, the Company had working capital of $146.0 million, an accumulated deficit of $235.3 million, and cash, cash equivalents, marketable securities, and restricted cash of $159.2 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s products will require significant additional financing.

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

Based upon the Company’s current operating plans, the Company believes that it has sufficient resources to fund operations through 2022 with its existing cash, cash equivalents, and marketable securities. The Company will need to secure additional funding in the future, in order to carry out all of its planned research and development activities. If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of June 30, 2020, and its results of operations for the three and six months ended June 30, 2020 and 2019, changes in stockholders’ equity for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The December 31, 2019 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2019 as filed with the SEC.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the six months ended June 30, 2020 and 2019.

Accrued Research and Development Costs

The Company records the costs associated with research, nonclinical studies, clinical trials, and manufacturing development as incurred. These costs are a significant component of the Company’s research and development expenses, with a substantial portion of the Company’s on-going research and development activities conducted by third-party service providers, including contract research and manufacturing organizations.

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

Income Taxes

The Company and its eight wholly owned subsidiary corporations use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the tax bases of assets and liabilities. Additionally, any changes in income tax laws are immediately recognized in the quarter of enactment.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law in response to COVID-19. The CARES Act includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, technical corrections on net operating loss carryforwards for fiscal year taxpayers and allowing accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact and determined the CARES Act did not have a material impact on its consolidated financial condition or results of operations as of and for the six months ended June 30, 2020.

Comprehensive Loss

Comprehensive loss is the change in stockholders’ equity from transactions and other events and circumstances other than those resulting from investments by stockholders and distributions to stockholders. The Company’s other comprehensive income is currently comprised of changes in unrealized losses and gains on available-for-sale securities.

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

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables sets forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$43,306	$—	$—	$43,306
U.S. treasury securities	—	71,464	—	71,464
U.S. government agency securities	—	10,534	—	10,534
Commercial paper	—	1,751	—	1,751
Corporate bonds	—	18,766	—	18,766
Total financial assets	$43,306	$102,515	$—	$145,821

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$7,023	$—	$—	$7,023
Reverse repurchase agreements	—	6,250	—	6,250
Commercial paper	—	15,193	—	15,193
Corporate bonds	—	39,750	—	39,750
Total financial assets	$7,023	$61,193	$—	$68,216

The Company measures the fair value of money market funds on quoted prices in active markets for identical asset or liabilities. The Level 2 assets include U.S. treasury securities, U.S. government agency securities, reverse repurchase agreements, commercial paper, and corporate bonds and are valued based on quoted prices for similar assets in active markets and inputs other than quoted prices that are derived from observable market data.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1 and Level 2 during the periods presented.

4. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	$43,306	$—	$—	$43,306
U.S. treasury securities	5,499	—	—	5,499
U.S. government agency securities	4,999	—	—	4,999
Total cash equivalents	53,804	—	—	53,804

Marketable securities
U.S. treasury securities	65,966	3	(4)	65,965
U.S. government agency securities	5,535	—	—	5,535
Commercial paper	1,748	3	—	1,751
Corporate bonds	18,729	38	(1)	18,766
Total marketable securities	$91,978	$44	$(5)	$92,017

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	$7,023	$—	$—	$7,023
Reverse repurchase agreements	6,250	—	—	6,250
Commercial paper	2,247	—	—	2,247
Total cash equivalents	15,520	—	—	15,520

Marketable securities
Commercial paper	12,931	15	—	12,946
Corporate bonds	39,714	45	(9)	39,750
Total marketable securities	$52,645	$60	$(9)	$52,696

The reverse repurchase agreements are settled in cash nightly, and as such are classified as cash equivalents.

The following table summarizes available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2020 and December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position:

	June 30, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$24,987	$(4)	$—	$—	$24,987	$(4)
Corporate bonds	5,001	(1)	—	—	5,001	(1)
Total	$29,988	$(5)	$—	$—	$29,988	$(5)

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$13,022	$(9)	$—	$—	$13,022	$(9)

As of June 30, 2020 and December 31, 2019, the Company held 11 and 13 debt securities, respectively, that were in an unrealized loss position. The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not attributable to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. As of June 30, 2020 and December 31, 2019, an allowance for credit losses had not been recognized and no marketable securities were considered impaired.

There were no realized gains or losses on marketable securities for the six months ended June 30, 2020 and 2019. Interest on marketable securities is included in interest income. Accrued interest receivable on available-for-sale debt securities totaled $0.1 million and $0.3 million at June 30, 2020 and December 31, 2019, respectively, and is excluded from the estimate of credit losses.

The following table summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	June 30,	December 31,
	2020	2019
Due in one year or less	$92,017	$49,687
Due in 1 - 2 years	—	3,009
Total marketable securities	$92,017	$52,696

The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued compensation	$2,208	$3,273
Accrued contracted research and development costs	7,927	10,485
Accrued professional and consulting fees	769	627
Other	607	469
Total accrued and other current liabilities	$11,511	$14,854

6. Stockholders’ Equity

Public Offering

In April 2020, the Company issued and sold 15,442,303 shares of common stock at a public offering price of $4.75 per share and pre-funded warrants to purchase up to 13,610,328 shares of common stock at a public offering price of $4.7499 per warrant in an underwritten public offering pursuant to a shelf registration statement on Form S-3. This includes the full exercise by the underwriters of their option to purchase up to 3,789,473 additional shares of common stock. The net proceeds to the Company from this public offering were approximately $129.1 million, after deducting underwriting discounts and commissions of $8.2 million and offering costs of $0.7 million.

The public offering price for the pre-funded warrants was equal to the public offering price of the common stock, less the $0.0001 per share exercise price of each warrant. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital and have no expiration date. Per the terms of the warrant agreement, the outstanding warrants to purchase shares of common stock may not be exercised if the holder’s ownership of the Company’s common stock would exceed 4.99% (“Maximum Ownership Percentage”). By written notice to the Company, the holders may increase or decrease the Maximum Ownership Percentage up to 19.99%. The revised Maximum Ownership Percentage would be effective 60 days after the notice is received by the Company.

As of June 30, 2020, the following pre-funded warrants for common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
February 8, 2019	None	$0.0001	4,000,000
April 30, 2020	None	$0.0001	13,610,328
Total pre-funded warrants			17,610,328

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

As of June 30, 2020, the 2016 Plan had 1,341,292 shares available for future issuance.

During the three months ended June 30, 2020 and 2019, the Company issued an aggregate of 239,400 and 159,600 options to purchase common stock, respectively, under the Company’s equity incentive plans for an aggregate fair value of $1.2 million and $0.7 million, respectively.

During the six months ended June 30, 2020 and 2019, the Company issued an aggregate of 1,444,400 and 1,201,900 options to purchase common stock, respectively, under the Company’s equity incentive plans for an aggregate fair value of $7.6 million and $6.9 million, respectively.

There were no shares issued and sold under the Company’s 2016 Employee Stock Purchase Plan (“2016 ESPP”) during the three months ended June 30, 2020 and 2019. The Company issued and sold 25,928 shares for aggregate cash proceeds of $0.2 million during the six months ended June 30, 2020 and 20,132 shares for aggregate cash proceeds of $0.1 million during the six months ended June 30, 2019.

Total stock-based compensation expense related to the Company’s equity incentive plans and 2016 ESPP was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$665	$464	$1,197	$866
General and administrative	935	781	1,751	1,460
Total stock-based compensation expense	$1,600	$1,245	$2,948	$2,326

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the Company’s equity incentive plans, and the shares purchasable under the 2016 ESPP during the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Equity Incentive Plans
Expected term (in years)	5.50	5.70	5.94	5.99
Expected volatility	77%	78%	75%	81%
Risk-free interest	0.46%	2.05%	1.29%	2.50%
Dividend yield	0%	0%	0%	0%

2016 ESPP
Expected term (in years)	—	—	0.50	0.49
Expected volatility	—	—	53%	66%
Risk-free interest	—	—	1.49%	2.55%
Dividend yield	—	—	0%	0%

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

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Options to purchase common stock	5,039,344	4,081,102	4,755,974	3,781,559

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

We employ a distinctive platform to fuel our innovative pipeline, which we believe reduces key risks throughout the development process and provides a greater likelihood of clinical success and commercial adoption.

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

We have incurred net losses in each year since inception. Our net losses were $40.1 million and $35.2 million for the six months ended June 30, 2020 and 2019, respectively, and have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of June 30, 2020, we had an accumulated deficit of $235.3 million. We expect to continue to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase as we continue our clinical development activities for our product candidates and prepare for the potential commercialization of our lead product candidate, pegzilarginase; conduct a Phase 1/2 clinical trial for Homocystinuria; concurrently develop our pipeline product candidates; expand and protect our intellectual property portfolio; hire additional personnel; and continue to operate as a public company.

Recent Developments

Pegzilarginase in Patients with Arginase 1 Deficiency

In May 2020, we announced 56-week data on 13 patients from our completed Phase 1/2 clinical trial and the ongoing Phase 2 open-label extension trial for pegzilarginase in patients with Arginase 1 Deficiency at the 6th Congress of the European Academy of Neurology. Highlights of the presentation included the following:

•	A statistically significant reduction in plasma arginine from baseline was observed with a single dose, with continued improvement through the 20 and 56 week analyses
•	All 13 patients achieved plasma arginine levels within the target range (<200 micromolar, or µM)
•	The median plasma arginine level was 99µM (normal range: 40-115µM)
•	Eleven patients overall were clinical responders (85%)
•	Mobility improvements were evaluated using three assessments: 6MWT (6 Minute Walk Test), GMFM (Gross Motor Function) Part D (standing) and Part E (walking, running, and jumping)
•	Mean change in 6MWT showed progressive improvement from baseline through 8, 20, and 56 week analyses
•

All six patients with significant mobility impairment at baseline (GMFCS [Gross Motor Function Classification System] Levels II and III) improved in the GMFM Part E; four out of six patients also improved in the GMFM Part D

•	Pegzilarginase was shown to have a favorable safety profile with more than 750 doses administered
•	Safety profile was consistent with previously reported data
•

The most common treatment-related serious adverse events were hypersensitivity and hyperammonemia, both of which were infrequent, expected and managed with standard care; no treatment-related serious adverse events led to patient discontinuation

•	Most treatment-related adverse events were mild and decreased in frequency over time

We are currently conducting our Phase 3 PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) trial to evaluate the safety and efficacy of pegzilarginase in patients with Arginase 1 Deficiency. We began enrolling patients in June 2019 and plan to enroll approximately 30 (pediatric and adult) patients with Arginase 1 Deficiency.

Given recent developments relating to the novel strain of coronavirus, SARS-CoV-2, which has resulted in the COVID-19 global pandemic, we have been taking steps to minimize potential impacts of COVID-19 related disruptions on our Phase 3 PEACE trial. To date, most of our enrolled patients have continued to receive treatment. The Phase 3 PEACE trial protocol allows for a patient to miss a few dosing appointments without being disqualified from the trial, but an excessive number of missed dosing appointments may adversely affect the usefulness of the data collected in the trial or require us to amend the trial protocol. Our Phase 2 open-label extension study includes use of a home healthcare program resulting in reduced hospital visits. We are exploring potentially providing similar home healthcare services for trial participants in the Phase 3 PEACE trial. We have not currently experienced significant impact on our supply chain and we currently have sufficient supply available for completion of our ongoing clinical trials.

Patient screening has been impacted by COVID-19, and there is uncertainty as to the cadence of screenings as sites restart. Based on currently available information, we expect to complete enrollment in the Phase 3 PEACE trial in the third quarter of 2020 and anticipate that topline data from the trial will be available in the first quarter of 2021.

ACN00177 in Homocystinuria

In the second quarter of 2020, we announced the approval of our Clinical Trial Application, or CTA, by the United Kingdom’s Medicines and Healthcare Products Regulatory Agency, or MHRA, for ACN00177, and we initiated a Phase 1/2 clinical trial for the treatment of patients with Homocystinuria.

The protocol for the Phase 1/2 clinical trial requires in-person visits to clinical trial sites, which are located in areas experiencing significant impacts to their healthcare systems due to COVID-19. While we have initiated the Phase 1/2 trial, the timing of first patient dosing will depend on determinations by individual sites given COVID-19. Our priorities at this time are to avoid further overburdening hospital staff and to minimize the risk of trial participants’ exposure to COVID-19.

AEB5100 Program for Cystinuria

Given the significant impact of COVID-19 on our operations and the need for focus on our pegzilarginase clinical program, we are continuing the AEB5100 program for Cystinuria with a concentrated internal effort.

Stock Offering

In April 2020, we issued and sold 15,442,303 shares of common stock at a public offering price of $4.75 per share and prefunded warrants to purchase 13,610,328 shares of common stock at a public offering price of $4.7499 per warrant in an underwritten public offering pursuant to a shelf registration statement on Form S-3. This includes the full exercise by the underwriters of their option to purchase up to 3,789,473 additional shares of common stock. The net proceeds to us from this public offering were approximately $129.1 million, after deducting underwriting discounts and commissions of $8.2 million and offering costs of $0.7 million.

Impacts of the COVID-19 Pandemic

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our clinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our CROs, suppliers or third-party business partners conduct business and as a result, we have experienced disruptions and may continue to experience more pronounced disruptions in our operations. With respect to our clinical trials, we have had patients miss scheduled dosings and experience delays in enrollment and participant dosing. We may continue to experience such delays as well as delays in distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we have experienced and expect to continue to experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, delays in site activations and enrollment of clinical trials, and prioritization of hospital resources toward pandemic effort. We may also experience delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for our product candidates. As of the filing date of this Form 10-Q, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

Components of Operating Results

Research and development expenses

Research and development expenses consist primarily of costs incurred for the discovery and development of our product candidates, including, our lead product candidate, pegzilarginase, and ACN00177. In addition to operating an internal research laboratory, we contract with external providers for nonclinical studies and clinical trials. Our research and development expenses include:

•	costs from acquiring clinical trial materials and services performed for contracted services with contract manufacturing organizations;
•	fees paid to clinical trial sites, clinical research organizations, CROs, CMOs, nonclinical research companies, and academic institutions; and
•	employee and consultant-related expenses incurred, which include salaries, benefits, travel and stock-based compensation.

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

The process of conducting the necessary clinical research to obtain FDA and other regulatory approval is costly and time consuming and the successful development of our product candidates is highly uncertain. The risks and uncertainties associated with our research and development projects are discussed more fully in Part II, Item 1A of this Quarterly Report on Form 10-Q titled “Risk Factors.” As a result of these risks and uncertainties, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

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

Income taxes

We serve as a holding company for our eight wholly owned subsidiary corporations and file a consolidated corporate federal income tax return. We also operate in the UK and our income tax return is subject to audit and adjustment by local tax authorities. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the tax bases of assets and liabilities. A valuation allowance is established against the deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized. The deferred tax assets and liabilities are classified as noncurrent along with the related valuation allowance. Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security, or CARES, Act was enacted and signed into law in response to COVID-19. The CARES Act includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, technical corrections on net operating loss carryforwards for fiscal year taxpayers and allowing accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. We have evaluated the impact and determined the CARES Act did not have a material impact on our consolidated financial condition or results of operations as of and for the six months ended June 30, 2020.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	June 30,		Dollar
	2020	2019	Change	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$16,869	$14,806	$2,063	14%
General and administrative	4,691	3,816	875	23%
Total operating expenses	21,560	18,622	2,938	16%
Loss from operations	(21,560)	(18,622)	(2,938)	16%
Interest income	161	619	(458)	74%
Other expense, net	(19)	(16)	(3)	19%
Net loss	$(21,418)	$(18,019)	$(3,399)	19%

Research and Development Expenses.    Research and development expenses increased by $2.1 million, or 14%, to $16.9 million for the three months ended June 30, 2020 from $14.8 million for the three months ended June 30, 2019. The change in research and development expenses was primarily due to:

•

higher manufacturing expenses, which increased by $4.6 million as a result of investing in manufacturing and pre-commercial activities for pegzilarginase and ramp-up in manufacturing activities for our Homocystinuria program; and

•	higher personnel-related expenses, which increased by $1.2 million as a result of additional headcount to expand our medical support; offset by
•

lower clinical and nonclinical development expenses, which decreased by $3.8 million as a result of completing our Phase 1/2 clinical trial for pegzilarginase in patients with Arginase 1 Deficiency, a Phase 1 trial in patients with advanced solid tumors, and a Phase 1/2 combination trial in patients with small cell lung cancer.

General and Administrative Expenses.    General and administrative expenses increased by $0.9 million, or 23%, to $4.7 million for the three months ended June 30, 2020 from $3.8 million for the three months ended June 30, 2019. The increase in general and administrative expenses was primarily due to ramping up commercial capabilities and additional employee headcount, compensation, and office space to support company growth. Non-cash stock compensation expense accounted for $0.2 million of the increase.

Interest Income.    The decrease in interest income to $0.2 million for the three months ended June 30, 2020 from $0.6 million for the three months ended June 30, 2019 was primarily due to decreasing yield rates during the three months ended June 30, 2020 as compared to the prior year.

Results of Operations

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	Six Months Ended
	June 30,		Dollar
	2020	2019	Change	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$31,431	$29,195	$2,236	8%
General and administrative	9,151	7,084	2,067	29%
Total operating expenses	40,582	36,279	4,303	12%
Loss from operations	(40,582)	(36,279)	(4,303)	12%
Interest income	461	1,126	(665)	59%
Other expense, net	(25)	(33)	8	24%
Net loss	$(40,146)	$(35,186)	$(4,960)	14%

Research and Development Expenses.    Research and development expenses increased by $2.2 million, or 8%, to $31.4 million for the six months ended June 30, 2020 from $29.2 million for the six months ended June 30, 2019. The change in research and development expenses was due to:

•

higher manufacturing expenses, which increased by $6.0 million as a result of investing in manufacturing and pre-commercial activities for pegzilarginase and ramp-up in manufacturing activities for our Homocystinuria program; and

•	higher personnel-related expenses, which increased by $1.8 million as a result of additional headcount to expand our medical support; offset by
•

lower clinical and nonclinical development expenses, which decreased by $5.6 million as a result of completing our Phase 1/2 clinical trial for pegzilarginase in patients with Arginase 1 Deficiency, a Phase 1 trial in patients with advanced solid tumors, and a Phase 1/2 combination trial in patients with small cell lung cancer.

General and Administrative Expenses.    General and administrative expenses increased by $2.1 million, or 29%, to $9.2 million for the six months ended June 30, 2020 from $7.1 million for the six months ended June 30, 2019. The increase in general and administrative expenses was primarily due to ramping up commercial capabilities and additional employee headcount, compensation, and office space to support company growth. Non-cash stock compensation expense accounted for $0.3 million of the increase.

Interest Income.    The decrease in interest income to $0.5 million for the six months ended June 30, 2020 from $1.1 million for the six months ended June 30, 2019 was primarily due to decreasing yield rates during the six months ended June 30, 2020 as compared to the prior year.

Liquidity and Capital Resources

Sources of liquidity

We are a clinical-stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. Since our inception and through June 30, 2020, we have funded our operations primarily by raising an aggregate of $411.9 million of gross proceeds from the sale and issuance of convertible preferred and common equity securities, pre-funded stock warrants, and the collection of grant proceeds.

Follow-on public offerings

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

In April 2020, we sold an aggregate of 15,442,303 shares of common stock and pre-funded warrants to purchase up to 13,610,328 shares of common stock in an underwritten public offering for gross proceeds of $138.0 million, resulting in net proceeds of $129.1 million after deducting underwriting discounts, commissions, and offering costs.

In July 2020, we filed a new shelf registration statement on Form S-3 that was declared effective in July 2020 by the SEC for the potential offering, issuance and sale by us of up to $400.0 million of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and debt securities, subscription rights to purchase common stock and units consisting of all or some of these securities.

At-The-Market offerings

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

Future funding requirements and operational plan

Our operational plan for the near future is to continue clinical trials for our lead product candidate pegzilarginase in Arginase 1 Deficiency and for our ACN00177 product candidate for the treatment of Homocystinuria, prepare for the potential commercialization of pegzilarginase, and to advance development activities for our AEB5100 program for Cystinuria. As such, we plan to focus our research and development expenditures and general and administrative expenditures on nonclinical studies, clinical trials, manufacturing, and commercial development. We expect our principal expenditures during this time period to include expenses for the following:

•	funding the continuing development of pegzilarginase and ACN00177;
•	funding the advancement of additional product candidates; and
•	funding working capital, including general operating expenses.

Due to our significant research and development expenditures, we have generated substantial losses in each period since inception. We have an accumulated deficit of $235.3 million as of June 30, 2020. We anticipate that we will continue to generate losses into the foreseeable future as we develop our product candidates, seek regulatory approval of those candidates and begin to commercialize any approved products. Until such time as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, research grants, collaborations, or other sources. We currently have no debt, credit facility or additional committed capital. To the extent that we raise additional equity, the ownership interest of our stockholders will be diluted.

Based on our available cash, cash equivalents, marketable securities, and restricted cash of $159.2 million as of June 30, 2020, we believe that we have sufficient resources to fund our operations through 2022. We have based this estimate on assumptions that may prove to be incorrect, however, and we could deplete our capital resources sooner than we expect.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(41,107)	$(32,190)
Investing activities	(42,008)	(28,077)
Financing activities	129,575	64,736
Net increase in cash, cash equivalents, and restricted cash	$46,460	$4,469

Cash used in operating activities

Cash used in operating activities for the six months ended June 30, 2020 was $41.1 million and reflected a net loss of $40.1 million. Our net loss was offset in part by non-cash expenses of $2.9 million for stock-based compensation, $0.4 million for depreciation and amortization, and $0.3 million for operating lease expense. The net change in operating assets and liabilities of $4.5 million was primarily related to a $2.6 million net decrease in accrued liabilities and accounts payable due to payments for pre-commercial manufacturing and compensation costs and a $1.6 million increase in prepaid expenses and other assets due to advance payments associated with manufacturing for Arginase 1 Deficiency.

Cash used in operating activities for the six months ended June 30, 2019 was $32.2 million and reflected a net loss of $35.2 million. Our net loss was offset in part by a non-cash expense of $2.3 million for stock-based compensation, $0.2 million for depreciation and amortization, and $0.2 million for operating lease expense. The net change in operating assets and liabilities of $0.3 million was primarily related to a $2.7 million increase in accounts payable and accrued liabilities due to additional research and development costs associated with the clinical trials for pegzilarginase in patients with Arginase 1 Deficiency and cancer, partially offset by a $2.2 million increase in prepaid expenses and other assets due to advance payments associated with manufacturing of pegzilarginase and our global pivotal Phase 3 PEACE trial for Arginase 1 Deficiency.

Cash used in investing activities

Cash used in investing activities for the six months ended June 30, 2020 was $42.0 million and consisted of $75.5 million in purchases of marketable securities and $2.7 million in purchases of property and equipment offset by $36.2 million in maturities of marketable securities.

Cash used in investing activities for the six months ended June 30, 2019 was $28.1 million and consisted of $78.0 million in purchases of marketable securities and $0.2 million in purchases of property and equipment offset by $50.1 million in maturities of marketable securities.

Cash provided by financing activities

Cash provided by financing activities for the six months ended June 30, 2020 was $129.6 million, which consisted of $138.0 million from the public offering of our common stock in April 2020, offset by $8.2 million in underwriting discounts and commissions and $0.6 million of paid offering costs, and $0.3 million in stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan.

Cash provided by financing activities for the six months ended June 30, 2019 was $64.7 million, which consisted of $69.0 million from the public offering of our common stock in February 2019, offset by $4.1 million in underwriting discounts and commissions and $0.6 million of paid offering costs related to the offering and 2019 Registration Statement, and $0.5 million in stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2020 (in thousands):

	Payments Due by Period
	Less than	1 - 3	4 to 5	More than
	1 year	years	years	5 years	Total
Operating leases	$1,137	$2,094	$2,192	$3,334	$8,757
Finance lease	32	32	32	—	96
Total	$1,169	$2,126	$2,224	$3,334	$8,853

We have entered into agreements in the normal course of business with contract research organizations for clinical trials and contract manufacturing organizations, and with vendors for nonclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon 30 to 60 days’ prior written notice to the vendor.

Off-Balance Sheet Arrangements

Through June 30, 2020, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

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

As of June 30, 2020, we held $159.2 million in cash, cash equivalents, marketable securities, and restricted cash, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in U.S. treasury securities, U.S. government agency securities, commercial paper and corporate bonds.

We are also exposed to market risk related to changes in foreign currency exchange rates, as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. For the six months ended June 30, 2020, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our clinical trials and nonclinical studies.

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

As a result of the COVID-19 outbreak, or similar pandemics, we have experienced and may continue to experience disruptions that could severely impact our business, clinical trials and nonclinical studies, including:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•	delays or disruptions in nonclinical experiments and supplies for such experiments, including animals required for such experiments;
•	delays or disruptions in investigational new drug application-enabling good laboratory practice standard toxicology studies due to unforeseen circumstances in our supply chain;
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

•	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact approval timelines;
•

limitations on employee resources that would otherwise be focused on the conduct of our nonclinical studies and clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions;

•	interruption of, or delays in receiving, supplies of our product candidates from our CMOs due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems; and
•	reduced ability to engage with the medical and investor communities due to the cancellation of conferences scheduled throughout the year.

For example, patient screenings for our Phase 3 PEACE trial has been impacted by COVID-19 as a result of all of our clinical trial sites temporarily suspending screening, and there is uncertainty as to the cadence of screenings as sites restart. To date, most of our enrolled patients in our Phase 3 PEACE trial have continued to receive treatment, however we have had patients miss dosing appointments. While the Phase 3 PEACE trial protocol allows for a patient to miss a few dosing appointments without being disqualified from the trial, an excessive number of missed dosing appointments may adversely affect the usefulness of the data collected in the trial or require us to amend the trial protocol. Delays in enrollment or amendments to the Phase 3 PEACE trial protocol may result in significant delays in the completion of the trial. In addition, although we have initiated our Phase 1/2 open label clinical trial of ACN00177 for the treatment in patients with Homocystinuria, the protocol requires in-person visits to clinical trial sites. These sites are located in areas experiencing significant impacts to their healthcare systems due to COVID-19 and consequently many have suspended patient recruitment. While we initiated this trial in the second quarter of 2020, the timing of first patient dosing will depend on determinations by individual sites as they adjust to impacts from COVID-19.

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

The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, clinical trials and nonclinical studies will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

In addition, since inception, we have incurred significant operating losses. For the three and six months ended June 30, 2020, we reported a net loss of $21.4 million and $40.1 million, respectively. For the years ended December 31, 2019 and 2018, we reported a net loss of $78.3 million and $44.3 million, respectively. As of June 30, 2020, we had an accumulated deficit of $235.3 million. We have financed our operations primarily through private placements of our preferred stock, the initial public offering of our common stock, follow-on public offerings of our common stock and pre-funded warrants, and collection of a research grant. We have devoted substantially all of our efforts to research and development. Currently, we are conducting clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency and for ACN00177 for the treatment of Homocystinuria. We initiated a Phase 1/2 clinical trial of ACN00177 for the treatment of patients with Homocystinuria in the second quarter of 2020, however, timing of first patient dosing will depend on determinations by individual sites given COVID-19. We have not initiated clinical development of our other product candidates and none of our product candidates are ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

To become and remain profitable, we must develop and eventually commercialize a product candidate or product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing nonclinical testing, initiating and completing clinical trials of one or more of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those product candidates for which we obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. We are currently advancing clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency and have initiated a Phase 1/2 clinical trial of ACN00177 for the treatment of patients with Homocystinuria. We are in the nonclinical development stages for our remaining product candidates. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain or expand our research and development efforts, expand our business or continue our operations. A decline in the value of our company would also cause you to lose part or even all of your investment.

We may not be successful in advancing the clinical development of our product candidates, including pegzilarginase and ACN00177.

In order to execute on our strategy of advancing the clinical development of our product candidates, we are conducting a global pivotal Phase 3 PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) clinical trial, an ongoing open-label extension study of our completed Phase 1/2 clinical trial for the treatment of Arginase 1 Deficiency and a Phase 1/2 clinical trial of ACN00177 for the treatment of patients with Homocystinuria, however, the timing of first patient dosing of ACN00177 will depend on determinations by individual sites given COVID-19. If our product candidates fail to work as we expect, or if we need to conduct additional studies to better understand the relationship between our product candidates and clinical activity, our ability to assess the therapeutic effect, seek regulatory approval or otherwise begin or further clinical development, could be compromised. For instance, we discontinued clinical development of pegzilarginase for the treatment of the hematological malignancies acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS, in December 2017 due to lack of evidence of clinical benefit.  Additionally, we completed our Phase 1 clinical trial of pegzilarginase for the treatment of advanced solid tumors to study small cell lung cancer, uveal melanoma, and cutaneous melanoma and our combination trial of pegzilarginase with pembrolizumab for the treatment of patients with SCLC. We are currently exploring partnership opportunities for further development in oncology. Also, while we have shown in our Phase 1/2 trial for the treatment of Arginase 1 Deficiency that a reduction of arginine and its metabolites appears to result in clinical benefit, the Health Authorities may not agree with our assessment. Such an event may result in longer development times, larger trials and a greater likelihood of terminating the trial or not obtaining regulatory approval.

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

Based upon our planned use of our cash, cash equivalents, marketable securities, and restricted cash as of June 30, 2020, we estimate such funds will be sufficient for us to (i) to advance the clinical development of pegzilarginase through our Phase 3 PEACE trial and Biologics License Application, or BLA, submission, (ii) fund completion of our ongoing open-label extension study for patients with Arginase 1 Deficiency, and (iii) to advance the clinical development of ACN00177 through our Phase 1/2 clinical trial and preparation for a potential Phase 3 trial for the treatment of patients with Homocystinuria. Our future capital requirements will depend on many factors, including:

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

We have initiated clinical trials with our lead product candidate, pegzilarginase and ACN00177. The risk of failure for all of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete nonclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans for the respective target indications. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process.

The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials that will likely differ in design and size from early-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, while we have observed a reduction in blood arginine and arginine metabolite levels due to administration of pegzilarginase in patients with Arginase 1 Deficiency, and a reduction in blood arginine levels due to pegzilarginase in patients with advanced solid tumors, this data may not necessarily be predictive of the final results of all patients intended to be enrolled in our ongoing or future clinical trials, and may also not be predictive of pegzilarginase’s ability to reduce arginine or arginine metabolite levels for these patients over a longer term nor predictive of positive clinical outcomes. In addition, while we intend to announce interim data from our clinical trials from time to time, such reports may be based on unaudited data provided by our clinical trial investigators. An audit or subsequent review of this data may change the conclusions drawn from this unaudited data provided by our clinical trial investigators indicating less promising results than we anticipate. In addition, our observations of clinical improvements, through clinician and assessor feedback or assessment tools in the Phase 1/2 clinical trial and Phase 2 open label study of pegzilarginase in patients with Arginase 1 Deficiency after fifty-six weekly cumulative doses, may not be representative of our observations with subsequently dosed patients out to fifty-six weeks or longer. We have begun dosing in our single, global pivotal Phase 3 PEACE clinical trial to evaluate the safety and efficacy of pegzilarginase. Although due to COVID-19, we have had patients miss dosing appointments, to date, most of our enrolled patients in our Phase 3 PEACE clinical trial have continued to receive treatment, and we anticipate that topline data from the Phase 3 PEACE clinical trial will be available in the first quarter of 2021. Furthermore, while our completed Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency primarily evaluated the safety of our product candidate, such nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Further, while we have conducted prior clinical trials of pegzilarginase in certain oncology indications, we are currently exploring partnership opportunities for further development in oncology. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

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

We are currently conducting nonclinical development of our product candidates other than our clinical trials for pegzilarginase for the treatment of patients with Arginase 1 Deficiency and ACN00177 for the treatment of patients with Homocystinuria. Progression of any candidate into clinical trials is inherently risky and dependent on the results obtained in nonclinical programs, and other potential results such as the results of other clinical programs and results of third-party programs. If results are not available when expected or problems are identified during therapy development, we may experience significant delays in clinical development. This may also impact our ability to achieve certain financial milestones and the expected timeframes to market any of our product candidates. Additionally, commencing any future clinical trials is subject to finalizing the trial design and submitting an IND, CTA or comparable submission in other jurisdictions. Even after we submit an IND, CTA or comparable submission in other jurisdictions, the Health Authorities could disagree that we have satisfied their requirements to commence our clinical trials, disagree with our study design, or may change their guidance criteria, which may require us to complete additional nonclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials. Failure to submit or have effective INDs, CTAs or other comparable foreign equivalents and commence clinical programs will significantly limit our opportunity to generate revenue.

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

We have only initiated clinical trials for pegzilarginase and ACN00177 for the treatment of certain conditions and have only dosed pegzilarginase in humans. We have not dosed any of our other product candidates in humans. Our existing and future planned clinical trials may reveal significant adverse events, toxicities or other side effects not seen in our nonclinical studies or early stage clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

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

We are currently conducting clinical trials for pegzilarginase for the treatment of patients with Arginase 1 Deficiency and ACN00177 for the treatment of patients with Homocystinuria. Given the nature of the patient populations enrolled in these trials, we have observed and expect to continue to observe serious adverse events that could be related or unrelated to pegzilarginase and could impact the safety or efficacy of pegzilarginase and we may observe serious adverse events that could be related or unrelated to ACN00177 and could impact the safety or efficacy of ACN00177. We have also dosed, and may continue to dose, patients with pegzilarginase following compassionate use requests. While such patients are not monitored as part of our ongoing clinical trials, the occurrence of significant adverse events in such patients may negatively impact the prospects of our programs.

In our prior clinical trials of pegzilarginase for the treatment of patients with advanced solid tumors and for the treatment of the patients with hematological malignancies AML and MDS, we have observed serious adverse events in some patients, including death. We have reported results from these trials in which we observed serious adverse events that were considered possibly or probably related to the administration of pegzilarginase including asthenia, fatigue, failure to thrive, hypertension, diarrhea, nausea, vomiting, dehydration, dizziness, intracranial hemorrhage, and encephalopathy. In our completed combination trial of pegzilarginase and pembrolizumab in patients with previously-

treated small cell lung cancer, safety observations were consistent with prior studies of pegzilarginase in patients with cancer.

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

Testing in animals, such as our primate studies for pegzilarginase and ACN00177, may not uncover all side effects in humans or any observed side effects in animals may be more severe in humans. For example, it is possible that patients’ immune systems may recognize our engineered human enzymes as foreign and trigger an immune response. This risk is heightened in patients with many genetic enzyme deficiencies who lack the target enzyme, including patients with Arginase 1 Deficiency that we are treating in our global pivotal Phase 3 PEACE trial, our Phase 2 trial open label extension study, and any future clinical trials we conduct for this rare genetic disease or in trials in patients with Homocystinuria with ACN00177. In addition, our product candidates such as pegzilarginase and ACN00177 break down target amino acids, thereby releasing metabolites into the bloodstream. Some patients may be sensitive to these metabolites, increasing the risk of an adverse reaction due to treatment, which risk may not be able to be mitigated through dosing. Finally, although our engineered human enzyme product candidates such as pegzilarginase and ACN00177 are engineered from the human genome, pegzilarginase and ACN00177 are produced in E. coli. This manufacturing process could lead to the products being more likely to trigger an immune response than we expect.

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

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the Health Authorities. For example, due to COVID-19, patient screening at all sites for our Phase 3 PEACE clinical trial was temporarily suspended and there is uncertainty as to the cadence of screenings as sites restart. Furthermore, we have initiated a Phase 1/2 clinical trial of ACN00177 for Homocystinuria in the second quarter of 2020, however, the timing of first patient dosing will depend on determinations by individual sites given COVID-19 and our priorities at this time are to avoid further overburdening hospital staff and to minimize the risk of trial participants exposure to COVID-19. Also, many of our product candidates, including pegzilarginase and ACN00177, initially target indications that may be characterized as orphan markets, which can prolong the clinical trial timeline if sufficient patients cannot be enrolled in a timely manner. Arginase 1 Deficiency is a rare disorder, and there are no published reports of disease prevalence. We commissioned a genetic prevalence analysis and based on that analysis estimate the Arginase 1 Deficiency population is greater than 2,500 patients in the global addressable markets. The genetic prevalence-based methodology is intended to account for misdiagnosis of the disease and to address limitations in newborn screening methodology, including naturally low arginine levels in newborns and lack of geographic availability or standardization of testing. Presently, only 34 U.S. states and jurisdictions perform newborn screening for Arginase 1 Deficiency, and newborn screening is not currently widely performed in European countries. Due to screening requirements and enrollment restrictions in our clinical trial protocol, or any additional restrictions that may be imposed by regulatory agencies, not all patients may be eligible for inclusion in our planned global pivotal Phase 3 PEACE clinical trial. To date, we have identified more than 240 patients in the global addressable markets, primarily in the U.S. and Europe. In the U.S. we have identified more than 125 patients, representing a 50% penetration into the genetic prevalent population. We estimate the patient population for Homocystinuria to be greater than 5,000 in global addressable markets, but we may not be able to initiate the trial as expected or locate and enroll a sufficient number of eligible patients as required by the Health Authorities, and the necessary regulatory approvals could be delayed or prevented.

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

From time to time, our commercialization strategy may include the combination of our product candidates with third-parties’ products or product candidates. For example, we completed a combination trial with Merck to evaluate the combination of pegzilarginase with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab), for the treatment of patients with small cell lung cancer. Such combination studies involve additional risks due to their reliance on circumstances outside our control, such as those relating to the availability and marketability of the third-party product involved in the study. Additionally, we may be unable to secure and maintain a sufficient supply of such third-party products when needed on commercially reasonably terms. Any such shortages could cause us to delay or terminate our combination trials.

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

If the market opportunities for our product candidates are smaller than we believe they are, our future product revenues may be adversely affected, and our business may suffer.

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

We face intense competition from companies developing products to address urea cycle disorders and other diseases. For example, Horizon Therapeutics plc actively markets both RAVICTI (glycerol phenylbutyrate) and BUPHENYL (sodium phenylbutyrate), which is used to treat patients with urea cycle disorders suffering from hyperammonemia, which may include patients suffering from Arginase 1 Deficiency. Patients with Arginase 1 Deficiency may also benefit from taking RAVICTI (glycerol phenylbutyrate). Erytech Pharma announced a potential collaboration to explore nonclinical development of an Arginase 1 Deficiency candidate. Polaris Group has been conducting numerous clinical trials of ADI-PEG 20, an enzyme derived from mycoplasma, which degrades arginine in the blood.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the European Union, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, the prices of products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

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

We are a clinical-stage biotechnology company with a limited operating history, and, as of June 30, 2020, had 83 employees, including five executive officers. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Despite the implementation of security measures, our information technology systems and those of our strategic partners and third parties on whom we rely are vulnerable to cyberattacks, damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. Furthermore, we have little or no control over the security measures and computer systems of third parties including any CROs we may work with in the future. While we and, to our knowledge, our third-party strategic partners have not experienced any such system failure, accident or security breach to date, if such an event were to occur, it could result in material negative consequences for us including interruptions in our operations, the operations of our strategic partners, or our manufacturers or suppliers, misappropriation of confidential business information and trade secrets, disclosure of corporate strategic plans, and result in material disruptions of our product candidate development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts, and we may incur substantial costs to attempt to recover or reproduce the data. If any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability or the further development of our product candidates could be delayed.

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

We currently rely and will continue to rely on third parties to provide manufacturing and clinical development capabilities. For example, we currently rely on third party contract manufacturing organizations, to manufacture and supply nonclinical and clinical trial quantities of the biological substance of our lead product candidate, pegzilarginase, ACN00177 in Homocystinuria, and for additional pipeline product candidates. We also expect to continue to rely on such third parties to manufacture and supply commercial quantities of pegzilarginase, as well as ACN00177 for our Phase 1/2 clinical trial.

We rely on third-party CROs to conduct our ongoing and future planned clinical trials of pegzilarginase and ACN00177. We do not plan to independently conduct clinical trials of our other product candidates. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

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

Any performance failure, including due to COVID-19, on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a source for bulk drug substance. Currently, third party manufacturers are supplying, and are expected to continue to supply, the drug substance requirements for our ongoing and planned clinical trials with pegzilarginase and ACN00177. If such third party manufacturers cannot supply us with sufficient amounts, pursuant to product requirements as agreed, we may be required to identify alternative manufacturers, which would lead us to incur added costs and delays in identifying and qualifying any replacement.

The formulation used in early studies is not a final formulation for commercialization. If we are unable to demonstrate that our commercial scale product is comparable to the product used in clinical trials, we may not receive regulatory approval for that product without additional clinical trials. We have contracted with third party manufacturers for certain studies related to potential commercial scale manufacturing of pegzilarginase, but there is no guarantee that such studies, the transfer of technology to or any potential manufacturing at such facility, will be completed successfully, on time, or at all. We also cannot guarantee that we will be able to make any required modifications within currently anticipated timeframes or that such modifications, if and when made, will obtain regulatory approval or that the new processes or modified processes will be successfully implemented by or transferred to any third-party contract suppliers within currently anticipated timeframes. These may require additional studies and may delay our clinical trials and/or commercialization.

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

Our product candidates must be approved by the FDA pursuant to a BLA in the United States, and by the EMA pursuant to an MAA, and by other comparable regulatory authorities outside the United States prior to commercialization. The process of obtaining marketing approvals, both in the United States and internationally, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval in Europe or another non-U.S. jurisdiction may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our third-party strategic partners may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. Furthermore, the implementation of Brexit may disrupt the operation of any pre-and post-authorization clinical trial infrastructure and regulatory frameworks in Europe, as discussed further below. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our product candidates in any market.

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

We have received Fast Track Designation from the FDA for our lead product candidate pegzilarginase for the treatment of hyperargininemia secondary to Arginase 1 Deficiency and may seek such designation for some or all of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the drug or biologic sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even though we have received Fast Track Designation for pegzilarginase for the treatment of hyperargininemia secondary to Arginase 1 Deficiency, and even if we receive Fast Track Designation for other product candidates or indications in the future, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many drugs or biologics that have received Fast Track Designation have failed to obtain approval.

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

We have received Breakthrough Therapy Designation from the FDA for our lead product candidate pegzilarginase for the treatment of Arginase 1 Deficiency and may seek such designation for some or all of our product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies with respect to one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs or biologics that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development.

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

We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our clinical trials, and are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. In May 2018, a new privacy regime, the General Data Protection Regulation, or GDPR, took effect in the European Economic Area, or EEA. The GDPR increases our obligation with respect to clinical trials conducted in the EEA by expanding the definition of personal data and requiring changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and imposes substantial fines for breaches and violations. Furthermore, any potential effects due to Brexit may cause uncertainty in such regulatory framework. While the government of the United Kingdom has stated that the United Kingdom will still abide with the provisions of the GDPR, uncertainty and disruptions may still occur, and we are currently unable to predict any potential disruptions to such regulatory frameworks. Compliance with these privacy and data security laws and regulations is a rigorous and time-intensive process and if we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, final condition and results of operations.

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

Among the provisions of the ACA of importance to our potential product candidates are the following:

•	an annual, nondeductible fee on any entity that manufactures, or imports specified branded prescription drugs and biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•	a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices;
•	extension of manufacturers’ Medicaid rebate liability to managed care utilization;
•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	requirements to report financial arrangements with physicians and teaching hospitals;
•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

In particular, our success depends in large part on our ability, and our licensors’ ability, to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and product candidates, including any companion diagnostic developed by us or a third-party strategic partner. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates and rely on our licensors to obtain patent protection for our licensed intellectual property. Our patent portfolio includes patents and patent applications we own or we exclusively license from the University of Texas at Austin. This patent portfolio includes issued patents and pending patent applications covering compositions of matter and methods of use.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and/or management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. In some cases, we may choose not to pursue litigation against those that have infringed on our patents, or used them without authorization, due to the associated expenses and time commitment of monitoring these activities. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations.

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

We have a concentrated stockholder base and our executive officers and directors, combined with our stockholders who, to our knowledge, each owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a substantial number of our capital stock as of June 30, 2020. As a result, if these stockholders were to choose to act together, they may be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

In addition, in February 2019, our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $200.0 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities was declared effective by the SEC. In connection with this shelf registration statement, on April 16, 2020, we entered into an “at-the-market” offering of our common stock pursuant to a sales agreement between us and JonesTrading Institutional Services LLC, or JonesTrading. Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver a placement notice to JonesTrading at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or JonesTrading pursuant to the terms of the sales agreement. The number of shares that are sold by JonesTrading after delivering a placement notice will fluctuate based on the market price of our common stock during the sales period and limits we set with JonesTrading. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. Issuances of any shares sold pursuant to the sales agreement will have a dilutive effect on our existing stockholders. In July 2020, we filed a new shelf registration statement on Form S-3 that was declared effective in July 2020 by the SEC for the potential offering, issuance and sale by us of up to $400.0 million of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and debt securities, subscription rights to purchase common stock and units consisting of all or some of these securities. If we sell common stock, preferred stock, convertible securities and other equity securities in other transactions pursuant to our shelf registration statements on Form S-3, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders.

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

We will not receive a significant amount, or potentially any, additional funds upon the exercise of our pre-funded warrants; however, any exercise would increase the number of shares eligible for future resale in the public market and result in substantial dilution to our stockholders.

To date, we have issued pre-funded warrants to purchase a total of 17,610,328 shares of our common stock, and all such pre-funded warrants are currently outstanding. Each pre-funded warrant is exercisable for $0.0001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.

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

Resignation of Suzanne Bruhn, Ph.D.

Effective August 5, 2020, Suzanne Bruhn, Ph.D, resigned from her position as a member of the Company’s Board of Directors and any committee thereof. There were no disagreements between the Company and Dr. Bruhn that led to her resignation.

Item 6.	Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit				Incorporate by	Exhibit	Filed
Number	Description	Form	File No	Date of Filing	No.	Herewith

4.1	Form of Warrant to Purchase Common Stock	8-K	001-37722	4/28/2020	4.1

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL and contained in Exhibit 101

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

Date: August 10, 2020

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Anthony G. Quinn
Anthony G. Quinn, M.B Ch.B, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2020

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Charles N. York II
Charles N. York II
Chief Financial Officer and Vice President
(Principal Accounting Officer and Principal Financial Officer and duly Authorized Signatory)