Form 10-Q
period 2020-09-30
Aeglea BioTherapeutics, Inc.
filed 2020-11-05
CIK 1636282

T W

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the registrant had 47,937,107 shares of common stock, $0.0001 par value per share, outstanding.

AEGLEA BIOTHERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$54,223	$19,253
Marketable securities	85,753	52,696
Prepaid expenses and other current assets	4,423	2,556
Total current assets	144,399	74,505
Restricted cash	1,500	1,500
Property and equipment, net	5,216	2,385
Operating lease right-of-use assets	4,394	4,726
Other non-current assets	122	67
TOTAL ASSETS	$155,631	$83,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,295	$3,154
Operating lease liabilities	341	351
Accrued and other current liabilities	11,713	14,854
Total current liabilities	14,349	18,359
Non-current operating lease liabilities	4,947	4,712
Other non-current liabilities	61	31
TOTAL LIABILITIES	19,357	23,102
Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2020 and December 31, 2019; no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 44,692,030 shares and 29,084,437 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	5	3
Additional paid-in capital	389,543	255,142
Accumulated other comprehensive income	20	51
Accumulated deficit	(253,294)	(195,115)
TOTAL STOCKHOLDERS’ EQUITY	136,274	60,081
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$155,631	$83,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$12,451	$17,839	$43,882	$47,034
General and administrative	5,672	4,307	14,823	11,391
Total operating expenses	18,123	22,146	58,705	58,425
Loss from operations	(18,123)	(22,146)	(58,705)	(58,425)

Other income (expense):
Interest income	88	585	549	1,711
Other income (expense), net	2	(12)	(23)	(45)
Total other income	90	573	526	1,666
Net loss	$(18,033)	$(21,573)	$(58,179)	$(56,759)

Net loss per share, basic and diluted	$(0.29)	$(0.66)	$(1.18)	$(1.80)
Weighted-average common shares outstanding, basic and diluted	62,240,412	32,894,205	49,473,350	31,596,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(18,033)	$(21,573)	$(58,179)	$(56,759)
Other comprehensive income (loss):
Foreign currency translation adjustment	5	—	5	—
Unrealized (loss) gain on marketable securities	(24)	11	(36)	105
Total comprehensive loss	$(18,052)	$(21,562)	$(58,210)	$(56,654)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	Three and Nine Months Ended September 30, 2020
			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances - December 31, 2019	29,084	$3	$255,142	$51	$(195,115)	$60,081
Issuance of common stock in connection with employee stock purchase plan	26	—	174	—	—	174
Issuance of common stock in connection with exercise of stock options	37	—	115	—	—	115
Stock-based compensation expense	—	—	1,348	—	—	1,348
Unrealized loss on marketable securities	—	—	—	(185)	—	(185)
Net loss	—	—	—	—	(18,728)	(18,728)
Balances - March 31, 2020	29,147	$3	$256,779	$(134)	$(213,843)	$42,805
Issuance of common stock and pre-funded warrants in connection with public offering, net of offering costs	15,443	2	129,052	—	—	129,054
Issuance of common stock in connection with exercise of stock options	10	—	44	—	—	44
Stock-based compensation expense	—	—	1,600	—	—	1,600
Unrealized gain on marketable securities	—	—	—	173	—	173
Net loss	—	—	—	—	(21,418)	(21,418)
Balances - June 30, 2020	44,600	$5	$387,475	$39	$(235,261)	$152,258
Offering costs in connection with public offering	—	—	(39)	—	—	(39)
Issuance of common stock in connection with employee stock purchase plan	34	—	192	—	—	192
Issuance of common stock in connection with exercise of stock options	58	—	219	—	—	219
Stock-based compensation expense	—	—	1,696	—	—	1,696
Foreign currency translation adjustment	—	—	—	5	—	5
Unrealized loss on marketable securities	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(18,033)	(18,033)
Balances - September 30, 2020	44,692	$5	$389,543	$20	$(253,294)	$136,274

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

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,179)	$(56,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	627	312
Purchase net (premium) discount on marketable securities	(102)	498
Net accretion of discount on marketable securities	(47)	(749)
Stock-based compensation	4,644	3,692
Non-cash operating lease expense	465	337
Other	(15)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,968)	(1,700)
Accounts payable	(539)	1,834
Operating lease liabilities	92	(165)
Accrued and other liabilities	(3,621)	3,302
Net cash used in operating activities	(58,643)	(49,398)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,280)	(318)
Purchases of marketable securities	(98,000)	(87,676)
Proceeds from maturities of marketable securities	65,056	75,929
Net cash used in investing activities	(36,224)	(12,065)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and pre-funded warrants in public offering, net of offering costs	129,103	64,239
Proceeds from employee stock plan purchases and stock option exercises	744	826
Principal payments on finance lease obligation	(14)	(18)
Net cash provided by financing activities	129,833	65,047
Effect of exchange rate on cash, cash equivalents, and restricted cash	4	—
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	34,970	3,584

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Beginning of period	20,753	22,461
End of period	$55,723	$26,045

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Leased assets obtained in exchange for lease obligations	$172	$5,294
Unpaid amounts related to purchase of property and equipment	$515	$26

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

Liquidity

As of September 30, 2020, the Company had working capital of $130.0 million, an accumulated deficit of $253.3 million, and cash, cash equivalents, marketable securities, and restricted cash of $141.5 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s products will require significant additional financing.

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

Based upon the Company’s current operating plans, the Company believes that it has sufficient resources to fund operations into 2023 with its existing cash, cash equivalents, and marketable securities, together with the net proceeds received from the sale of common stock between October 1, 2020 and November 4, 2020 under an at-the-market offering program (see Note 9). The Company will need to secure additional funding in the future, in order to carry out all of its planned research and development activities. If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of September 30, 2020, and its results of operations for the three and nine months ended September 30, 2020 and 2019, changes in stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The December 31, 2019 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2019 as filed with the SEC.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the nine months ended September 30, 2020 and 2019.

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

Financial instruments carried at fair value include cash, cash equivalents, marketable securities, and restricted cash. The carrying amount of accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

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

Stock-Based Compensation

The Company recognizes the cost of stock-based awards granted to employees and non-employees based on the estimated grant-date fair values of the awards. The fair values of stock options are estimated on the date of grant using the Black-Scholes option pricing model. The fair values of restricted stock units (“RSUs”) are based on the fair value of the Company’s common stock on the date of the grant. The value of the award is recognized as compensation expense on a straight-line basis over the requisite service period. Forfeitures are recognized when they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise. Compensation expense for employee and non-employee share-based payment awards with performance conditions is recognized when the performance condition is deemed probable.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law in response to COVID-19. The CARES Act includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, technical corrections on net operating loss carryforwards for fiscal year taxpayers and allowing accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact and determined the CARES Act did not have a material impact on its consolidated financial condition or results of operations as of and for the nine months ended September 30, 2020.

Comprehensive Loss

Comprehensive loss is the change in stockholders’ equity from transactions and other events and circumstances other than those resulting from investments by stockholders and distributions to stockholders. The Company’s other comprehensive income is currently comprised of changes in unrealized losses and gains on available-for-sale securities and foreign currency translation adjustments reflecting the cumulative effect of changes in exchange rates between the foreign entity’s functional currency and the reporting currency.

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

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables sets forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$48,128	$—	$—	$48,128
U.S. treasury securities	—	71,608	—	71,608
U.S. government agency securities	—	6,012	—	6,012
Corporate bonds	—	8,133	—	8,133
Total financial assets	$48,128	$85,753	$—	$133,881

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$7,023	$—	$—	$7,023
Reverse repurchase agreements	—	6,250	—	6,250
Commercial paper	—	15,193	—	15,193
Corporate bonds	—	39,750	—	39,750
Total financial assets	$7,023	$61,193	$—	$68,216

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

4. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	$48,128	$—	$—	$48,128

Marketable securities
U.S. treasury securities	71,605	4	(1)	71,608
U.S. government agency securities	6,011	1	—	6,012
Corporate bonds	8,122	11	—	8,133
Total marketable securities	$85,738	$16	$(1)	$85,753

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	$7,023	$—	$—	$7,023
Reverse repurchase agreements	6,250	—	—	6,250
Commercial paper	2,247	—	—	2,247
Total cash equivalents	15,520	—	—	15,520

Marketable securities
Commercial paper	12,931	15	—	12,946
Corporate bonds	39,714	45	(9)	39,750
Total marketable securities	$52,645	$60	$(9)	$52,696

The reverse repurchase agreements are settled in cash nightly, and as such are classified as cash equivalents.

The following table summarizes available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2020 and December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$8,583	$(1)	$—	$—	$8,583	$(1)

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$13,022	$(9)	$—	$—	$13,022	$(9)

As of September 30, 2020 and December 31, 2019, the Company held 2 and 13 debt securities, respectively, that were in an unrealized loss position. The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not attributable to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. As of September 30, 2020 and December 31, 2019, an allowance for credit losses had not been recognized and no marketable securities were considered impaired.

There were no realized gains or losses on marketable securities for the nine months ended September 30, 2020 and 2019. Interest on marketable securities is included in interest income. Accrued interest receivable on available-for-sale debt securities totaled $0.1 million and $0.3 million at September 30, 2020 and December 31, 2019, respectively, and is excluded from the estimate of credit losses.

The following table summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	September 30,	December 31,
	2020	2019
Due in one year or less	$85,753	$49,687
Due in 1 - 2 years	—	3,009
Total marketable securities	$85,753	$52,696

The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued compensation	$3,233	$3,273
Accrued contracted research and development costs	7,097	10,485
Accrued professional and consulting fees	744	627
Other	639	469
Total accrued and other current liabilities	$11,713	$14,854

6. Stockholders’ Equity

Public Offering

In April 2020, the Company issued and sold 15,442,303 shares of common stock at a public offering price of $4.75 per share and pre-funded warrants to purchase up to 13,610,328 shares of common stock at a public offering price of $4.7499 per warrant in an underwritten public offering pursuant to a shelf registration statement on Form S-3. This includes the full exercise by the underwriters of their option to purchase up to 3,789,473 additional shares of common stock. The net proceeds to the Company from this public offering were approximately $129.0 million, after deducting underwriting discounts and commissions of $8.2 million and offering costs of $0.8 million.

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

As of September 30, 2020, the following pre-funded warrants for common stock were issued and outstanding:

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

As of September 30, 2020, the 2016 Plan had 884,328 shares available for future issuance.

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	409,500	$2.45	44,000	$5.64	1,853,900	$4.61	1,245,900	$5.72
Restricted stock units	228,200	$8.13	—	$—	228,200	$8.13	—	$—

In July 2020, the Company granted 228,200 RSUs to certain employees with regulatory, commercial, and clinical milestones in addition to a service condition. As of September 30, 2020, the performance conditions of these RSUs were not probable of being achieved. If and when the performance milestones are deemed probable of being achieved within the required time frame, the Company may recognize up to $1.9 million of stock-based compensation.

Under the Company’s 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company issued and sold 33,965 shares for aggregate cash proceeds of $0.2 million during the three months ended September 30, 2020 and 59,893 shares for aggregate cash proceeds of $0.4 million during the nine months ended September 30, 2020. There were 24,772 shares issued and sold under the 2016 ESPP for aggregate cash proceeds of $0.2 million during the three months ended September 30, 2019 and 44,904 shares for aggregate cash proceeds of $0.3 million during the nine months ended September 30, 2019.

Total stock-based compensation expense related to the Company’s equity incentive plans and 2016 ESPP was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$454	$492	$1,651	$1,358
General and administrative	1,242	874	2,993	2,334
Total stock-based compensation expense	$1,696	$1,366	$4,644	$3,692

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the Company’s equity incentive plans, and the shares purchasable under the 2016 ESPP during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Equity Incentive Plans
Expected term (in years)	6.72	6.08	6.11	5.99
Expected volatility	82%	80%	76%	81%
Risk-free interest	0.44%	1.63%	1.10%	2.47%
Dividend yield	0%	0%	0%	0%

2016 ESPP
Expected term (in years)	0.50	0.50	0.50	0.50
Expected volatility	96%	74%	76%	70%
Risk-free interest	0.13%	1.71%	0.75%	2.12%
Dividend yield	0%	0%	0%	0%

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

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Options to purchase common stock	5,327,415	3,997,838	4,947,845	3,854,444
Unvested restricted stock units	193,474	—	64,962	—

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

9. Subsequent Events

Between October 1, 2020 and November 4, 2020, the Company sold 3,245,077 shares of common stock for net proceeds of $24.6 million pursuant to a sales agreement with JonesTrading International Services LLC under an at-the-market offering program.

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

Overview

We are a clinical-stage biotechnology company developing a new generation of human enzyme therapeutics as innovative solutions for rare and other high-burden diseases. We believe our expertise in enzyme science, bioengineering and rare disease drug development coupled with an approach focused on diseases with high unmet medical needs enables us to develop medicines with the potential to transform the lives of patients and families with rare metabolic diseases.

We employ a distinctive platform to fuel our innovative pipeline of human enzymes, which we believe reduces key risks throughout the development process and provides a greater likelihood of clinical success and commercial adoption.

Our mission is to provide transformative therapies to patient communities who have inadequate or no therapeutic options available to address these debilitating diseases. Driven by this purpose and urgent patient need, we have taken a focused approach to the selection and development of novel assets into clinical evaluation that is guided by defined strategic considerations:

-	Clear, urgent unmet medical need
-	Rigorous preclinical data and strong scientific rationale
-	Mechanistic opportunity to create or enhance enzymatic activity through novel engineering
-	Meaningful and sustainable commercial opportunities
-	Potential to be first in class or best in class, with little competition

Our lead product candidate, pegzilarginase, is a recombinant human Arginase 1 that enzymatically degrades the amino acid arginine to lower arginine levels in patients with Arginase 1 Deficiency. We engineered pegzilarginase with modifications that enhance the stability and arginine-degrading activity of the enzyme in human plasma. For Arginase 1 Deficiency, which is a rare progressive disease, that presents in early childhood and results in severe complications and early mortality, we believe pegzilarginase may reduce the harmful metabolic effects caused by the accumulation of high levels of arginine and other arginine-derived metabolites. We are currently evaluating pegzilarginase in a global pivotal Phase 3 PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) trial and in a Phase 2 open-label extension study for patients with Arginase 1 Deficiency.

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

We have incurred net losses in each year since inception. Our net losses were $58.2 million and $56.8 million for the nine months ended September 30, 2020 and 2019, respectively, and have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of September 30, 2020, we had an accumulated deficit of $253.3 million. We expect to continue to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase as we continue our clinical development activities for our product candidates and prepare for the potential commercialization of our lead product candidate, pegzilarginase; conduct a Phase 1/2 clinical trial for Homocystinuria; concurrently develop our pipeline product candidates; expand and protect our intellectual property portfolio; hire additional personnel; and continue to operate as a public company.

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

Patient screening has been impacted by COVID-19, and there is uncertainty as to the cadence of screenings as sites restart. Based on currently available information, we expect to complete enrollment in the Phase 3 PEACE trial by January 2021 and anticipate that topline data from the trial will be available in the middle of 2021. In September 2020, we announced the PEACE trial was more than 50% enrolled and we had identified nearly twice as many patients as needed for the trial at active trial sites. As of November 5, 2020, the PEACE trial was approximately 70% enrolled.

Patient identification and commercialization planning continue in the anticipation of a potential approval of pegzilarginase. As of September 2020, we have identified over 250 Arginase 1 Deficiency patients in addressable markets, representing more than 50% and 30% of the estimated genetic prevalence populations in the U.S. and France, Germany, Italy, Spain and the United Kingdom, referred to collectively as the EU5, respectively.

ACN00177 in Homocystinuria

In October 2020, we announced the United States Food and Drug Administration, or FDA, granted Orphan Drug Designation for ACN00177 for the treatment of Homocystinuria. Additionally, the European Medicines Agency Committee for Orphan Medicinal Products issued a positive opinion recommending Orphan Drug Designation for ACN00177 for the treatment of Homocystinuria in the European Union.

We initiated a Phase 1/2 clinical trial of ACN00177 for the treatment of patients with Homocystinuria in the second quarter of 2020. The protocol for the Phase 1/2 clinical trial requires in-person visits to clinical trial sites, which are located in areas experiencing significant impacts to their healthcare systems due to COVID-19. While we have initiated the Phase 1/2 trial, the timing of first patient dosing will depend on determinations by individual sites given COVID-19. Our priorities at this time are to avoid further overburdening hospital staff and to minimize the risk of trial participants’ exposure to COVID-19. Patient identification and administrative activities continue in support of the trial.

AEB5100 Program for Cystinuria

In alignment with our strategy of having rigorous preclinical data prior to advancing candidates to clinical evaluation, we continue preclinical work in support of the AEB5100 program for Cystinuria. Due to the impact of COVID-19 on laboratory work schedules, we have not provided a timeline for advancement of a therapeutic candidate into the clinic.

ATM Sales

In October 2020, we sold an aggregate of 3,245,077 shares of common stock under our sales agreement with JonesTrading Institutional Services LLC, as sales agent, under an at-the-market, or ATM, offering program. The net proceeds to us from this ATM were approximately $24.6 million, after deducting underwriting discounts, commissions, and offering costs of $0.7 million.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security, or CARES, Act was enacted and signed into law in response to COVID-19. The CARES Act includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, technical corrections on net operating loss carryforwards for fiscal year taxpayers and allowing accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. We have evaluated the impact and determined the CARES Act did not have a material impact on our consolidated financial condition or results of operations as of and for the nine months ended September 30, 2020.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	September 30,		Dollar
	2020	2019	Change	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$12,451	$17,839	$(5,388)	30%
General and administrative	5,672	4,307	1,365	32%
Total operating expenses	18,123	22,146	(4,023)	18%
Loss from operations	(18,123)	(22,146)	4,023	18%
Interest income	88	585	(497)	85%
Other expense, net	2	(12)	14	*
Net loss	$(18,033)	$(21,573)	$3,540	16%

*	Percentage not meaningful

Research and Development Expenses.    Research and development expenses decreased by $5.4 million, or 30%, to $12.5 million for the three months ended September 30, 2020 from $17.8 million for the three months ended September 30, 2019. The change in research and development expenses was primarily due to:

•

lower manufacturing expenses, which decreased by $3.1 million as a result of completing certain manufacturing and pre-commercial activities for pegzilarginase, which was partially offset by a ramp-up in manufacturing activities for our Homocystinuria program; and

•

lower clinical and nonclinical development expenses, which decreased by $2.8 million as a result of completing our Phase 1/2 clinical trial for pegzilarginase in patients with Arginase 1 Deficiency and cancer related trials, along with completing supporting toxicology studies for the Homocystinuria program; offset by

•	higher personnel-related expenses, which increased by $0.7 million as a result of additional headcount to expand our medical support.

General and Administrative Expenses.    General and administrative expenses increased by $1.4 million, or 32%, to $5.7 million for the three months ended September 30, 2020 from $4.3 million for the three months ended September 30, 2019. The increase in general and administrative expenses was primarily due to ramping up commercial capabilities, compensation, and office space to support company growth. Non-cash stock compensation expense accounted for $0.4 million of the increase.

Interest Income.    The decrease in interest income to $0.1 million for the three months ended September 30, 2020 from $0.6 million for the three months ended September 30, 2019 was primarily due to decreasing yield rates during the three months ended September 30, 2020 as compared to the prior year.

Results of Operations

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended
	September 30,		Dollar
	2020	2019	Change	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$43,882	$47,034	$(3,152)	7%
General and administrative	14,823	11,391	3,432	30%
Total operating expenses	58,705	58,425	280	*
Loss from operations	(58,705)	(58,425)	(280)	*
Interest income	549	1,711	(1,162)	68%
Other expense, net	(23)	(45)	22	49%
Net loss	$(58,179)	$(56,759)	$(1,420)	3%

*	Percentage not meaningful

Research and Development Expenses.    Research and development expenses decreased by $3.2 million, or 7%, to $43.9 million for the nine months ended September 30, 2020 from $47.0 million for the nine months ended September 30, 2019. The change in research and development expenses was due to:

•

lower clinical and nonclinical development expenses, which decreased by $8.3 million as a result of completing our Phase 1/2 clinical trial for pegzilarginase in patients with Arginase 1 Deficiency and cancer related trials, along with completing supporting toxicology studies for the Homocystinuria program; offset by

•

higher manufacturing expenses, which increased by $2.7 million as a result of investing in manufacturing and pre-commercial activities for pegzilarginase and ramp-up in manufacturing activities for our Homocystinuria program; and

•	higher personnel-related expenses, which increased by $2.5 million as a result of additional headcount to expand our medical support.

General and Administrative Expenses.    General and administrative expenses increased by $3.4 million, or 30%, to $14.8 million for the nine months ended September 30, 2020 from $11.4 million for the nine months ended September 30, 2019. The increase in general and administrative expenses was primarily due to ramping up commercial capabilities, compensation, and office space to support company growth. Non-cash stock compensation expense accounted for $0.7 million of the increase.

Interest Income.    The decrease in interest income to $0.5 million for the nine months ended September 30, 2020 from $1.7 million for the nine months ended September 30, 2019 was primarily due to decreasing yield rates during the nine months ended September 30, 2020 as compared to the prior year.

Liquidity and Capital Resources

Sources of liquidity

We are a clinical-stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. Since our inception and through September 30, 2020, we have funded our operations primarily by raising an aggregate of $412.3 million of gross proceeds from the sale and issuance of convertible preferred and common equity securities, pre-funded stock warrants, and the collection of grant proceeds.

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

In April 2020, we sold an aggregate of 15,442,303 shares of common stock and pre-funded warrants to purchase up to 13,610,328 shares of common stock in an underwritten public offering for gross proceeds of $138.0 million, resulting in net proceeds of $129.0 million after deducting underwriting discounts, commissions, and offering costs.

In July 2020, we filed a new shelf registration statement on Form S-3 that was declared effective by the SEC for the potential offering, issuance and sale by us of up to $400.0 million of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and debt securities, subscription rights to purchase common stock and units consisting of all or some of these securities.

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

In April 2020, we entered into a sales agreement, or the 2020 Sales Agreement, with JonesTrading Institutional Services LLC, as sales agent, to issue and sell shares of our common stock for an aggregate offering price of $60.0 million under an at-the-market offering program with JonesTrading Institutional Services LLC, pursuant to the 2019 Registration Statement. To date, we have sold 3,245,077 shares of common stock pursuant to the 2020 Sales Agreement for net proceeds of $24.6 million, after deducting underwriting discounts, commissions, and offering costs of $0.7 million. As of the date of the filing of this report, $34.7 million of our common stock remained available for sale pursuant to the 2020 Sales Agreement.

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

Due to our significant research and development expenditures, we have generated substantial losses in each period since inception. We have an accumulated deficit of $253.3 million as of September 30, 2020. We anticipate that we will continue to generate losses into the foreseeable future as we develop our product candidates, seek regulatory approval of those candidates and begin to commercialize any approved products. Until such time as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, research grants, collaborations, or other sources. We currently have no debt, credit facility or additional committed capital. To the extent that we raise additional equity, the ownership interest of our stockholders will be diluted.

Based on our available cash, cash equivalents, marketable securities, and restricted cash of $141.5 million as of September 30, 2020, together with the net proceeds received from the sale of common stock between October 1, 2020 and November 4, 2020 under an at-the-market offering program, we believe that we have sufficient resources to fund our operations into 2023. We have based this estimate on assumptions that may prove to be incorrect, however, and we could deplete our capital resources sooner than we expect.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(58,643)	$(49,398)
Investing activities	(36,224)	(12,065)
Financing activities	129,833	65,047
Effect of exchange rate on cash, cash equivalents, and restricted cash	4	—
Net increase in cash, cash equivalents, and restricted cash	$34,970	$3,584

Cash used in operating activities

Cash used in operating activities for the nine months ended September 30, 2020 was $58.6 million and reflected a net loss of $58.2 million. Our net loss was offset in part by non-cash expenses of $4.6 million for stock-based compensation, $0.6 million for depreciation and amortization, and $0.5 million for operating lease expense. The net change in operating assets and liabilities of $6.0 million was primarily related to a $4.2 million decrease in accrued liabilities and accounts payable due to payments for pre-commercial manufacturing and compensation costs and a $2.0 million increase in prepaid expenses and other assets due to advance payments associated with manufacturing for Arginase 1 Deficiency.

Cash used in operating activities for the nine months ended September 30, 2019 was $49.4 million and reflected a net loss of $56.8 million. Our net loss was offset in part by a non-cash expense of $3.7 million for stock-based compensation, $0.3 million for depreciation and amortization, and $0.3 million for operating lease expense. The net change in operating assets and liabilities of $3.3 million was primarily related to a $5.1 million increase in accounts payable and accrued liabilities due to additional research and development costs associated with the clinical trials and manufacturing for pegzilarginase in patients with Arginase 1 Deficiency, partially offset by a $1.7 million increase in prepaid expenses and other assets due to advance payments associated with manufacturing for Homocystinuria and our on-going clinical trials to treat Arginase 1 Deficiency.

Cash used in investing activities

Cash used in investing activities for the nine months ended September 30, 2020 was $36.2 million and consisted of $98.0 million in purchases of marketable securities and $3.3 million in purchases of property and equipment primarily for laboratory and office leasehold improvements offset by $65.1 million in maturities of marketable securities.

Cash used in investing activities for the nine months ended September 30, 2019 was $12.1 million and consisted of $87.7 million in purchases of marketable securities and $0.3 million in purchases of property and equipment offset by $75.9 million in maturities of marketable securities.

Cash provided by financing activities

Cash provided by financing activities for the nine months ended September 30, 2020 was $129.8 million, which consisted of $138.0 million from the public offering of our common stock in April 2020, offset by $8.2 million in underwriting discounts and commissions and $0.7 million of paid offering costs, and $0.7 million in stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan.

Cash provided by financing activities for the nine months ended September 30, 2019 was $65.0 million, which consisted of $69.0 million from the public offering of our common stock in February 2019, offset by $4.1 million in underwriting discounts and commissions and $0.7 million of paid offering costs related to the offering and 2019 Registration Statement, and $0.8 million in stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2020 (in thousands):

	Payments Due by Period
	Less than	1 - 3	4 to 5	More than
	1 year	years	years	5 years	Total
Operating leases	$1,091	$2,091	$2,209	$3,048	$8,439
Finance lease	32	32	25	—	89
Total	$1,123	$2,123	$2,234	$3,048	$8,528

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

Off-Balance Sheet Arrangements

Through September 30, 2020, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

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

As of September 30, 2020, we held $141.5 million in cash, cash equivalents, marketable securities, and restricted cash, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in U.S. treasury securities, U.S. government agency securities, commercial paper and corporate bonds.

We are also exposed to market risk related to changes in foreign currency exchange rates, as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. For the nine months ended September 30, 2020, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Summary Risk Factors

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. Some of these risks are:

•	The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, has, and may continue to, adversely impact our business, including the timing of our clinical trials.
•	We have no source of product revenue and we have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
•	We may not be successful in advancing the clinical development of our product candidates.
•

We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.

•

We depend heavily on the success of our most advanced product candidate, pegzilarginase. Existing and future clinical trials of our product candidates, including pegzilarginase, may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

•

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of any of our product candidates.

•

Our engineered human enzyme product candidates represent a novel therapeutic approach, which could result in heightened regulatory scrutiny, delays in clinical development, or delays in our ability to achieve regulatory approval or commercialization of our product candidates.

•

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

•	If we experience delays or difficulties in the enrollment of patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
•

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

•

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals in the United States or in foreign jurisdictions, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

•

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

Risks Related to Our Financial Position and Need for Additional Capital

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

In addition, since inception, we have incurred significant operating losses. For the three and nine months ended September 30, 2020, we reported a net loss of $18.0 million and $58.2 million, respectively. For the years ended December 31, 2019 and 2018, we reported a net loss of $78.3 million and $44.3 million, respectively. As of September 30, 2020, we had an accumulated deficit of $253.3 million. We have financed our operations primarily through private placements of our preferred stock, the initial public offering of our common stock, follow-on public offerings of our common stock and pre-funded warrants, and collection of a research grant. We have devoted substantially all of our efforts to research and development. Currently, we are conducting clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency and for ACN00177 for the treatment of Homocystinuria. We initiated a Phase 1/2 clinical trial of ACN00177 for the treatment of patients with Homocystinuria in the second quarter of 2020, however, timing of first patient dosing will depend on determinations by individual sites given COVID-19. We have not initiated clinical development of our other product candidates and none of our product candidates are ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

Based upon our planned use of our cash, cash equivalents, marketable securities, and restricted cash as of September 30, 2020, we estimate such funds will be sufficient for us to (i) to advance the clinical development of pegzilarginase through our Phase 3 PEACE trial and Biologics License Application, or BLA, submission, (ii) fund completion of our ongoing open-label extension study for patients with Arginase 1 Deficiency, and (iii) to advance the clinical development of ACN00177 through our Phase 1/2 clinical trial and preparation for a potential Phase 3 trial for the treatment of patients with Homocystinuria. Our future capital requirements will depend on many factors, including:

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

Risks Related to Our Product Development and Regulatory Approval

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

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, has, and may continue to, adversely impact our business, including our clinical trials and nonclinical studies.

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

For example, the timing of our Phase 3 PEACE trial has been impacted by COVID-19 as a result of all of our clinical trial sites temporarily suspending screening. Due to this impact, we now expect to complete enrollment in our Phase 3 PEACE trial by January 2021 and anticipate that topline data will be available in the middle of 2021. The anticipated pace of reopening of sites impacted by COVID-19 has slowed in some locations limiting patient access. To date, most of our enrolled patients in our Phase 3 PEACE trial have continued to receive treatment, however we have had patients miss dosing appointments. While the Phase 3 PEACE trial protocol allows for a patient to miss a few dosing appointments without being disqualified from the trial, an excessive number of missed dosing appointments may adversely affect the usefulness of the data collected in the trial or require us to amend the trial protocol. Further delays in enrollment or amendments to the Phase 3 PEACE trial protocol may result in significant delays in the completion of the trial. In addition, although we have initiated our Phase 1/2 open label clinical trial of ACN00177 for the treatment in patients with Homocystinuria, the protocol requires in-person visits to clinical trial sites. These sites are located in areas experiencing significant impacts to their healthcare systems due to COVID-19 and consequently many have suspended patient recruitment. While we initiated this trial in the second quarter of 2020, the timing of first patient dosing will depend on determinations by individual sites as they adjust to impacts from COVID-19.

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

The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials that will likely differ in design and size from early-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, while we have observed a reduction in blood arginine and arginine metabolite levels due to administration of pegzilarginase in patients with Arginase 1 Deficiency, and a reduction in blood arginine levels due to pegzilarginase in patients with advanced solid tumors, this data may not necessarily be predictive of the final results of all patients intended to be enrolled in our ongoing or future clinical trials, and may also not be predictive of pegzilarginase’s ability to reduce arginine or arginine metabolite levels for these patients over a longer term nor predictive of positive clinical outcomes. In addition, while we intend to announce interim data from our clinical trials from time to time, such reports may be based on unaudited data provided by our clinical trial investigators. An audit or subsequent review of this data may change the conclusions drawn from this unaudited data provided by our clinical trial investigators indicating less promising results than we anticipate. In addition, our observations of clinical improvements, through clinician and assessor feedback or assessment tools in the Phase 1/2 clinical trial and Phase 2 open label study of pegzilarginase in patients with Arginase 1 Deficiency after fifty-six weekly cumulative doses, may not be representative of our observations with subsequently dosed patients out to fifty-six weeks or longer. We have begun dosing in our single, global pivotal Phase 3 PEACE clinical trial to evaluate the safety and efficacy of pegzilarginase. Due to COVID-19, all of our clinical trial sites temporarily suspended screening and the anticipated pace of reopening sites impacted by COVID-19 has slowed in some locations, limiting patient access and we have had patients miss dosing appointments, to date, most of our enrolled patients in our Phase 3 PEACE clinical trial have continued to receive treatment. Furthermore, while our completed Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency primarily evaluated the safety of our product candidate, such nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Further, while we have conducted prior clinical trials of pegzilarginase in certain oncology indications, we are currently exploring partnership opportunities for further development in oncology. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

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

We also may face difficulties or further delays in enrolling our global pivotal Phase 3 PEACE clinical trial in Arginase 1 Deficiency due to COVID-19 and because we are restricting enrollment to patients with baseline clinical abnormalities at a level that provides an opportunity to demonstrate neuromotor and/or neurocognitive outcomes. If we are unable to demonstrate sufficient improvement on such clinical endpoints, the FDA may determine that there is inadequate justification to support that the endpoints we have chosen are reasonably likely to predict clinical benefit, which would potentially prohibit approval under various approval pathways. For example, the FDA indicated that our dosing duration for our Phase 3 PEACE clinical trial may not be adequate to assess for clinically meaningful changes. Significant nonclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may materially harm our business and results of operations.

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

In a completed Phase 1/2 clinical trial and an ongoing open-label extension study of pegzilarginase for the treatment of patients with Arginase 1 Deficiency, we have observed serious adverse events in some patients, including hypersensitivity and hyperammonemia, which were infrequent, expected and manageable. Hyperammonemia is an important metabolic effect experienced by some patients with Arginase 1 Deficiency. None of the patients in these trials discontinued due to adverse events, while three patients discontinued for non-medical reasons.

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

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the Health Authorities. For example, the timing of our Phase 3 PEACE trial has been impacted by COVID-19. All of our clinical trial sites temporarily suspended screening and the anticipated pace of reopening sites impacted by COVID-19 has slowed in some locations, limiting patient access. Furthermore, we have initiated a Phase 1/2 clinical trial of ACN00177 for Homocystinuria in the second quarter of 2020, however, the timing of first patient dosing will depend on determinations by individual sites given COVID-19 and our priorities at this time are to avoid further overburdening hospital staff and to minimize the risk of trial participants exposure to COVID-19. Also, many of our product candidates, including pegzilarginase and ACN00177, initially target indications that may be characterized as orphan markets, which can prolong the clinical trial timeline if sufficient patients cannot be enrolled in a timely manner. Arginase 1 Deficiency is a rare disorder, and there are no published reports of disease prevalence. We commissioned a genetic prevalence analysis and based on that analysis estimate the Arginase 1 Deficiency population is greater than 2,500 patients in the global addressable markets. The genetic prevalence-based methodology is intended to account for misdiagnosis of the disease and to address limitations in newborn screening methodology, including naturally low arginine levels in newborns and lack of geographic availability or standardization of testing. Presently, only 34 U.S. states and jurisdictions perform newborn screening for Arginase 1

Deficiency, and newborn screening is not currently widely performed in European countries. Due to screening requirements and enrollment restrictions in our clinical trial protocol, or any additional restrictions that may be imposed by regulatory agencies, not all patients may be eligible for inclusion in our planned global pivotal Phase 3 PEACE clinical trial. To date, we have identified more than 250 patients in the global addressable markets, primarily in the U.S. and France, Germany, Italy, Spain and the United Kingdom, referred to as the EU5, representing more than 50% and 30% of the estimated genetic prevalence populations in the U.S. and EU5, respectively. We estimate the patient population for Homocystinuria to be greater than 5,000 in global addressable markets, but we may not be able to initiate the trial as expected or locate and enroll a sufficient number of eligible patients as required by the Health Authorities, and the necessary regulatory approvals could be delayed or prevented.

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

Even though we have obtained orphan drug designation for pegzilarginase in the United States and Europe for the treatment of hyperargininemia, and for ACN00177 in the United States and Europe for the treatment of patients with Homocystinuria, we may not obtain or maintain orphan drug exclusivity for pegzilarginase or ACN00177 and we may not obtain orphan drug designation or exclusivity for any of our other product candidates or indications.

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

We have obtained orphan drug designation in the United States and Europe for pegzilarginase for the treatment of patients with Arginase 1 Deficiency. We have also received orphan drug designation in the United States and Europe for ACN00177 for the treatment of patients with Homocystinuria. A company that first obtains FDA or EMA approval for a designated orphan drug for the designated rare disease or condition receives orphan drug marketing exclusivity for that drug for the designated disease for a period of seven years in the United States or ten years in the European Union, respectively. This orphan drug exclusivity prevents the FDA or EMA from approving another application, including a Biologics License Application, or BLA, in the United States or a MAA in the European Union, to market a drug containing the same principal molecular structural features for the same orphan indication, except in very limited circumstances, including when the FDA or the EMA concludes that the later drug is safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation.

Even though we have received orphan drug designation for pegzilarginase for the treatment of Arginase 1 Deficiency in the United States and Europe, and for ACN00177 for the treatment of patients with Homocystinuria in the United States and Europe, we may not be the first to obtain marketing approval for the orphan-designated indication in these jurisdictions due to the uncertainties associated with developing pharmaceutical product candidates. We may also seek to obtain orphan drug designations in other international jurisdictions. However, there is no guarantee that we would be able to do so on a timely basis, or at all. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or a drug with the same principal molecular structural features can be approved for a different indication. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, even if we intend to seek orphan drug designation for other product candidates or indications, we may never receive such designations or obtain orphan drug exclusivity.

A Rare Pediatric Disease designation by the FDA does not guarantee that the NDA or BLA for the product will qualify for a priority review voucher upon approval, and it does not lead to a faster development or regulatory review process, or increase the likelihood that any of our product candidates will receive marketing approval.

Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying BLA or NDA for the treatment of a rare pediatric disease, the sponsor of such an application would be awarded a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent BLA or NDA. In September 2018, the FDA notified us that we obtained Rare Pediatric Disease designation for pegzilarginase for the treatment of patients with Arginase 1 Deficiency. If a product candidate is designated before October 1, 2020, as is the case with pegzilarginase and ACN00177, the sponsor of a qualifying NDA or BLA for such a product is eligible to receive a voucher if the NDA or BLA is approved before October 1, 2022. However, there is no guarantee that any of our product candidates will be approved by that date, or at all, and, therefore, we may not be in a position to obtain a priority review voucher prior to expiration of the program, unless Congress further reauthorizes the program. Additionally, designation of a drug for a rare pediatric disease does not guarantee that a BLA will meet the other eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval.

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

Risks Related to Commercialization

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

There are multiple approved treatments and investigational therapies for the management of hyperammonemia commonly experienced by patients with urea cycle disorders. While these products – known as nitrogen scavengers – do not target the core metabolic defect of Arginase 1 Deficiency, they can provide some benefit to patients. Horizon Therapeutics plc actively markets two branded nitrogen scavenger therapies (RAVICTI (glycerol phenylbutyrate) and BUPHENYL (sodium phenylbutyrate)), and at least one generic formulation of sodium phenylbutyrate is commercially available. Additionally, Acer Therapeutics Inc. is developing a taste-masked, immediate-release formulation of sodium phenylbutyrate for the treatment of hyperammonemia. Specific to Arginase 1 Deficiency, Erytech Pharma announced a potential collaboration to explore nonclinical development of a candidate. Polaris Group has been conducting numerous clinical trials of ADI-PEG 20, an enzyme derived from mycoplasma, which degrades arginine in the blood.

We anticipate a competitive landscape in Homocystinuria. There is currently one FDA-approved therapy for the treatment of Homocystinuria and multiple medical foods. CYSTADANE® (betaine anhydrous for oral solution) was approved by the FDA in 1986 and is currently marketed in North America by Recordati Rare Diseases Inc. We are also aware of one investigational therapy in clinical development for the treatment of Homocystinuria. Orphan Technologies Ltd., who was recently acquired by Retrophin, Inc., is enrolling a Phase 1/2 study of OT-58, an enzyme replacement therapy, in patients with Cystathionine Beta-Synthase Deficient Homocystinuria. It is possible that competitors may produce, develop, and commercialize therapeutics, or utilize other approaches to treat Homocystinuria.

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

Furthermore, some of our target indications, including for Arginase 1 Deficiency for pegzilarginase and for Homocystinuria for ACN00177, are orphan indications where patient populations are small. In order for therapeutics that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such therapeutics must be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product candidate that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for any future product candidates from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved, and ultimately our financial results.

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

If in the future we are unable to establish U.S. or global sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if they are approved and we may not be able to generate any revenue

We currently do not have a marketing or sales team for the marketing, sales and distribution of any of our product candidates that may receive regulatory approval. In order to commercialize any product candidates after approval, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we may decide to establish an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time-consuming and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our product candidates that we obtain approval to market.

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

Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are a clinical-stage biotechnology company with a limited operating history, and, as of September 30, 2020, had 87 employees, including four executive officers. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, may continue to have the ability to control all matters submitted to stockholders for approval.

We have a concentrated stockholder base and our executive officers and directors, combined with our stockholders who, to our knowledge, each owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a substantial number of our capital stock as of September 30, 2020. As a result, if these stockholders were to choose to act together, they may be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would likely control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

General Risk Factors

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

Not applicable.

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

Date: November 5, 2020

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Anthony G. Quinn
Anthony G. Quinn, M.B Ch.B, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2020

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Charles N. York II
Charles N. York II
Chief Financial Officer and Vice President
(Principal Accounting Officer and Principal Financial Officer and duly Authorized Signatory)