Form 10-K
period 2020-12-31
Aeglea BioTherapeutics, Inc.
filed 2021-03-18
CIK 1636282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2020 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $9.25 of the Registrant’s common stock as reported on The Nasdaq Global Market, was approximately $386.0 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 12, 2021
Common stock, $0.0001 par value per share	48,015,892 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2021 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2020 fiscal year and is incorporated by reference into Part III of this Report.

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

PART I

ITEM 1.  BUSINESS

Overview

We are a clinical-stage biotechnology company redefining the potential of human enzyme therapeutics to benefit people with rare metabolic diseases with limited treatment options. We believe our expertise in enzyme science, bioengineering and rare disease drug development coupled with an approach focused on diseases with unmet medical needs enables us to develop medicines with the potential to transform the lives of patients and families with rare metabolic diseases.

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

Our Strategy

We continually advance toward our vision to become the premier human enzyme company, dedicated to the discovery, development, and commercialization of next generation human enzyme therapeutics that address defined unmet medical needs and transform lives. With a strategic approach, we are:

•	Pursuing opportunities for novel human enzyme-based therapeutics in areas where regulation of abnormal metabolism may deliver meaningful medical benefits.

Our focus is on rare metabolic diseases where there is a plausible link between disease development, progression, and metabolite levels including amino acids, opening an opportunity for novel engineered enzyme therapeutics. Grounded by our enzyme expertise, we purposefully select programs to advance into clinical development based on strong biological rationale and robust preclinical evidence where potential therapy can transform patient outcomes.

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

•	Progressing our most advanced product candidates, pegzilarginase and AGLE-177, through clinical development and into commercialization.

We believe pegzilarginase is the only therapeutic in clinical development that addresses the underlying drivers of disease progression for the treatment of Arginase 1 Deficiency. Pegzilarginase is currently being evaluated in two ongoing clinical trials for Arginase 1 Deficiency, consisting of the global pivotal Phase 3 PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) trial and our open label extension study. The PEACE trial is a single, global pivotal trial with a primary endpoint of plasma arginine reduction and secondary endpoints including clinical outcome assessments focused primarily on mobility, in addition to safety and pharmacokinetics. As of mid-March 2021, 24 patients have been enrolled and randomized in the PEACE trial, with an additional nine patients in active screening or scheduled to begin screening in the next two weeks.

Trial enrollment is expected to close in March 2021, with completion of screening and all patients randomized by the end of April 2021. Topline data is expected from the trial in the fourth quarter of 2021.

We believe AGLE-177 has the potential to be the first approved therapy that addresses the underlying drivers of disease progression for the treatment of Homocystinuria due to cystathionine β-synthase (CBS) deficiency, also known as Classical Homocystinuria. In the second quarter of 2020, we initiated a Phase 1/2 clinical trial to assess the safety and efficacy of AGLE-177 in patients with CBS deficiency. Dosing of the first patient is still pending given current COVID-19 restrictions at planned clinical trial sites.

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

In developing programs for diseases with substantial unmet medical need, we seek opportunities with meaningful commercial potential and with limited or no current competition. We retain worldwide intellectual property rights to all our product candidates and intend to pursue clinical and regulatory programs for approval in the United States and internationally. Over time, we intend to establish a multi-country commercial organization in rare genetic diseases with commercial partnerships in select regions.

Our Focus—Enzyme-based Therapeutic Opportunities

We leverage our enzyme engineering capabilities to focus on developing therapeutics to treat diseases with abnormally high levels of metabolites. Many of these diseases arise due to genetic mutations causing abnormal metabolism. Metabolism refers to a network of life sustaining chemical reactions in the body. Metabolism follows specific pathways that are comprised of various biochemical reactions generally catalyzed by proteins known as enzymes. Enzymes accelerate complex reactions and serve as key regulators of metabolic pathways by responding to changes in the cell’s environment or signals from other cells.

An in-depth understanding of abnormal metabolic pathways is crucial to developing therapies that may address various disease states, including rare metabolic diseases. Our differentiated protein engineering expertise has allowed us to develop a new generation of human enzyme therapies enhancing specific properties of existing enzymes or generating enzymes with novel activity. By leveraging engineered human enzymes to reduce harmful levels of metabolites, including amino acids, we believe we can deliver transformative therapeutics for multiple diseases where enzyme approaches have not previously been considered.

Understanding Rare Metabolic Disease and Arginase 1 Deficiency

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

The lack of effective treatment options that directly address the cause of Arginase 1 Deficiency supports the need for a therapy that manages the harmful metabolic effects caused by accumulation of high levels of arginine and other arginine-derived metabolites (also referred to as guanidino compounds). The development of an arginine-reducing therapeutic introduced early in a patient’s life could potentially minimize the exposure to the neurotoxic effects of elevated arginine and its metabolites, as well as potentially enabling improved protein intake. Reduction and maintenance of plasma arginine levels to within levels recommended by medical guidance for an extended period during the pegzilarginase dosing schedule has the potential to slow or halt the progression of the disease, thereby offering the potential for more normal growth and development in these patients.

Arginase 1 Deficiency is a rare disorder, and disease prevalence has not been well established in the medical literature. Based on a genetic prevalence analysis commissioned by us, we estimate that the Arginase 1 Deficiency population is greater than 2,500 patients in the global addressable markets. The genetic prevalence-based methodology has the ability to account for misdiagnosis of the disease and to address limitations in newborn screening methodology, including naturally low arginine levels in newborns and lack of geographic availability or standardization of testing. Presently, only 34 U.S. states and jurisdictions screen for Arginase 1 Deficiency, and screening in Europe is not universal. Because the manifestations of Arginase 1 Deficiency may overlap with other disorders such as hereditary spastic paraplegia, cerebral palsy or epilepsy, the prevalence of Arginase 1 Deficiency may be underestimated in regions that do not mandate newborn screening for this disease. As of January 2021, we have identified over 300 patients in addressable markets, primarily in the U.S. and Europe. In the U.S. we have identified approximately 160 patients, representing approximately 65% of the estimated genetic prevalence population in the U.S.

Understanding Homocystinuria

Homocystinuria is an inherited disorder of methionine metabolism that results in elevated homocysteine and homocystine, or tHcy, in plasma and urine. This leads to a broad range of serious consequences with irreversible morbidity due to lens dislocation, skeletal abnormality, vascular complication and intellectual dysfunction, as well as reduced life expectancy.

CBS deficiency is the most common form of the disease with over 160 genetic mutations identified. These mutations adversely impact CBS enzyme activity to a variable degree impacting the level of tHcy and the response to some treatments.

The goal of treatment for Homocystinuria due to CBS deficiency is to maintain consistent plasma tHcy levels below the currently defined biochemical targets. Current disease management is lifelong and includes dietary protein (methionine) restriction with amino acid replacement either alone or with pyridoxine (vitamin B6), and betaine supplementation, which is generally insufficient to effectively control all but the mildest form of the disease. As is the case with other medical diets, adherence is challenging and nutrient supplementation is often necessary to prevent deficiencies that arise from a lack of normal natural dietary protein intake. Some CBS deficient patients respond to very high doses of pyridoxine (vitamin B6) resulting in decreases of methionine and homocysteine and are considered B6 responsive. However, many patients are unable to achieve target levels of tHcy through diet and/or pyridoxine alone and thus betaine is recommended as an adjunctive treatment. Although considered to be generally well tolerated, some subjects dislike the taste and/or fishy odor, and often large doses are required, both of which may lead to poor compliance. Additionally, there is a risk of hypermethioninemia and cerebral edema has been reported.

The natural history of CBS deficiency is understood and documented in the medical literature. Due to the variability of effect of different mutations and response to treatment, some subjects have severe childhood-onset multisystem disease, while others may be asymptomatic into adulthood, likewise the spectrum and severity of disease is also variable. Patients can present with Homocystinuria in childhood with a significant event, such as thrombosis, ocular lens dislocation, severe myopia, skeletal fracture, and/or other manifestations such as developmental delay or cognitive impairment. In adulthood, the most common presentation is with a thrombotic event. Untreated, the disease results in higher mortality, with B6 non-responsive patients having a 23% mortality by the age of 30. Medical literature has reported that outcomes are better in patients with lower tHcy with fewer complications and improved intellectual function. While no long-term prospective data exists, recent guidelines based on expert review recommend a target tHcy of less than 100 micromolar, or µM, for those that are unresponsive to pyridoxine, although some physicians aim for even lower targets with a combination approach.

There is a significant unmet need for patients in whom tHcy levels remain high, increasing the risk of complications. In addition, many patients find compliance with diet to be restrictive and cannot maintain tHcy levels within the target range. The lack of effective interventions to directly address the consequences of CBS deficiency support the need for a therapy to reduce the harmful effects of persistently raised tHcy. The introduction of a tHcy reducing therapeutic could ultimately prevent major thrombotic, ocular and skeletal complications, offering the potential to reduce morbidity and mortality in these patients.

While newborn screening is universally implemented in the U.S. (and widely available elsewhere), for technical reasons it only detects a proportion of cases. We conducted an analysis of published literature and other data sources to assess the estimated prevalence of Homocystinuria and determined the population may exceed 30,000 patients, including B6 responsive and B6-non-responsive patients, with approximately 15,000 to 18,000 estimated B6-non-responsive patients in the global addressable markets and approximately 6,000 to 6,600 estimated B6-non-responsive patients in the key commercial markets of the United States, France, Germany, Italy, Spain, and the United Kingdom.

Impacts of the COVID-19 Pandemic

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our clinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our CROs, suppliers or third-party business partners conduct business and as a result, we have experienced disruptions and may continue to experience more pronounced disruptions in our operations. With respect to our clinical trials, we have had patients miss scheduled dosings and experienced delays in enrollment. We may continue to experience such delays as well as delays in distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we have experienced and expect to continue to experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, delays in site activations and enrollment of clinical trials, and prioritization of hospital resources toward pandemic effort. We may also experience delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for our product candidates. As of the filing date of this Annual Report on Form 10-K, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

Our Development Programs

The following summarizes our most advanced product candidates, each of which is described in further detail below.

Pegzilarginase in Arginase 1 Deficiency

Overview: Our lead product candidate, pegzilarginase, is a recombinant human Arginase 1 that enzymatically degrades the amino acid arginine. We engineered pegzilarginase with modifications that enhance the stability and arginine-degrading activity of the enzyme in human plasma. For Arginase 1 Deficiency, which is a rare progressive disease, we believe pegzilarginase may reduce the harmful effects caused by the accumulation of high levels of arginine and other arginine-derived metabolites.

PEACE - Global Pivotal Phase 3 Study of Pegzilarginase in Patients with Arginase 1 Deficiency: We are currently conducting our Phase 3 PEACE trial to evaluate the safety and efficacy of pegzilarginase. The trial is believed to be the first-ever investigative therapy that directly addresses the high arginine levels that are believed to be the key drivers of this devastating disease for patients with Arginase 1 Deficiency. We designed the PEACE trial based on input from the FDA and EMA. As of mid-March 2021, 24 patients have been enrolled and randomized in the Phase 3 PEACE trial, with an additional nine patients in active screening or scheduled to begin screening in the next two weeks. Trial enrollment is expected to close in March 2021, with completion of screening and all patients randomized by the end of April 2021. Topline data is expected from the trial in the fourth quarter of 2021.

PEACE is a single, global, randomized, double-blind, placebo-controlled trial designed to assess the effects of treatment with pegzilarginase versus placebo over 24 weeks with a primary endpoint of statistically significant plasma arginine reduction from baseline. The primary endpoint assesses the effectiveness of pegzilarginase in lowering plasma arginine levels given the evidence that plasma arginine control has the potential to improve the clinical status and slow disease progression in patients with Arginase 1 Deficiency. Secondary endpoints will include clinical outcome assessments focused primarily on mobility, in addition to safety and pharmacokinetics. The pivotal trial will span 7 countries and 31 clinical sites. Upon completion of the 24-week treatment period, patients may participate in a long-term extension study of pegzilarginase. The FDA and EMA indicated that data from this Phase 3 PEACE trial showing plasma arginine reduction in conjunction with improvements in clinically meaningful aspects of the disease may be sufficient to support a marketing application for pegzilarginase in Arginase 1 Deficiency.

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

Patients will be considered eligible for the Phase 3 PEACE trial during screening if they exhibit average plasma arginine levels of greater than 250 µM, are greater than two years of age and have a deficit in at least one dimension of mobility. All assessments and dose adjustments will be conducted in a blinded fashion at pre-specified intervals. Patients will remain on current disease management for the duration of the Phase 3 PEACE trial.

In addition to the primary endpoint of plasma arginine reduction, secondary endpoints in the Phase 3 PEACE trial will evaluate pegzilarginase relative to placebo through a multi-dimensional assessment of clinical response. While the overall design of the trial remains unchanged, based on ongoing dialog with the regulatory authorities we recently updated our statistical analysis plan for the Phase 3 PEACE trial to refine the analysis of the clinical secondary endpoints for the comparison of pegzilarginase to placebo. The statistical analysis plan updates include revising the analysis of the key secondary objective as continuous, rather than categorical, variables and refining the key clinical outcome assessment to focus on 2 Minute Walk Test or Gross Motor Function Measure E (walking, running, and jumping) as components of the key clinical outcome assessment. Other secondary endpoints include the proportion of patients able to achieve specific levels of plasma arginine, additional assessments of mobility, and changes in adaptive behavior.

Phase 1/2 Open Label Study of Pegzilarginase in Patients with Arginase 1 Deficiency: We completed a Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency to assess the safety and clinical activity of pegzilarginase. The Phase 1/2, multi-center, single-arm, open label trial of pegzilarginase enrolled 16 adult and pediatric patients with Arginase 1 Deficiency on background therapy in the United States, Canada, and Europe, exceeding the initial target of 10 patients. The Phase 1/2 dosing was completed in February 2019, with 14 patients completing 8 weeks of repeat dosing. The trial investigated both single ascending doses and repeated dosing. The primary endpoint of the trial was safety and tolerability of intravenous administration of pegzilarginase in patients with Arginase 1 Deficiency. The trial also evaluated the pharmacokinetic and pharmacodynamic effects of repeated doses of pegzilarginase on plasma arginine levels. Additionally, patients who completed the repeat dose part of the Phase 1/2 trial were eligible to enroll in a long-term open label extension study, with 14 out of 14 patients that completed the Phase 1/2 trial enrolling into the extension study.

Phase 2 Open Label Extension Study to Evaluate the Long-Term Safety, Tolerability and Effects of Pegzilarginase in Patients with Arginase 1 Deficiency Who Received Treatment in a Previous Study: After completing the repeat dose portion of the Phase 1/2 study and at least four weeks of post-treatment observation, patients were allowed to continue treatment with pegzilarginase, including subcutaneous administration, by enrolling in a long-term open label extension study. This study is expected to provide important insights into the longer-term clinical effects of reducing plasma arginine.

We announced 20-week and 56-week data on 14 and 13 patients, respectively, from our completed Phase 1/2 trial and ongoing Phase 2 open-label extension trial for pegzilarginase in patients with Arginase 1 Deficiency. In each of the interim data announcements, we reported all patients continued to demonstrate marked and sustained reductions in plasma arginine following 20-weeks and 56-weeks of pegzilarginase administration and 79% (11 of 14) and 85% (11 of 13) of patients were clinical responders, respectively, based on a clinical meaningful improvement in one or more of three complementary mobility assessments. For the 6 Minute Walk Test, the mean change from baseline at the 56-week analyses was 45 meters. For Gross Motor Function Measure E, the mean change from baseline at the 56-week analyses was 6 units. When analyzing the subset of patients who had a baseline deficit (equal to seven patients), the mean change for Gross Motor Function Measure E was 9 units. Pegzilarginase was well tolerated and the rates of treatment-related adverse events decreased over time. Serious adverse events included hypersensitivity and hyperammonemia, which were infrequent, expected, and managed with standard treatment and did not lead to any patient discontinuations.

As of September 2020, all 13 eligible patients from our ongoing Phase 2 open-label extension trial for pegzilarginase in patients with Arginase 1 Deficiency had been switched to, and remained on, subcutaneously (sc) dosed pegzilarginase, with no patient discontinuations through the announcement date. Administration of pegzilarginase by the subcutaneous route was shown to control plasma arginine levels and was generally well tolerated, with only six mild injection site reactions related to pegzilarginase following more than 850 injections. We are evaluating the pegzilarginase (sc) route of administration in our Phase 2 open-label extension trial and will review data to determine the best path for selecting the preferred route(s) of administration for our biologics license application, or BLA, submission.

Regulatory Designations: We have obtained Orphan Drug Designation from the FDA and EMA, as well as Fast Track and Breakthrough Therapy Designations from the FDA, for pegzilarginase for the treatment of patients with Arginase 1 Deficiency. In addition, the FDA granted a Rare Pediatric Disease designation for pegzilarginase for the treatment of Arginase 1 Deficiency. This designation by the FDA confirms our eligibility to receive a Rare Pediatric Disease priority review voucher upon approval of a qualifying BLA for pegzilarginase if approved before October 1, 2026.

Given recent developments relating to the COVID-19 global pandemic, we have been taking steps to minimize potential impacts of COVID-19 related disruptions on our Phase 3 PEACE trial. The trial protocol allows for a patient to miss a few dosing appointments without being disqualified from the trial, but an excessive number of missed doses may adversely affect the usefulness of the data collected in the trial or require us to exclude a subject from the per protocol analysis. All patients that had initially paused dosing due to COVID-19 had restarted treatment by September 2020. However, patients may miss dosing appointments in the future, whether due to COVID-19 or other reasons. We have not currently experienced significant impact on our supply chain and we currently have sufficient supply available for completion of our ongoing clinical trials.

Patient screening has been impacted by COVID-19, and there is uncertainty as to the cadence of screenings as sites are impacted by COVID-19 related restrictions, including staff members contracting COVID-19 and limiting operations. Trial enrollment is expected to close in March 2021, with completion of screening and all patients randomized by the end of April 2021. Topline data is expected from the trial in the fourth quarter of 2021.

AGLE-177 in Homocystinuria

Overview: Our product candidate, AGLE-177, is a novel PEGylated, or polyethylene glycol modified, human enzyme engineered to degrade free homocysteine and homocystine. We engineered AGLE-177 by directed mutagenesis of amino acid residues within the active site of human cystathionine γ-lyase, resulting in a molecule that has high substrate specificity for homocysteine and homocystine but not for the native substrate, cystathionine. For Classical Homocystinuria patients, we believe AGLE-177 may ameliorate the adverse impact of CBS enzyme deficiency in the transsulfuration pathway by providing an alternate pathway for enzymatic degradation of high plasma total homocysteine levels.

Phase 1/2 Open Label Study of AGLE-177 in Patients with Homocystinuria: We initiated a Phase 1/2 clinical trial for the treatment of patients with Homocystinuria to assess the safety and clinical activity of AGLE-177, however, timing of the first patient dosing will depend on determinations by individual sites given COVID-19 and our priorities at this time are to avoid further overburdening hospital staff and to minimize the risk of trial participants exposure to COVID-19. The primary objective of the trial is to evaluate the safety and tolerability of AGLE-177 in subjects with Homocystinuria due to CBS deficiency. As a secondary objective, the trial will also characterize the pharmacokinetics and pharmacodynamics relationship of AGLE-177 after single and multiple doses following intravenous and subcutaneous administration, as well as the magnitude of change in plasma tHcy. We plan to enroll 16 to 20 patients with Homocystinuria in the Phase 1/2 clinical trial with sites located in the United Kingdom and Australia. Patients will be dosed weekly for four weeks.

Regulatory Designations: We have obtained Orphan Drug Designation from the FDA and EMA for AGLE-177 for the treatment of patients with Homocystinuria. In addition, the FDA granted a Rare Pediatric Disease designation for AGLE-177 for the treatment of Homocystinuria. This designation by the FDA confirms our eligibility to receive a Rare Pediatric Disease priority review voucher upon approval of a qualifying BLA for AGLE-177 if approved before October 1, 2026.

Preclinical Pipeline

Cystinuria Program

Cystinuria is a rare genetic disease characterized by frequent and recurrent kidney stone formation requiring multiple procedural interventions, and by an increased risk of chronic kidney disease. Cystinuria occurs due to genetic mutations in amino acid transporters that lead to increased amounts of cystine in the urine. This results in high cystine concentrations in the urine and formation of kidney stones. As such, we engineered our Cystinuria program candidate to reduce plasma cystine and cysteine levels with accompanying reductions in urine cystine concentrations as an approach to inhibit both cystine crystal and kidney stone formation.

We have presented data on an early lead molecule from our Cystinuria program demonstrating reductions in plasma and urine cystine levels, accompanied by reduced kidney stone formation in a preclinical model of Cystinuria. In alignment with our strategy of having rigorous preclinical data prior to advancing candidates to clinical evaluation, we continue preclinical work in support of the Cystinuria program. Due to the impact of COVID-19 on laboratory work schedules, we have not provided a timeline for advancement of a therapeutic candidate into the clinic.

Research Programs

A significant number of metabolic diseases remain without an effective treatment. Our in-house team of scientists and clinicians assess whether human enzymes are available to decrease the potential disease promoting metabolites in diseases with unmet medical need. If a human enzyme is not available, our team of protein engineers will introduce changes into alternative human enzyme to alter their specificity for the proposed disease-causing metabolite. The generation of lead molecules using this approach enables us to investigate the preclinical impact of these molecules in animal models of the disease, and with supporting positive data, additional engineering may be performed to ensure the clinical candidate meets manufacturing requirements and has characteristics that are compatible with the patient needs.

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

Patents

We own three granted US Patents directed towards compositions of pegzilarginase as well as to various mutations in the arginase 1 amino acid sequence. These patents will expire in 2029 in the absence of any patent term extension. There are also granted patents directed towards the composition of pegzilarginase in Europe and Japan, as well as pending patent applications in the US, Europe and Canada.  We also own a pending US application and pending foreign counterpart applications directed towards the use of pegzilarginase in the treatment of arginase 1 deficiency. Any patents that issue from these US or PCT applications will expire in 2038, absent any patent term adjustment or patent term extension. We further own a granted US patent and pending US and foreign counterpart applications directed towards the use of pegzilarginase in the treatment of cancer. This patent and any further patents that issue from these applications will expire in 2037, absent any patent term adjustment or patent term extension. We also own a pending US application, a pending Taiwanese application and a pending PCT application directed towards the manufacturing of pegzilarginase, and any patents that issue from these applications will expire in 2040, absent any patent term adjustment or patent term extension.

We are the exclusive licensee of a US application and pending foreign counterpart applications directed towards the AGLE-177 program which covers recombinant human enzymes that degrade the amino acid homocysteine and homocystine. Any patents that issue from these applications will expire in 2038 absent any patent term adjustment or patent term extension. We also are the exclusive licensee of US patents and applications, as well as foreign counterpart patents and applications, directed towards modified cystathionine-γ-lyase (CGL) enzymes with activity to degrade plasma cystine and cysteine and the use thereof. These patents and any further patents issued from these applications will expire variously in 2036, 2037 and 2038, absent any patent term adjustment or patent term extension. We are also the exclusive licensee of US patents and foreign counterpart patents and applications directed towards modified cystathionine-y-lyase (CGL) enzymes with activity to degrade the amino acid methionine. These patents and any further patents that issue from these applications will expire in 2034, absent any patent term adjustment or patent term extension. We also license a PCT patent application directed to the Cystinuria program which covers novel recombinant human enzymes that degrade plasma cystine and cysteine, and any patents that issue from this PCT application will expire in 2039 absent any patent term adjustment or patent term extension. We also license patents that cover engineered human enzymes that target the degradation of the amino acid methionine. We own four granted US patents and pending US and foreign patent applications directed towards the compositions of the methioninase. These patents and any further patents that issue from these applications will expire in 2031, absent any patent term adjustment or patent term extension.

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

Licensing

In December 2013, our wholly owned subsidiaries AECase, Inc. and AEMase, Inc. each entered into an exclusive, worldwide license agreement, including the right to grant sublicenses, with the University of Texas at Austin, or the University, for certain intellectual property owned by the University related to cystinase and methioninase. In January 2017, we and the University entered into an Amended and Restated Patent License Agreement, or the Restated License, which consolidated the two license agreements, revised certain obligations, and licensed additional patent applications and invention disclosures to us. The Restated License was amended in August 2017, December 2017, and December 2018 to revise diligence milestones and license additional patent applications, including our program candidates under the AGLE177 and Cystinuria programs.

With respect to each program candidate covered by the Restated License, we could be required to pay the University up to $6.4 million in milestone payments based on the achievement of certain development milestones, including clinical trials and regulatory approvals, the majority of which are due upon the achievement of later development milestones, including a $5.0 million payment due on regulatory approval of a product and a $0.5 million payment payable on final regulatory approval of a product for a second indication. In addition, we are required to pay the University a low single digit royalty on worldwide-net sales of products covered under the Restated License, together with a revenue share on non-royalty consideration received from sublicensees. The rate of the revenue share ranges from 6.5% to 25%, depending on the date the sublicense agreement is signed. The term of the Restated License continues until the expiration of the last to expire of the patents licensed thereunder. The University may terminate the agreement under certain circumstances, including for a breach by us that is not cured within 30 or 60 days of notice (depending on the type of breach), or if we or any of our affiliates or sublicensees participate in any proceeding to challenge the licensed patent rights (unless, with respect to sublicensees, we terminate the applicable sublicense). As of December 31, 2020, we have paid $0.2 million under these license agreements.

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

Competition

While we believe that our expertise in enzyme science, bioengineering, and rare disease drug development provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, and ultimately biosimilar and generic drug companies. Recent advances in gene-based medicine, such as gene therapy have resulted in market approvals of DNA and RNA-based therapeutics in certain rare genetic diseases. However, no gene therapy drugs have yet to demonstrate clinical success in the type of complex diseases targeted by our research approach with novel enzyme therapeutics. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

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

With respect to pegzilarginase for Arginase 1 Deficiency, there are currently no effective treatment options or approved therapeutics agents that address the underlying cause of the disease and we are not aware of any other therapeutics that do so in clinical development. It is possible that competitors may produce, develop, and commercialize therapeutics, or utilize other approaches to treat Arginase 1 Deficiency. The current disease management practice for patients with Arginase 1 Deficiency includes dietary protein restriction, essential amino acid supplementation, and ammonia scavengers. The dietary restrictions and amino acid supplementation are intended to reduce plasma arginine levels, while ammonia scavengers (such as Horizon Therapeutics’ RAVICTI (glycerol phenylbutyrate) and BUPHENYL (sodium phenylbutyrate)) are used to manage elevated ammonia levels in patients with urea cycle disorders. From a clinical development perspective, Acer Therapeutics Inc. is developing a taste-masked, immediate-release formulation of sodium phenylbutyrate for the treatment of hyperammonemia, and they recently announced their intent to enter a worldwide development and commercialization agreement with Relief Therapeutics Holding AG. A small number of companies have an interest in the role of arginine depletion in other therapeutic areas, but we are not aware of any active preclinical or clinical development activities in Arginase 1 Deficiency. In the oncology field, Polaris Group has conducted numerous clinical trials of ADI-PEG 20, an enzyme derived from mycoplasma, and Athenex has conducted preclinical research with PT01, a PEGylated genetically modified human arginase enzyme, in numerous tumor models.

With respect to AGLE-177 for Homocystinuria, there is currently one FDA-approved prescription therapy for the treatment of Homocystinuria and several medical foods for the dietary management of individuals with Homocystinuria. The primary treatment goal in patients with Homocystinuria is to maintain consistent plasma tHcy levels below the currently defined biochemical targets. Current disease management practice for the majority of Homocystinuria patients consists of dietary restriction, vitamin B6, B12, folate supplementation, medical foods, and betaine. CYSTADANE® (betaine anhydrous for oral solution) was approved by the FDA in 1986 for the treatment of Homocystinuria, and Recordati Rare Diseases Inc. currently own the North American marketing rights to this product. Medical foods are manufactured by Breckenridge Pharmaceutical, Inc. and Upsher-Smith Laboratories, LLC.

We are also aware of a limited number of investigational therapies for the treatment of Homocystinuria. Travere Therapeutics Inc. recently acquired Orphan Technologies Ltd., a clinical-stage biopharmaceutical company focused on the development of OT-58 (now TVT-058) for the treatment of Classical Homocystinuria. Travere is enrolling a Phase 1/2 study of TVT-058, an enzyme replacement therapy in patients with Homocystinuria due to cystathionine β-synthase deficiency and has stated that topline data from this study will be available in 2021. Additionally, Erytech Pharma SA has a product candidate for Homocystinuria in preclinical development. It is possible that competitors may produce, develop, and commercialize therapeutics, or utilize other approaches to treat Homocystinuria.

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

The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of assays or tests that are essential to identifying an appropriate patient population, which we refer to as diagnostics, in guiding the use of related therapeutics, the level of biosimilar competition and the availability of reimbursement from government and other third-party payors.

Manufacturing

We currently contract with third parties for the process development, manufacturing, and testing of our product candidates for nonclinical and clinical studies and intend to do so for future studies as well. We may qualify additional manufacturers to provide potential alternative sources for the drug substance and fill-and-finish services for pegzilarginase, AGLE-177, and other pipeline candidates as the compounds progress through clinical development. We believe we have sufficient supplies of pegzilarginase for our ongoing Phase 3 pivotal trial in conjunction with the open label extension study for the treatment of patients with Arginase 1 Deficiency and sufficient supplies of AGLE-177 for our planned Phase 1/2 clinical trial for the treatment of patients with Homocystinuria.

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

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee, and the applicant under an approved BLA is also subject to an annual program fee for each prescription product. These fees are typically increased annually. The FDA has 60 days from its receipt of a BLA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is filed, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of BLAs. Most such applications for standard review biologic products are reviewed within ten months of the date the FDA files the BLA; most applications for priority review biologics are reviewed within six months of the date the FDA files the BLA. Priority review can be applied to a biologic that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

Fast track designation and accelerated approval

The FDA is required to facilitate the development, and expedite the review, of biologics that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new biologic candidate may request that the FDA designate the candidate for a specific indication as a fast track biologic concurrent with, or after, the filing of the IND for the candidate. The FDA must determine if the biologic candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. In addition to other benefits such as the ability to engage in more frequent interactions with the FDA, the FDA may initiate review of sections of a fast track product’s BLA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the BLA is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Under the FDA’s accelerated approval regulations, the FDA may approve a biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A biologic candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval trials, or confirm a clinical benefit during post-marketing trials, will allow the FDA to withdraw the biologic from the market on an expedited basis. All promotional materials for biologic candidates approved under accelerated regulations are subject to prior review by the FDA.

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

The Rare Pediatric Disease Priority Review Voucher program was reauthorized in the Creating Hope Reauthorization Act in December 2020, allowing a product that is designated as a product for a rare pediatric disease prior to October 1, 2020 to be eligible to receive a rare pediatric disease priority review voucher upon approval of a qualifying NDA or BLA prior to October 1, 2026.

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

On January 20, 2017, federal agencies with authorities and responsibilities under the ACA were directed to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. More recently, the Tax Cuts and Jobs Act was signed into law in December 2017, which eliminated certain requirements of the ACA, including the individual mandate. It is unclear the impact this legislation will have on the ACA because a decision regarding the constitutionality of the ACA after the repeal of the individual mandate was ultimately appealed to the United States Supreme Court. On November 10, 2020, oral arguments were heard in this case. It is unclear when a decision will be made. We cannot predict whether challenges to the ACA will continue or whether other proposals will be made or adopted, or what impact these efforts may have on us.

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

Human Capital Resources

As of December 31, 2020, we employed 90 people: 82 employees in the United States and 8 employees in international locations. We also engage temporary employees and consultants to augment our existing workforce. None of our employees are represented by a labor union, we have not experienced any work stoppages, and we consider our relations with our employees to be good.

We are committed to providing our employees with a work environment that is free of unlawful discrimination, including any harassment on the basis of any legally protected status. Accordingly, we will not tolerate any form of unlawful harassment against our employees, whether by executives, managers, co-workers, or by third parties, such as vendors, or other third parties with whom our employees interact. In addition, we provide equal employment opportunity to all employees and applicants for employment and do not discriminate on any basis prohibited by law, including race, color, sex, gender, sexual orientation, pregnancy, age, religion, national origin, disability, marital status, and veteran status.

We recognize that attracting, motivating, and retaining talent at all levels is vital to continuing our success. We invest in our employees through high-quality benefits and various health and wellness initiatives and offer competitive compensation packages (base salary and incentive plans), ensuring fairness in internal compensation practices. The principal purposes of our incentive plans (bonus and equity) are to protect the long-term interests of our stakeholders and stockholders.

To further engage and incentivize our workforce, we offer a wide range of opportunities to support professional development and growth. For our talent pipeline assessment and development, we work closely with individual business functional leaders to identify our high-performing and high-potential employees, by conducting a company-wide talent assessment utilizing a Performance/Potential Matrix assessment tool. This assessment is completed annually to ensure we tie together our incentives, development, and recognition to retain and attract the people we need to drive our success.

Financial Information

We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2020, 2019 and 2018 and our total assets as of December 31, 2020 and 2019, is included in our Consolidated Financial Statements in Item 8 of this Annual Report.

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

Summary Risk Factors

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. Some of these risks are:

•

The outbreak of the novel strain of coronavirus, SARS-CoV-2 and its emerging variants, which causes COVID-19, has, and may continue to, adversely impact our business, including the timing of our clinical trials.

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

•

We have only initiated clinical trials for pegzilarginase and AGLE-177 for the treatment of certain conditions and have only dosed pegzilarginase in humans. We have not dosed any of our other product candidates in humans. Our existing and future planned clinical trials may reveal significant adverse events, toxicities or other side effects not seen in our nonclinical studies or early stage clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

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

We are a clinical-stage biotechnology company. We began operations as a limited liability company in December 2013 and converted to a Delaware corporation in March 2015. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking nonclinical studies, and preparing for, commencing and conducting clinical trials of our most advanced product candidates, pegzilarginase and AGLE-177.

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

We have a limited operating history and no approved products. Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of any of our product candidates, including pegzilarginase and AGLE-177, for any of our target indications and to obtain necessary regulatory approvals. To date, we have recognized revenue solely from a fully utilized government grant and have not generated any product revenue. Even if we receive regulatory approval for any of our product candidates, we do not know when these product candidates will generate revenue for us, if at all.

In addition, since inception, we have incurred significant operating losses. For the years ended December 31, 2020 and 2019, we reported a net loss of $80.9 million and $78.3 million, respectively. As of December 31, 2020, we had an accumulated deficit of $276.0 million. We have financed our operations primarily through private placements of our preferred stock, the initial public offering of our common stock, follow-on public offerings of our common stock and pre-funded warrants, and collection of a research grant. We have devoted substantially all of our efforts to research and development. Currently, we are conducting clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency and for AGLE-177 for the treatment of Homocystinuria. We initiated a Phase 1/2 clinical trial of AGLE-177 for the treatment of patients with Homocystinuria in the second quarter of 2020, however, timing of first patient dosing will depend on determinations by individual sites given COVID-19. We have not initiated clinical development of our other product candidates and none of our product candidates are ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

To become and remain profitable, we must develop and eventually commercialize a product candidate or product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing nonclinical testing, initiating and completing clinical trials of one or more of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those product candidates for which we obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. We are currently advancing clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency and have initiated a Phase 1/2 clinical trial of AGLE-177 for the treatment of patients with Homocystinuria. We are in the nonclinical development stages for our remaining product candidates. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain or expand our research and development efforts, expand our business or continue our operations. A decline in the value of our company would also cause you to lose part or even all of your investment.

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

Based upon our planned use of our cash, cash equivalents, marketable securities, and restricted cash as of December 31, 2020, we estimate such funds will be sufficient for us to (i) to advance the clinical development of pegzilarginase through our Phase 3 PEACE trial and Biologics License Application, or BLA, submission, (ii) fund completion of our ongoing open-label extension study for patients with Arginase 1 Deficiency, and (iii) to advance the clinical development of AGLE-177 through our Phase 1/2 clinical trial and preparation for a potential Phase 3 trial for the treatment of patients with Homocystinuria. Our future capital requirements will depend on many factors, including:

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

Risks Related to Our Product Development and Regulatory Approval

We may not be successful in advancing the clinical development of our product candidates, including pegzilarginase and AGLE-177.

In order to execute on our strategy of advancing the clinical development of our product candidates, we are conducting a global pivotal Phase 3 PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) clinical trial, an ongoing open-label extension study of our completed Phase 1/2 clinical trial for the treatment of Arginase 1 Deficiency and a Phase 1/2 clinical trial of AGLE-177 for the treatment of patients with Homocystinuria, however, the timing of first patient dosing of AGLE-177 will depend on determinations by individual sites given COVID-19. If our product candidates fail to work as we expect, or if we need to conduct additional studies to better understand the relationship between our product candidates and clinical activity, our ability to assess the therapeutic effect, seek regulatory approval or otherwise begin or further clinical development, could be compromised. For instance, we discontinued clinical development of pegzilarginase for the treatment of the hematological malignancies acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS, in December 2017 due to lack of evidence of clinical benefit.  Additionally, we completed our Phase 1 clinical trial of pegzilarginase for the treatment of advanced solid tumors to study small cell lung cancer, uveal melanoma, and cutaneous melanoma and our combination trial of pegzilarginase with pembrolizumab for the treatment of patients with SCLC. We are currently exploring partnership opportunities for further development in oncology. Also, while we have shown in our Phase 1/2 trial for the treatment of Arginase 1 Deficiency that a reduction of arginine and its metabolites appears to result in clinical benefit, the Health Authorities may not agree with our assessment. Such an event may result in longer development times, larger trials and a greater likelihood of terminating the trial or not obtaining regulatory approval.

We depend heavily on the success of our most advanced product candidate, pegzilarginase. Existing and future clinical trials of our product candidates, including pegzilarginase, may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the nonclinical and clinical development and testing of our most advanced product candidate, pegzilarginase, for the treatment of patients with Arginase 1 Deficiency and in certain oncology trials. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and commercialization of pegzilarginase. The success of pegzilarginase, AGLE-177, and our other product candidates will depend on many factors, including the following:

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

The outbreak of the novel strain of coronavirus, SARS-CoV-2 and its emerging variants, which causes COVID-19, has, and may continue to, adversely impact our business, including our clinical trials and nonclinical studies.

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

Timely enrollment in our clinical trials is dependent upon global clinical trial sites which may be adversely affected by global health matters, such as pandemics. We are currently conducting clinical trials for our product candidates in many countries, including the United States, Australia, United Kingdom and throughout the European Union. The regions in which we operate are currently being or may in the future be affected by COVID-19.

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
•

increased rates of patients missing dosing appointments or withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, and other travel restrictions, or not accepting home health visits;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials, or restricted access to clinical trial sites for on-site monitoring activities;

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

•	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact feedback and approval timelines;
•

limitations on employee resources that would otherwise be focused on the conduct of our nonclinical studies and clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions;

•

interruption of, or delays in receiving, supplies of our product candidates from our CMOs due to staffing shortages, production slowdowns or stoppages, disruptions in delivery systems and commandeering of manufacturing facilities for COVID-19 vaccines; and

•	reduced ability to engage with the medical and investor communities due to the cancellation of conferences scheduled throughout the year.

For example, the timing of our Phase 3 PEACE trial has been impacted by COVID-19 as a result of all of our clinical trial sites temporarily suspending screening. Due to this impact, we now expect the Phase 3 PEACE trial enrollment to close in March 2021, with completion of screening and all patients randomized by the end of April 2021. All patients that had initially paused dosing due to COVID-19 had restarted treatment by September 2020. However, patients may miss dosing appointments in the future, whether due to COVID-19 or other reasons. While the Phase 3 PEACE trial protocol allows for a patient to miss a few dosing appointments without being disqualified from the trial, an excessive number of missed doses may adversely affect the usefulness of the data collected in the trial or require us to exclude a subject from the per protocol analysis. In addition, although we have initiated our Phase 1/2 open label clinical trial of AGLE-177 for the treatment in patients with Homocystinuria, the protocol requires in-person visits to clinical trial sites. These sites are located in areas experiencing significant impacts to their healthcare systems due to COVID-19 and consequently many have suspended patient recruitment. While we initiated this trial in the second quarter of 2020, the timing of first patient dosing will depend on determinations by individual sites as they adjust to impacts from COVID-19.

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

We have initiated clinical trials with our lead product candidate, pegzilarginase and AGLE-177. The risk of failure for all of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete nonclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans for the respective target indications. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process.

The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials that will likely differ in design and size from early-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, while we have observed a reduction in blood arginine and arginine metabolite levels due to administration of pegzilarginase in patients with Arginase 1 Deficiency, and a reduction in blood arginine levels due to pegzilarginase in patients with advanced solid tumors, this data may not necessarily be predictive of the final results of all patients intended to be enrolled in our ongoing or future clinical trials, and may also not be predictive of pegzilarginase’s ability to reduce arginine or arginine metabolite levels for these patients over a longer term nor predictive of positive clinical outcomes. In addition, while we intend to announce interim data from our clinical trials from time to time, such reports may be based on unaudited data provided by our clinical trial investigators. An audit or subsequent review of this data may change the conclusions drawn from this unaudited data provided by our clinical trial investigators indicating less promising results than we anticipate. In addition, our observations of clinical improvements, through clinician and assessor feedback or assessment tools in the Phase 1/2 clinical trial and Phase 2 open label study of pegzilarginase in patients with Arginase 1 Deficiency after cumulative doses, may not be representative of our observations with subsequently dosed patients out to a similar or longer duration of cumulative dosing.

We have begun dosing in our single, global pivotal Phase 3 PEACE clinical trial to evaluate the safety and efficacy of pegzilarginase. Due to COVID-19, all of our clinical trial sites temporarily suspended screening, limiting patient access, and resulting in some missed dosing appointments for patients. All patients that had initially paused dosing due to COVID-19 had restarted treatment by September 2020. However, patients may miss dosing appointments in the future, whether due to COVID-19 or other reasons. The Phase 3 PEACE trial protocol allows for a patient to miss a few dosing appointments without being disqualified from the trial, but an excessive number of missed doses may adversely affect the usefulness of the data collected in the trial or require us to exclude a subject from the per protocol analysis.

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

If we are unable to demonstrate sufficient improvement on such clinical endpoints, the FDA may determine that there is insufficient direct evidence of effectiveness or inadequate justification to support a full approval based on the biomarker endpoint we have chosen. The failure to demonstrate improvement on such clinical endpoints could be due to an insufficient duration on treatment to see such an effect. For example, the FDA indicated that our dosing duration for our Phase 3 PEACE clinical trial may not be adequate to assess for clinically meaningful changes. Similarly, our dosing duration for our Phase 3 PEACE clinical trial may not be adequate to assess safety and immunogenicity assessment of pegzilarginase. Significant nonclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may materially harm our business and results of operations.

We may not be able to submit INDs, or foreign equivalents outside of the United States, to commence clinical trials for product candidates on the timeframes we expect, and even if we are able to, the Health Authorities may not permit us to proceed with planned clinical trials.

We are currently conducting nonclinical development of our product candidates other than our clinical trials for pegzilarginase for the treatment of patients with Arginase 1 Deficiency and AGLE-177 for the treatment of patients with Homocystinuria. Progression of any candidate into clinical trials is inherently risky and dependent on the results obtained in nonclinical programs, and other potential results such as the results of other clinical programs and results of third-party programs. If results are not available when expected or problems are identified during therapy development, we may experience significant delays in clinical development. This may also impact our ability to achieve certain financial milestones and the expected timeframes to market any of our product candidates. Additionally, commencing any future clinical trials is subject to finalizing the trial design and submitting an IND, CTA or comparable submission in other jurisdictions. Even after we submit an IND, CTA or comparable submission in other jurisdictions, the Health Authorities could disagree that we have satisfied their requirements to commence our clinical trials, disagree with our study design, or may change their guidance criteria, which may require us to complete additional nonclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials. Failure to submit or have effective INDs, CTAs or other comparable foreign equivalents and commence clinical programs will significantly limit our opportunity to generate revenue.

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

We have only initiated clinical trials for pegzilarginase and AGLE-177 for the treatment of certain conditions and have only dosed pegzilarginase in humans. We have not dosed any of our other product candidates in humans. Our existing and future planned clinical trials may reveal significant adverse events, toxicities or other side effects not seen in our nonclinical studies or early stage clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

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

We are currently conducting clinical trials for pegzilarginase for the treatment of patients with Arginase 1 Deficiency and AGLE-177 for the treatment of patients with Homocystinuria. Given the nature of the patient populations enrolled in these trials, we have observed and expect to continue to observe serious adverse events that could be related or unrelated to pegzilarginase and could impact the safety or efficacy of pegzilarginase and we may observe serious adverse events that could be related or unrelated to AGLE-177 and could impact the safety or efficacy of AGLE-177. We have also dosed, and may continue to dose, patients with pegzilarginase following compassionate use requests. While such patients are not monitored as part of our ongoing clinical trials, the occurrence of significant adverse events in such patients may negatively impact the prospects of our programs.

In our prior clinical trials of pegzilarginase for the treatment of patients with advanced solid tumors and for the treatment of the patients with hematological malignancies AML and MDS, we have observed serious adverse events in some patients, including death. We have reported results from these trials in which we observed serious adverse events that were considered possibly or probably related to the administration of pegzilarginase including asthenia, fatigue, failure to thrive, hypertension, diarrhea, nausea, vomiting, dehydration, dizziness, intracranial hemorrhage, and encephalopathy. In our completed combination trial of pegzilarginase and pembrolizumab in patients with previously-treated small cell lung cancer, safety observations were consistent with prior studies of pegzilarginase in patients with cancer.

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

Subjects in our ongoing and planned clinical trials with pegzilarginase and AGLE-177 may suffer minor, significant, serious, or even life-threatening adverse events, including those that are drug-related. Subjects in our ongoing and planned clinical trials may also suffer side effects not yet observed in any of our prior and ongoing clinical or nonclinical studies, including, but not limited to, toxicities to the nervous system, liver, heart, lung, kidney, blood, pulmonary or immune system. We have not dosed any of our other product candidates in humans.

Testing in animals, such as our primate studies for pegzilarginase and AGLE-177, may not uncover all side effects in humans or any observed side effects in animals may be more severe in humans. For example, it is possible that patients’ immune systems may recognize our engineered human enzymes as foreign and trigger an immune response. This risk is heightened in patients with many genetic enzyme deficiencies who lack the target enzyme, including patients with Arginase 1 Deficiency that we are treating in our global pivotal Phase 3 PEACE trial, our Phase 2 trial open label extension study, and any future clinical trials we conduct for this rare genetic disease or in trials in patients with Homocystinuria with AGLE-177. In addition, our product candidates such as pegzilarginase and AGLE-177 break down target amino acids, thereby releasing metabolites into the bloodstream. Some patients may be sensitive to these metabolites, increasing the risk of an adverse reaction due to treatment, which risk may not be able to be mitigated through dosing. Finally, although our engineered human enzyme product candidates such as pegzilarginase and AGLE-177 are engineered from the human genome, pegzilarginase and AGLE-177 are produced in E. coli. This manufacturing process could lead to the products being more likely to trigger an immune response than we expect.

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

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the Health Authorities. For example, the timing of our Phase 3 PEACE trial has been impacted by COVID-19. All of our clinical trial sites temporarily suspended screening, limiting patient access, and resulting in some missed dosing appointments for patients. All patients that had initially paused dosing due to COVID-19 had restarted treatment by September 2020. However, patients may miss dosing appointments in the future, whether due to COVID-19 or other reasons. Furthermore, we have initiated a Phase 1/2 clinical trial of AGLE-177 for Homocystinuria in the second quarter of 2020, however, the timing of first patient dosing will depend on determinations by individual sites given COVID-19 and our priorities at this time are to avoid further overburdening hospital staff and to minimize the risk of trial participants exposure to COVID-19. Also, many of our product candidates, including pegzilarginase and AGLE-177, initially target indications that may be characterized as orphan markets, which can prolong the clinical trial timeline if sufficient patients cannot be enrolled in a timely manner. Arginase 1 Deficiency is a rare disorder, and there are no published reports of disease prevalence.

We commissioned a genetic prevalence analysis and based on that analysis estimate the Arginase 1 Deficiency population is greater than 2,500 patients in the global addressable markets. The genetic prevalence-based methodology is intended to account for misdiagnosis of the disease and to address limitations in newborn screening methodology, including naturally low arginine levels in newborns and lack of geographic availability or standardization of testing. Presently, only 34 U.S. states and jurisdictions perform newborn screening for Arginase 1 Deficiency, and newborn screening is not currently widely performed in European countries. Due to screening requirements and enrollment restrictions in our clinical trial protocol, or any additional restrictions that may be imposed by regulatory agencies, not all patients may be eligible for inclusion in our planned global pivotal Phase 3 PEACE clinical trial. As of January 2021, we have identified over 300 Arginase 1 Deficiency patients in the global addressable markets, primarily in the U.S. and France, Germany, Italy, Spain and the United Kingdom, referred to as the EU5, representing approximately 65% and 30% of the estimated genetic prevalence populations in the U.S. and EU5, respectively. We estimate the patient population for Homocystinuria may exceed 30,000 in global addressable markets, but we may not be able to initiate the trial as expected or locate and enroll a sufficient number of eligible patients as required by the Health Authorities, and the necessary regulatory approvals could be delayed or prevented.

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

Even though we have obtained orphan drug designation for pegzilarginase in the United States and Europe for the treatment of hyperargininemia, and for AGLE-177 in the United States and Europe for the treatment of patients with Homocystinuria, we may not obtain or maintain orphan drug exclusivity for pegzilarginase or AGLE-

177 and we may not obtain orphan drug designation or exclusivity for any of our other product candidates or indications.

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

We have obtained orphan drug designation in the United States and Europe for pegzilarginase for the treatment of patients with Arginase 1 Deficiency. We have also received orphan drug designation in the United States and Europe for AGLE-177 for the treatment of patients with Homocystinuria. A company that first obtains FDA or EMA approval for a designated orphan drug for the designated rare disease or condition receives orphan drug marketing exclusivity for that drug for the designated disease for a period of seven years in the United States or ten years in the European Union, respectively. This orphan drug exclusivity prevents the FDA or EMA from approving another application, including a Biologics License Application, or BLA, in the United States or a MAA in the European Union, to market a drug containing the same principal molecular structural features for the same orphan indication, except in very limited circumstances, including when the FDA or the EMA concludes that the later drug is safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation.

Even though we have received orphan drug designation for pegzilarginase for the treatment of Arginase 1 Deficiency in the United States and Europe, and for AGLE-177 for the treatment of patients with Homocystinuria in the United States and Europe, we may not be the first to obtain marketing approval for the orphan-designated indication in these jurisdictions due to the uncertainties associated with developing pharmaceutical product candidates. We may also seek to obtain orphan drug designations in other international jurisdictions. However, there is no guarantee that we would be able to do so on a timely basis, or at all. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or a drug with the same principal molecular structural features can be approved for a different indication. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, even if we intend to seek orphan drug designation for other product candidates or indications, we may never receive such designations or obtain orphan drug exclusivity.

A Rare Pediatric Disease designation by the FDA does not guarantee that the NDA or BLA for the product will qualify for a priority review voucher upon approval, and it does not lead to a faster development or regulatory review process, or increase the likelihood that any of our product candidates will receive marketing approval.

Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying BLA or NDA for the treatment of a rare pediatric disease, the sponsor of such an application would be awarded a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent BLA or NDA. In September 2018, the FDA notified us that we obtained Rare Pediatric Disease designation for pegzilarginase for the treatment of patients with Arginase 1 Deficiency, and in November 2020, the FDA notified us that we obtained Rare Pediatric Disease designation for AGLE-177 for the treatment of Homocystinuria. On December 27, 2020, the Creating Hope Reauthorization Act extended the Rare Pediatric Disease Priority Review Voucher Program, and after September 30, 2024, the FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the drug, and that designation was granted by September 30, 2024. After September 30, 2026, FDA may not award any rare pediatric disease priority review vouchers. However, there is no guarantee that any of our product candidates will be approved by that date, or at all, and, therefore, we may not be in a position to obtain a priority review voucher prior to expiration of the program, unless Congress further reauthorizes the program. Additionally, designation of a drug for a rare pediatric disease does not guarantee that a BLA will meet the other eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval.

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

We or third parties may not be successful in developing diagnostic assays, if required for our product candidates.

In developing a product candidate for some indications, we may decide to use a biomarker-based test to identify patients for enrollment and, or, monitor patients in clinical trials. In such case, the FDA may require the development and regulatory approval of a companion diagnostic assay as a condition to approval of the product candidate. Alternatively, there may be clinical benefits for some enzyme-based therapies in enhancing currently available biochemical monitoring approaches. While we are not aware of any precedents requiring such approaches for regulatory approval, FDA or other regulatory authorities could request that new biochemical monitoring approaches are available to support some product candidates. Clinical trials that utilize a biomarker-based test to select patients are likely to take longer and require additional funding. We do not have experience or capabilities in developing or commercializing these companion diagnostics and plan to rely in large part on third parties to perform these functions. Some diagnostic assays are subject to regulation by the FDA as medical devices and require separate regulatory approval prior to the use of such diagnostic assays with a therapeutic product candidate. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostic assays for use with our product candidates, or experience delays in development, we may be unable to identify patients with the specific profile targeted by our product candidates for enrollment in our clinical trials. Accordingly, further investment may be required to further develop or obtain the required regulatory approval for the relevant diagnostic assay, which would delay or substantially impact our ability to conduct further clinical trials or obtain regulatory approval. In addition, if a companion diagnostic is necessary for any of our product candidates, a delay in the development of the assay, or the delay or failure to obtain regulatory approval of the companion diagnostic would delay or prevent the approval of the therapeutic product candidate. Alternatively, we may also make the decision that our therapy does not require a companion diagnostic, however the Health Authorities may disagree and require the development and regulatory approval of a companion diagnostic assay as a condition of approval of the product candidate, creating additional costs and a delay in bringing our product candidate to market.

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

Even if any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success. Current treatments for Arginase 1 Deficiency and Homocystinuria include dietary protein restrictions and for Arginase 1 Deficiency, in some instances, ammonia-scavenging drugs such as RAVICTI (glycerol phenylbutyrate). If our product candidates do not achieve an adequate level of acceptance, we may never generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

There are multiple approved treatments and investigational therapies for the management of hyperammonemia commonly experienced by patients with urea cycle disorders. While these products – known as ammonia scavengers – do not target the core metabolic defect of Arginase 1 Deficiency, they can help patients manage their elevated ammonia levels. Horizon Therapeutics plc actively markets two branded ammonia scavenger therapies (RAVICTI (glycerol phenylbutyrate) and BUPHENYL (sodium phenylbutyrate)), and at least one generic formulation of sodium phenylbutyrate is commercially available. From a clinical development perspective, Acer Therapeutics Inc. is developing a taste-masked, immediate-release formulation of sodium phenylbutyrate for the treatment of hyperammonemia and recently announced their intent to enter a global development and commercialization agreement with Relief Therapeutics Holding AG.

We anticipate a competitive landscape in Homocystinuria. There is currently one FDA-approved therapy for the treatment of Homocystinuria and multiple medical foods. CYSTADANE® (betaine anhydrous for oral solution) was approved by the FDA in 1986 and is currently marketed in North America by Recordati Rare Diseases Inc. We are also aware of one investigational therapy in clinical development for the treatment of Homocystinuria. Travere Therapeutics Inc. recently acquired Orphan Technologies Ltd., a clinical-stage biopharmaceutical company focused on the development of OT-58 (now TVT-058) for the treatment of Classical Homocystinuria. Travere is enrolling a Phase 1/2 study of TVT-058, an enzyme replacement therapy in patients with Homocystinuria due to cystathionine β-synthase deficiency and has stated that topline data from this study will be available in 2021. Additionally, Erytech Pharma SA has a product candidate for Homocystinuria in preclinical development. It is possible that competitors may produce, develop, and commercialize therapeutics, or utilize other approaches to treat Homocystinuria.

Our ability to compete successfully will depend largely on our ability to leverage our experience in product candidate discovery and development to:

•	discover and develop product candidates that are sufficiently differentiated from other products in the market;
•	attract qualified management, scientific, product development and commercial personnel;
•	obtain and maintain patent and/or other proprietary protection for our product candidates and technologies;
•	obtain required regulatory approvals;
•	successfully launch and commercialize our approved products; and
•	successfully collaborate with research institutions or pharmaceutical companies in the discovery, development and commercialization of new product candidates.

The availability and price of our competitors’ products could limit the demand, and the price we are able to charge, for any of our product candidates, if approved. We will not achieve our business plan if acceptance is inhibited by price competition or the reluctance of patients, physicians, or payers to accept our product candidates.

Established biotechnology companies may invest heavily to accelerate discovery and development of products that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety to establish a meaningfully differentiated value proposition for patients, physicians, and payers. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA or non-U.S. regulatory approval or discovering, developing and commercializing product candidates before we do, which would have a material adverse impact on our business. Many of our competitors have greater resources than we do and have established sales, marketing, and market access capabilities, whether internally or through third parties. We will not be able to successfully commercialize our product candidates without establishing sales and marketing capabilities internally or through strategic partners.

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

Furthermore, some of our target indications, including for Arginase 1 Deficiency for pegzilarginase and for Homocystinuria for AGLE-177, are orphan indications where patient populations are small. In order for therapeutics that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such therapeutics must be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product candidate that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for any future product candidates from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved, and ultimately our financial results.

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

With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into or maintain such arrangements when needed on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

Risks Related to Our Reliance on Third Parties

We currently rely and will rely on third parties to conduct our ongoing and future planned clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We currently rely and will continue to rely on third parties to provide manufacturing and clinical development capabilities. For example, we currently rely on third party contract manufacturing organizations, to manufacture and supply nonclinical and clinical trial quantities of the biological substance of our lead product candidate, pegzilarginase, AGLE-177 in Homocystinuria, and for additional pipeline product candidates. We also expect to continue to rely on such third parties to manufacture and supply commercial quantities of pegzilarginase, as well as AGLE-177 for our Phase 1/2 clinical trial.

We rely on third-party CROs to conduct our ongoing and future planned clinical trials of pegzilarginase and AGLE-177. We do not plan to independently conduct clinical trials of our other product candidates. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our ongoing and future planned clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to complete our clinical trials, obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Further, to meet the demand for COVID-19 vaccine production, manufacturers are required to prioritize rated orders issued by the Federal Emergency Management Agency pursuant to the U.S. Defense Production Act of 1950, or the DPA. The potential for manufacturing facilities and materials to be commandeered under the DPA, or equivalent foreign legislation, could make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials or commercialization of our product candidates, which could lead to delays in these trials and successful commercialization.

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

Any performance failure, including due to COVID-19, on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a source for bulk drug substance. Currently, third party manufacturers are supplying, and are expected to continue to supply, the drug substance requirements for our ongoing and planned clinical trials with pegzilarginase and AGLE-177. If such third party manufacturers cannot supply us with sufficient amounts, pursuant to product requirements as agreed, we may be required to identify alternative manufacturers, which would lead us to incur added costs and delays in identifying and qualifying any replacement.

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

Failure of any future third-party collaborators to successfully commercialize diagnostics developed for use with our therapeutic product candidates could harm our ability to commercialize these product candidates.

We do not plan to develop diagnostics internally and, as a result, we are dependent on the efforts of our third-party strategic partners to successfully commercialize any needed diagnostics or monitoring assays. Our strategic partners:

•	may not perform their obligations as expected;
•	may encounter production difficulties that could constrain the supply of the diagnostics;
•	may have difficulties gaining acceptance of the use of the diagnostics in the clinical community;
•	may not pursue commercialization of any diagnostics;
•

may elect not to continue or renew commercialization programs based on changes in the strategic partners’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

•	may not commit sufficient resources to the marketing and distribution of such diagnostic product candidates; and
•	may terminate their relationship with us.

If diagnostics needed for use with our therapeutic product candidates fail to gain market acceptance, our ability to derive revenues from sales of these therapeutic product candidates could be harmed. If our strategic partners fail to develop and commercialize these diagnostics, it could adversely affect and delay the development or commercialization of our therapeutic product candidates.

We may not be successful in finding strategic partners for continuing development or commercialization of certain of our product candidates.

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

If we are unable to reach agreements with suitable strategic partners on a timely basis, on acceptable terms or at all, we may have to curtail the development of a product candidate, reduce or delay its development program, delay its potential commercialization, reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund development or commercialization activities on our own, or our existing or future partners are not able to adequately fund their development or commercialization activities pursuant to our arrangements, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates and our business, financial condition, results of operations and prospects may be materially and adversely affected.

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

We may also seek approval of our products from the FDA through the use of the accelerated approval program, but such mechanism may not lead to a faster development or regulatory review or approval process.  Even if we receive approval from the FDA under the accelerated approval program, if our confirmatory postmarketing trial does not verify clinical benefit, or if we do not comply with rigorous postmarketing requirements, the FDA may seek to withdraw the approval.

Under the FDA’s accelerated approval program, the FDA may approve a drug or biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that is thought to predict clinical benefit but is not itself a measure of clinical benefit, or a biomarker that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. The FDA bases its decision on whether to accept the proposed surrogate or intermediate clinical endpoint on the scientific support for that endpoint. Studies that demonstrate a drug’s effect on a surrogate or intermediate clinical endpoint must be adequate and well controlled as required by the FDC Act.

If we were to seek accelerated approval for pegzilarginase, AGLE-177, or any future product candidates, FDA may determine there is inadequate justification to support that our surrogate endpoint is reasonably likely to predict clinical benefit in patients. For example, FDA may determine there is inadequate justification that a reduction in plasma arginine is reasonably likely to predict clinical benefit in patients with Arginase 1 Deficiency.

For drugs or biologics granted accelerated approval, post-marketing well-controlled, adequately powered confirmatory trials of sufficient duration are typically required to describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence, and the FDA could require that the trial be designed, initiated, and/or fully enrolled at the time of BLA submission. Moreover, the FDA may withdraw approval of our product candidate or indication approved under the accelerated approval pathway if, for example:

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On January 20, 2017, federal agencies with authorities and responsibilities under the ACA were directed to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. More recently, the Tax Cuts and Jobs Act was signed into law, which eliminated certain requirements of the ACA, including the individual mandate. It is unclear the impact this legislation will have on the ACA because a decision regarding the constitutionality of the ACA after the repeal of the individual mandate was ultimately appealed to the United States Supreme Court. On November 10, 2020, oral arguments were heard in this case. It is unclear when a decision will be made. We cannot predict whether the challenges to the ACA will continue or whether other proposals will be made or adopted, or what impact these efforts may have on us.

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

In particular, our success depends in large part on our ability, and our licensors’ ability, to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and product candidates, including any diagnostic developed by us or a third-party strategic partner. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates and rely on our licensors to obtain patent protection for our licensed intellectual property. Our patent portfolio includes patents and patent applications we own or we exclusively license from the University of Texas at Austin. This patent portfolio includes issued patents and pending patent applications covering compositions of matter and methods of use.

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

Third parties might illegally distribute and sell counterfeit or unfit versions of our approved products, if any, which do not meet our rigorous manufacturing and testing standards. A patient who receives a counterfeit or unfit drug may be at risk for a number of dangerous health consequences. Our reputation and business could suffer harm as a result of counterfeit or unfit drugs sold under our brand name. In addition, thefts of inventory at warehouses, plants or while in-transit, which are not properly stored and which are sold through unauthorized channels, could adversely impact patient safety, our reputation and our business.

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

In December 2013, our wholly owned subsidiaries AECase, Inc. and AEMase, Inc. each entered into an exclusive, worldwide license agreement, including the right to grant sublicenses, with the University of Texas at Austin for certain intellectual property owned by the University of Texas at Austin related to our program candidates related to cystinase and methioninase. In January 2017, we and the University of Texas at Austin entered into an Amended and Restated Patent License Agreement, or the Restated License, which consolidated the two license agreements, revised certain obligations, and licensed additional patent applications and invention disclosures to us. The Restated License was amended in August 2017, December 2017, and December 2018 to revise diligence milestones and license additional patent applications, including our program candidates under the AGLE177 and cystinuria programs. The intellectual property licensed under the Restated License includes an invention that was made with U.S. government support. The U.S. government therefore has certain rights in such inventions under the applicable funding agreements and under applicable law. In addition, we are subject to a requirement that the products covered by the applicable patents that are sold or used in the United States must be manufactured substantially in the United States unless a written waiver is obtained in advance from the U.S. government. The Restated License obligates us to make certain payments at the achievement of certain milestones and at regular intervals throughout the life of the license. The University of Texas at Austin may terminate the Restated License under certain circumstances, including for a breach by us that is not cured within 30 or 60 days of notice (depending on the type of breach), or if we or any of our affiliates or sublicensees participate in any proceeding to challenge the licensed patent rights (unless, with respect to sublicensees, we terminate the applicable sublicense).

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

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.

We attempt to protect our pharmaceutical developments, services, and products under trademark laws. However, our trademark applications may not be allowed for registration, and registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the U.S. Patent and Trademark Office and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

Third parties may pursue trademark infringement actions against us, potentially resulting in substantial costs and material delays.

As our industry grows, we may be subject to an increasing amount of litigation that is common in the pharmaceutical industry based on allegations of infringement or other alleged violations of trademarks. Any claims of infringement, with or without merit, could be time consuming, costly, and difficult to defend. Moreover, intellectual property litigation or claims could require us to redesign packaging and advertising materials associated with our packaging, which could result in substantial costs and material delays.

Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are a clinical-stage biotechnology company with a limited operating history, and, as of December 31, 2020, had 90 employees, including four executive officers. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We have a concentrated stockholder base and our executive officers and directors, combined with our stockholders who, to our knowledge, each owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a substantial number of our capital stock as of December 31, 2020. As a result, if these stockholders were to choose to act together, they may be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would likely control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

The price of our common stock has been and may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

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

Additionally, each holder of pre-funded warrants will not be entitled to exercise any portion of any pre-funded warrant, which, upon giving effect to such exercise, would cause (i) the aggregate number of shares of our common stock beneficially owned by the holder (together with its affiliates) to exceed 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise. However, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99% for the majority of such warrants) upon at least 61 days’ prior notice from the holder to us.

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

Our information technology systems, or those used by our CROs, third-party vendors, contractors or consultants, may fail or suffer security breaches, cyber-attacks, and loss of data, which could harm our business, reputation, financial condition, and operations.

Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Despite the implementation of security measures, our information technology systems and those of our strategic partners and third parties on whom we rely are vulnerable to cyber-attacks, security breaches, damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. Furthermore, we have little or no control over the security measures and computer systems of third parties including any CROs we may work with in the future. While we and, to our knowledge, our third-party strategic partners have not experienced any such system failure, accident or security breach to date, if such an event were to occur, it could result in material negative consequences for us including interruptions in our operations, the operations of our strategic partners, or our manufacturers or suppliers, misappropriation of confidential business information and trade secrets, disclosure of corporate strategic plans, and result in material disruptions of our product candidate development programs. Additionally, the costs to us or our CROs, third-party vendors, or other contractors or consultants we may utilize to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected system failures, interruptions, delays, cessation of service and other harm to our business and our competitive position. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts, and we may incur substantial costs to attempt to recover or reproduce the data. If any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, including personal information or health information, we could incur liability, or the further development of our product candidates could be delayed.

Moreover, if a security breach affects our systems or results in the unauthorized access, use or disclosure of personal information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media and/or affected individuals pursuant to various federal, state and international privacy and security laws, if applicable, including HIPAA or HITECH and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information. For example, the California Consumer Privacy Act, or the CCPA, imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. The financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. Any of the foregoing could have a material adverse effect on our business, reputation, results of operations, financial condition and prospects.

We depend on our information technology and infrastructure, and disruptions could compromise sensitive information related to our business or other personal information or prevent us from accessing critical information, which could adversely affect our business, reputation, results of operations, financial condition and prospects.

We rely on the efficient and uninterrupted operation of information technology systems to manage our operations, to process, transmit, and store electronic and financial information, and to comply with regulatory, legal and tax requirements. We also depend on our information technology infrastructure for communications among our personnel, contractors, consultants and suppliers. System failures or outages could materially compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting, and could otherwise compromise the security of sensitive information, including personal information and health information. In addition, our remediation efforts for system failures, outages, or security breaches may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information, including personal information and health information. In addition, we depend on third parties to operate and support our information technology systems. Failure by these providers to adequately deliver the contracted services could have an adverse effect on our business, which in turn may materially adversely affect our operating results and financial condition.

We are subject to a variety of stringent and changing privacy and data security laws, regulations and standards, as well as contractual obligations related to data privacy and security, and our actual or perceived failure to comply with them could harm our business and reputation and subject us to significant fines and liability.

We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our clinical trials, and are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. In May 2018, a new privacy regime, the General Data Protection Regulation, or GDPR, took effect in the European Economic Area, or EEA. The GDPR increases our obligation with respect to clinical trials conducted in the EEA by expanding the definition of “personal data” and requiring changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater, and other administrative penalties. In addition, the GDPR increases the scrutiny of transfers of personal information from clinical trial sites located in the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union (the Court of Justice) invalidated the European Union-United States (EU-U.S.) Privacy Shield on the grounds that the EU-U.S. Privacy Shield failed to offer adequate protections to EU personal information transferred to the United States. While the Court of Justice upheld the use of other data transfer mechanisms, such as the Standard Contractual Clauses, or SCCs, the decision has led to some uncertainty regarding the use of such mechanisms for data transfers to the United States, and the court made clear that reliance on SCCs alone may not necessarily be sufficient in all circumstances. The use of SCCs for the transfer of personal information specifically to the United States also remains under review by a number of European data protection supervisory authorities. For example, German and Irish supervisory authorities have indicated that the SCCs alone provide inadequate protection for EU-U.S. data transfers. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The European Data Protection Board, or the EDPB, issued additional guidance regarding the Court of Justice’s decision on November 11, 2020 which imposes higher burdens on the use of data transfer mechanisms, such as the SCCs, for cross-border data transfers. To comply with this guidance, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. Further, the European Commission published new versions of the SCCs for comment. While the comment period ended in December 2020, the European Commission is expected to finalize and implement the new Standard Contractual Clauses in early 2021. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices.

Furthermore, Brexit has caused some uncertainty in this regulatory framework. For example, since the transition period for Brexit ended December 31, 2020, there remains some uncertainty regarding cross-border data transfers from the EEA to the United Kingdom. The EU is expected to either issue an adequacy decision for such transfers in early 2021, or an adequacy mechanism such as the SCCs will be required for transfer of personal information from the EEA to the United Kingdom. Additionally, the United Kingdom implemented the Data Protection Act effective in May 2018 and statutorily amended in 2019, that substantially implements the GDPR and contains provisions, including UK-specific derogations, for how GDPR is applied in the United Kingdom. Since the end of the Brexit transition period ended, we have to continue to comply with the GDPR and also the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover. Compliance with these privacy and data security laws and regulations is a rigorous and time-intensive process and if we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.

In the United States, in addition to HIPAA, various federal and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security.  Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts.  For example, the CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020. Additionally, although not effective until January 1, 2023, the California Privacy Rights Act, or the CPRA, which expands upon the CCPA, was passed in the recent election on November 3, 2020.  Among other things, the CCPA requires covered companies to provide new disclosures to California consumers about their data collection, use and sharing practices and provide such consumers new data protection and privacy rights, including the ability to opt out of certain sales of personal information, right to request correction, access, and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed.  The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that result in the loss of personal information, as mentioned above.  This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CPRA significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. State laws are changing rapidly and there is discussion in the U.S. of a new comprehensive federal data privacy law to which we would become subject if it is enacted.

All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time.  In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.  Any failure or perceived failure by us to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

In April 2019, we entered into a lease agreement (the “Las Cimas Lease”) for corporate headquarters and laboratory space located in Austin, Texas. The Las Cimas Lease includes approximately 30,000 square feet and commenced on April 30, 2019, with an expiration date of April 30, 2028. Moreover, we lease approximately 4,560 square feet of additional laboratory space in Austin, Texas. The lease for the additional laboratory space will expire in September 2021. We intend to lease additional space if we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available on commercially reasonable terms to accommodate any such expansion of our operations.

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

As of March 12, 2021, there were approximately 21 stockholders of record of our common stock based on information provided by our transfer agent.  The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.  This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Nasdaq Biotechnology Index for the period from April 7, 2016 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2020. The figures represented below assume an investment of $100 in our common stock at the closing price of $9.77 on April 7, 2016 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on April 7, 2016 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Return

$300
$250
$200
$150
$100
$50
$0
Apr-16
Oct-16
Apr-17
Oct-17
Apr-18
Oct-18
Apr-19
Oct-19
Apr-20
Oct-20
AGLE
IXIC
NBI

*$100 invested on 4/7/16 in stock or 3/31/16 in index, including reinvestment of dividends.
Fiscal year ending December 31.

$100 investment in stock or index	Ticker	April 7, 2016	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Aeglea Biotherapeutics, Inc.	AGLE	$100.00	$44.52	$55.37	$76.66	$78.20	$80.55
Nasdaq Composite Index	IXIC	$100.00	$102.12	$126.43	$121.42	$165.98	$240.53
Nasdaq Biotechnology Index	NBI	$100.00	$98.88	$118.33	$107.34	$134.30	$169.78

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

We are a smaller reporting company and emerging growth company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide this information.

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

Overview

We are a clinical-stage biotechnology company redefining the potential of human enzyme therapeutics to benefit people with rare metabolic diseases with limited treatment options. We believe our expertise in enzyme science, bioengineering and rare disease drug development coupled with an approach focused on diseases with unmet medical needs enables us to develop medicines with the potential to transform the lives of patients and families with rare metabolic diseases.

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

Our lead product candidate, pegzilarginase, is a recombinant human Arginase 1 that enzymatically degrades the amino acid arginine to lower arginine levels in patients with Arginase 1 Deficiency. We engineered pegzilarginase with modifications that enhance the stability and arginine-degrading activity of the enzyme in human plasma. For Arginase 1 Deficiency, which is a rare genetic progressive disease, that presents in early childhood and results in severe complications and early mortality, we believe pegzilarginase may reduce the harmful metabolic effects caused by the accumulation of high levels of arginine and other arginine-derived metabolites. We are currently evaluating pegzilarginase in a global pivotal Phase 3 PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) trial and in a Phase 2 open-label extension study for patients with Arginase 1 Deficiency.

Our product candidate, AGLE-177, is a novel PEGylated, or polyethylene glycol modified, human enzyme engineered to degrade free homocysteine and homocystine in patients with Homocystinuria, a serious metabolic disorder characterized by elevated plasma homocysteine which leads to a wide range of life-altering complications and reduced life expectancy. We engineered AGLE-177 by directed mutagenesis of amino acid residues within the active site of human cystathionine γ-lyase, resulting in a molecule that has high substrate specificity for homocysteine and homocystine but not for the native substrate, cystathionine. For Homocystinuria due to cystathionine β-synthase, or CBS, enzyme deficiency, which is the most common form of an inherited disorder of methionine metabolism that results in elevated homocysteine and homocystine, we believe AGLE-177 may reduce the adverse impact of CBS enzyme deficiency in the transsulfuration pathway by providing an alternate pathway for enzymatic degradation of high plasma total homocysteine levels. We have initiated a Phase 1/2 clinical trial for the treatment of patients with Homocystinuria.

Cystinuria is a rare genetic disease characterized by frequent and recurrent kidney stone formation requiring multiple procedural interventions, and by an increased risk of chronic kidney disease. Cystinuria occurs due to genetic mutations in amino acid transporters that lead to increased amounts of cystine in the urine. This results in high cystine concentrations in the urine and formation of kidney stones. As such, we engineered our Cystinuria program candidate to reduce plasma cystine and cysteine levels with accompanying reductions in urine cystine concentrations as an approach to inhibit both cystine crystal and kidney stone formation. Due to the impact of COVID-19 on laboratory work schedules, we have not provided a timeline for advancement of a therapeutic candidate into the clinic.

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

We have incurred net losses in each year since inception. Our net losses were $80.9 million, $78.3 million, and $44.3 million for the years ended December 31, 2020, 2019, and 2018, respectively, and have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of December 31, 2020, we had an accumulated deficit of $276.0 million. We expect to continue to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase as we continue our clinical development activities for our product candidates and prepare for the potential commercialization of our lead product candidate, pegzilarginase; concurrently develop our pipeline product candidates; expand and protect our intellectual property portfolio; hire additional personnel; and continue to operate as a public company.

Components of Operating Results

Revenue

To date, we recognized revenue solely from a research grant from the Cancer Prevention and Research Institute of Texas, or CPRIT, and have not generated any revenue from the sale of any of our product candidates. Our ability to generate product revenues in the future will depend heavily on the successful development, regulatory approval, and eventual commercialization of our product candidates.

In June 2015, we entered into a grant agreement with CPRIT, or the Grant Contract, for $19.8 million for use in developing cancer treatments by exploiting the metabolism of cancer cells. The Grant Contract covered a four-year period from June 1, 2014 through May 31, 2018. We recorded the revenue as qualifying costs were incurred and there was reasonable assurance that the conditions of the award had been met for collection. The contract ended in 2018 with the full $19.8 million grant received and recognized as revenue over the life of the award.

Research and development expenses

Research and development expenses consist primarily of costs incurred for the discovery and development of our product candidates, including, our lead product candidate, pegzilarginase, and AGLE-177. In addition to operating an internal research laboratory, we contract with external providers for nonclinical studies and clinical trials. Our research and development expenses include:

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

We expect that our general and administrative expenses will increase in the future to support our continued research and development activities and ramp up of commercialization capabilities for pegzilarginase. These increases will likely include higher costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we have incurred and expect to continue to incur increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, insurance, and investor relations costs.

Interest income

Interest income consists of interest earned on our cash, cash equivalents, marketable securities, and restricted cash.

Income taxes

We serve as a holding company for our nine wholly owned subsidiary corporations in the United States, United Kingdom, and European Union. We file a consolidated U.S. corporate federal income tax return for seven subsidiaries. Additionally, we operate in the U.K. and our income tax return is subject to audit and adjustment by local tax authorities. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the tax bases of assets and liabilities. A valuation allowance is established against the deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized. The deferred tax assets and liabilities are classified as noncurrent along with the related valuation allowance. Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security, or CARES, Act was enacted and signed into law in response to COVID-19. The CARES Act includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, technical corrections on net operating loss carryforwards for fiscal year taxpayers and allowing accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. We have evaluated the impact and determined the CARES Act did not have a material impact on our consolidated financial condition or results of operations as of and for the year ended December 31, 2020.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

A discussion and analysis of our financial condition and results of operations for the year ended December 31, 2018 is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 24, 2020.

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		Dollar
	2020	2019	Change	% Change
		(dollars in thousands)
Operating expenses:
Research and development	$59,638	$64,600	$(4,962)	8%
General and administrative	21,843	15,734	6,109	39%
Total operating expenses	81,481	80,334	1,147	1%
Loss from operations	(81,481)	(80,334)	(1,147)	1%
Interest income	593	2,143	(1,550)	72%
Other expense, net	(5)	(63)	58	92%
Net loss	$(80,893)	$(78,254)	$(2,639)	3%

Research and Development Expenses.  Research and development expenses decreased by $5.0 million, or 8%, to $59.6 million for the year ended December 31, 2020 from $64.6 million for the year ended December 31, 2019. The change in research and development expenses was due to:

•

lower clinical and nonclinical development expenses, which decreased by $6.9 million as a result of completing our Phase 1/2 clinical trial for pegzilarginase in patients with Arginase 1 Deficiency and cancer related trials, along with completing supporting toxicology studies for the Homocystinuria program; and

•

lower manufacturing expenses, which decreased by $0.6 million as a result of completing certain manufacturing and pre-commercial activities for pegzilarginase, which was partially offset by a ramp-up in manufacturing activities for our Homocystinuria program; offset by

•	higher personnel-related expenses, which increased by $2.5 million as a result of additional headcount to expand our medical and biometrics support.

General and Administrative Expenses.  General and administrative expenses increased by $6.1 million, or 39%, to $21.8 million for the year ended December 31, 2020 from $15.7 million for the year ended December 31, 2019. The increase in general and administrative expenses was primarily due to a $2.6 million increase in compensation and other personnel expenses, including $1.0 million in non-cash stock compensation, driven by additional headcount to develop our commercial team and support, $2.5 million of expenses related to professional service and legal costs primarily to support the ramp up of our commercial capabilities, and $0.8 million in facility-related expenses driven by additional office space to support company growth.

Interest Income.   The decrease in interest income to $0.6 million for the year ended December 31, 2020 from $2.1 million for the year ended December 31, 2019 was primarily due to decreasing yield rates during the year ended December 31, 2020 as compared to the prior year.

Liquidity and Capital Resources

Sources of liquidity

We are a clinical-stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. Since our inception and through December 31, 2020, we have funded our operations primarily by raising an aggregate of $437.6 million of gross proceeds from the sale and issuance of convertible preferred and common equity securities, pre-funded stock warrants, and the collection of grant proceeds.

During the year ended December 31, 2020, we raised $163.3 million of gross proceeds through an underwritten public offering and an at-the-market offering program. We sold 15,442,303 shares of common stock and pre-funded warrants to purchase up to 13,610,328 shares of common stock in an underwritten public offering, or the 2020 Public Offering, for gross proceeds of $138.0 million, resulting in net proceeds of $129.0 million after deducting underwriting discounts, commissions, and offering costs. Additionally, we sold an aggregate of 3,245,077 shares of common stock under an at-the-market offering program, or the 2020 ATM, for gross proceeds of $25.3 million, resulting in net proceeds of $24.6 million, after deducting underwriting discounts, commissions, and offering costs.

The shares of common stock and pre-funded warrants sold in the 2020 Public Offering were pursuant to a shelf registration statement on Form S-3, declared effective in February 2019 by the SEC for the potential offering, issuance and sale by us of up to $200.0 million of our common stock, warrants to purchase common stock, and other security types and subscription rights. The shares of common stock sold under the 2020 ATM were pursuant to an April 2020 sales agreement with JonesTrading Institutional Services LLC, as sales agent, to issue and sell shares of our common stock for an aggregate offering price of $60.0 million. As of the date of the filing of this report, $34.7 million of our common stock remained available for sale under the sales agreement.

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

During the year ended December 31, 2019, we raised $69.0 million of gross proceeds from the sale of 4,625,000 shares of common stock and pre-funded warrants to purchase up to 4,000,000 shares of common stock in an underwritten public offering, resulting in net proceeds of $64.5 million after deducing underwriting discounts, commissions, and offering costs.

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

Future funding requirements and operational plan

Our operational plan for the near future is to continue clinical trials for our lead product candidate pegzilarginase in Arginase 1 Deficiency and for our AGLE-177 product candidate for the treatment of Homocystinuria, prepare for the potential commercialization of pegzilarginase, and to advance development activities for our Cystinuria program. As such, we plan to focus our research and development expenditures and general and administrative expenditures on nonclinical studies, clinical trials, manufacturing, and commercial development. We expect our principal expenditures during this time period to include expenses for the following:

•	funding the continuing development of pegzilarginase and AGLE-177;
•	funding the advancement of additional product candidates; and
•	funding working capital, including general operating expenses.

Due to our significant research and development expenditures, we have generated substantial losses in each period since inception. We have an accumulated deficit of $276.0 million as of December 31, 2020. We anticipate that we will continue to generate losses into the foreseeable future as we develop our product candidates, seek regulatory approval of those candidates and begin to commercialize any approved products. Until such time as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, research grants, collaborations, or other sources. We currently have no debt, credit facility or additional committed capital. To the extent that we raise additional equity, the ownership interest of our stockholders will be diluted.

Based on our available cash, cash equivalents, marketable securities, and restricted cash of $148.1 million as of December 31, 2020, we believe that we have sufficient resources to fund our operations into 2023. We have based this estimate on assumptions that may prove to be incorrect, however, and we could deplete our capital resources sooner than we expect.

Cash flows

A discussion and analysis of our financial condition and cash flows for the year ended December 31, 2018 is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 24, 2020.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019
Net cash and cash equivalents (used in) provided by:
Operating activities	$(75,775)	$(65,692)
Investing activities	(7,604)	(1,739)
Financing activities	154,512	65,723
Effect of exchange rate on cash, cash equivalents, and restricted cash	51	—
Net increase (decrease) in cash and cash equivalents	$71,184	$(1,708)

Cash used in operating activities

Cash used in operating activities for the year ended December 31, 2020 was $75.8 million and reflected a net loss of $80.9 million. The cash impact of our net loss was offset by non-cash expenses of $6.3 million for stock-based compensation, $1.0 million for depreciation and amortization, and $0.6 million for operating lease expense. The net change in operating assets and liabilities of $2.5 million was primarily related to a $1.7 million decrease in accrued liabilities and accounts payable due to payments for manufacturing and a $1.1 million increase in prepaid expenses and other assets due to advanced payments associated with manufacturing for Arginase 1 Deficiency and nonclinical studies for Homocystinuria.

Cash used in operating activities for the year ended December 31, 2019 was $65.7 million and reflected a net loss of $78.3 million. The cash impact of our net loss was offset by non-cash expenses of $4.9 million for stock-based compensation, $0.5 million for operating lease expense, $0.4 million for depreciation and amortization, and $0.3 million for net accretion of discounts on marketable securities exceeding the purchased discounts for the period. The net change in operating assets and liabilities of $7.1 million was related to a $7.7 million increase in accounts payable and accrued liabilities due to additional research and development costs associated with the clinical trials and manufacturing activities for pegzilarginase in patients with Arginase 1 Deficiency, which was partially offset by a $0.3 million increase in prepaid expenses and other assets due to advanced payments associated with our on-going clinical trials to treat Arginase 1 Deficiency and a $0.3 million decrease in operating lease liabilities.

Cash used in investing activities

Cash used in investing activities for the year ended December 31, 2020 was $7.6 million and consisted of $129.0 million in purchases of marketable securities and $4.3 million in purchases of property and equipment offset by $125.7 million in maturities of marketable securities.

Cash used in investing activities for the year ended December 31, 2019 was $1.7 million and consisted of $91.9 million in purchases of marketable securities and $1.5 million in purchases of property and equipment offset by $91.7 million in maturities and sales of marketable securities.

Cash provided by financing activities

Cash provided by financing activities for the year ended December 31, 2020 was $154.5 million, which consisted of $138.0 million from the public offering of our common stock, offset by $9.0 million in paid underwriting and offering costs, $25.3 million from the sale of our common stock under an at-the-market program, offset by $0.7 million in paid underwriting and offering costs, and $0.8 million in proceeds received from stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan.

Cash provided by financing activities for the year ended December 31, 2019 was $65.7 million, which consisted of $69.0 million from the public offering of our common stock in February 2019, offset by $4.1 million in underwriting discounts and commissions and $0.6 million in paid offering costs related to the offering and Form S-3 registration statement, and $1.4 million in proceeds received from stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
Operating leases	$995	$2,097	$2,225	$2,765	$8,082
Finance lease	32	49	—	—	81
Total	$1,027	$2,146	$2,225	$2,765	$8,163

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

In December 2013, our wholly owned subsidiaries AECase, Inc. and AEMase, Inc. each entered into an exclusive, worldwide license agreement, including the right to grant sublicenses, with the University of Texas at Austin, or the University, for certain intellectual property owned by the University related to our program candidates for cystinase and methioninase. In January 2017, we and the University entered into an Amended and Restated Patent License Agreement, or the Restated License, which consolidated the two license agreements, revised certain obligations, and licensed additional patent applications and invention disclosures to us. The Restated License was amended in August 2017, December 2017, and December 2018 to revise diligence milestones and license additional patent applications, including our program candidates under our AGLE177 and Cystinuria programs.

With respect to each program candidate covered by the Restated License, we could be required to pay the University up to $6.4 million in milestone payments based on the achievement of certain development milestones, including clinical trials and regulatory approvals, the majority of which are due upon the achievement of later development milestones, including a $5.0 million payment due on regulatory approval of a product and a $0.5 million payment payable on final regulatory approval of a product for a second indication. In addition, we are required to pay the University a low single digit royalty on worldwide-net sales of products covered under the Restated License, together with a revenue share on non-royalty consideration received from sublicensees. The rate of the revenue share ranges from 6.5% to 25% depending on the date the sublicense agreement is signed. The University may terminate the agreement under certain circumstances, including for a breach by us that is not cured within 30 or 60 days of notice (depending on the type of breach), or if we or any of our affiliates or sublicensees participate in any proceeding to challenge the licensed patent rights (unless, with respect to sublicensees, we terminate the applicable sublicense).

Off Balance Sheet Arrangements

Through December 31, 2020, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

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

Recently Adopted Accounting Pronouncements

Please refer to Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

As of December 31, 2020, we held $148.1 million in cash, cash equivalents, marketable securities, and restricted cash, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in money market funds, U.S. treasury securities, U.S. government agency securities, and corporate bonds.

We are also exposed to market risk related to changes in foreign currency exchange rates, as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. For the year ended December 31, 2020, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AEGLEA BIOTHERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aeglea BioTherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aeglea BioTherapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

March 18, 2021

We have served as the Company’s auditor since 2014.

Aeglea BioTherapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90,095	$19,253
Marketable securities	56,178	52,696
Prepaid expenses and other current assets	3,516	2,556
Total current assets	149,789	74,505
Restricted cash	1,842	1,500
Property and equipment, net	5,642	2,385
Operating lease right-of-use assets	4,230	4,726
Other non-current assets	115	67
TOTAL ASSETS	$161,618	$83,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,254	$3,154
Operating lease liabilities	319	351
Accrued and other current liabilities	13,870	14,854
Total current liabilities	16,443	18,359
Non-current operating lease liabilities	5,129	4,712
Other non-current liabilities	214	31
TOTAL LIABILITIES	21,786	23,102
Commitments and Contingencies (Note 14)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2020 and 2019; no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of December 31, 2020 and 2019, 47,959,086 shares and 29,084,437 shares issued and outstanding as of December 31, 2020 and 2019, respectively	5	3
Additional paid-in capital	415,824	255,142
Accumulated other comprehensive income	11	51
Accumulated deficit	(276,008)	(195,115)
TOTAL STOCKHOLDERS’ EQUITY	139,832	60,081
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$161,618	$83,183

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Grant	$—	$—	$3,888

Operating expenses:
Research and development	59,638	64,600	36,719
General and administrative	21,843	15,734	12,632
Total operating expenses	81,481	80,334	49,351
Loss from operations	(81,481)	(80,334)	(45,463)

Other income (expense):
Interest income	593	2,143	1,172
Other expense, net	(5)	(63)	(57)
Total other income	588	2,080	1,115
Net loss	$(80,893)	$(78,254)	$(44,348)

Net loss per share, basic and diluted	$(1.52)	$(2.45)	$(2.13)
Weighted-average common shares outstanding, basic and diluted	53,371,730	31,949,633	20,822,560

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(80,893)	$(78,254)	$(44,348)
Other comprehensive income (loss):
Foreign currency translation adjustment	19	—	—
Unrealized (loss) gain on marketable securities	(59)	78	75
Total comprehensive loss	$(80,933)	$(78,176)	$(44,273)

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances—December 31, 2017	16,670	$2	$122,950	$(102)	$(72,513)	$50,337
Issuance of common stock in connection with employee stock purchase plan	56	—	207	—	—	207
Issuance of common stock in connection with exercise of stock options	521	—	2,829	—	—	2,829
Issuance of common stock in connection with public and at-the-market offerings, net of offering costs	6,893	—	54,048	—	—	54,048
Stock-based compensation expense	—	—	4,280	—	—	4,280
Unrealized gain on marketable securities	—	—	—	75	—	75
Net loss	—	—	—	—	(44,348)	(44,348)
Balances—December 31, 2018	24,140	$2	$184,314	$(27)	$(116,861)	$67,428
Issuance of common stock in connection with employee stock purchase plan	45	—	307	—	—	307
Issuance of common stock in connection with exercise of stock options	274	—	1,143	—	—	1,143
Issuance of common stock and pre-funded warrants in connection with public offering, net of offering costs	4,625	1	64,502	—	—	64,503
Stock-based compensation expense	—	—	4,876	—	—	4,876
Unrealized gain on marketable securities	—	—	—	78	—	78
Net loss	—	—	—	—	(78,254)	(78,254)
Balances—December 31, 2019	29,084	$3	$255,142	$51	$(195,115)	$60,081
Issuance of common stock in connection with employee stock purchase plan	60	—	366	—	—	366
Issuance of common stock in connection with exercise of stock options	127	—	490	—	—	490
Issuance of common stock and pre-funded warrants in connection with public and at-the-market offerings, net of offering costs	18,688	2	153,570	—	—	153,572
Stock-based compensation expense	—	—	6,256	—	—	6,256
Foreign currency translation adjustment	—	—	—	19	—	19
Unrealized loss on marketable securities	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	(80,893)	(80,893)
Balances—December 31, 2020	47,959	$5	$415,824	$11	$(276,008)	$139,832

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(80,893)	$(78,254)	$(44,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	996	418	293
Purchase net (premium) discount on marketable securities	(286)	504	907
Net amortization of premium (accretion of discount) on marketable securities	73	(818)	(593)
Stock-based compensation	6,256	4,876	4,280
Research and development services settled with stock	—	—	107
Non-cash operating lease expense	628	483	—
Other	(9)	(5)	(40)
Changes in operating assets and liabilities:
Accounts receivable - grant	—	—	3,078
Prepaid expenses and other assets	(1,101)	(346)	(261)
Accounts payable	(544)	2,583	239
Deferred revenue	—	—	(20)
Operating lease liabilities	251	(258)	—
Accrued and other liabilities	(1,146)	5,125	4,165
Net cash used in operating activities	(75,775)	(65,692)	(32,193)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,280)	(1,492)	(422)
Purchases of marketable securities	(129,000)	(91,926)	(62,179)
Proceeds from maturities and sales of marketable securities	125,676	91,679	47,370
Net cash used in investing activities	(7,604)	(1,739)	(15,231)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and pre-funded warrants in public and at-the-market offerings, net of offering costs	153,716	64,298	54,048
Proceeds from employee stock plan purchases and stock option exercises	816	1,450	3,020
Principal payments on finance lease obligation	(20)	(25)	—
Net cash provided by financing activities	154,512	65,723	57,068
Effect of exchange rate on cash, cash equivalents, and restricted cash	51	—	—
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	71,184	(1,708)	9,644

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Beginning of period	20,753	22,461	12,817
End of period	$91,937	$20,753	$22,461

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Leased assets obtained in exchange for lease obligations	$172	$5,294	$—
Unpaid amounts related to purchase of property and equipment	$224	$356	$92

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Notes to Consolidated Financial Statements

1.  The Company and Basis of Presentation

Aeglea BioTherapeutics, Inc. (“Aeglea” or the “Company”) is a clinical-stage biotechnology company redefining the potential of human enzyme therapeutics to benefit people with rare metabolic diseases with limited treatment options. The Company was formed as a Limited Liability Company (LLC) in Delaware on December 16, 2013 under the name Aeglea BioTherapeutics Holdings, LLC and was converted from a Delaware LLC to a Delaware corporation on March 10, 2015. The Company operates in one segment and has its principal offices in Austin, Texas.

Liquidity

As of December 31, 2020, the Company had working capital of $133.3 million, an accumulated deficit of $276.0 million, and cash, cash equivalents, marketable securities, and restricted cash of $148.1 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s products will require significant additional financing.

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

Based upon the Company’s current operating plans, the Company believes that it has sufficient resources to fund operations into 2023 with its existing cash, cash equivalents, and marketable securities. The Company will need to secure additional funding in the future, in order to carry out all of its planned research and development activities. If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) as defined by the Financial Accounting Standards Board (“FASB”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash

Restricted cash consists of money market accounts held by financial institutions as collateral for the Company’s obligations under a credit agreement and a facility lease for the Company’s corporate headquarters in Austin, TX.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, marketable securities, and restricted cash. The Company’s investment policy limits investments to high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies, highly rated banks, and corporate issuers, subject to certain concentration limits and restrictions on maturities. The Company’s cash, cash equivalents, marketable securities, and restricted cash are held by financial institutions that management believes are of high credit quality. Amounts on deposit may at times exceed federally insured limits. The Company has not experienced any losses on its deposits of cash, cash equivalents, and restricted cash and its accounts are monitored by management to mitigate risk. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents, and restricted cash, and bond issuers.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the years ended December 31, 2020, 2019, and 2018.

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

Income Taxes

The Company and its nine wholly owned subsidiary corporations use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the tax bases of assets and liabilities. Additionally, any changes in income tax laws are immediately recognized in the year of enactment.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law in response to COVID-19. The CARES Act includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, technical corrections on net operating loss carryforwards for fiscal year taxpayers and allowing accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact and determined the CARES Act did not have a material impact on its consolidated financial condition or results of operations as of and for the year ended December 31, 2020.

Comprehensive Loss

Comprehensive loss is the change in stockholders’ equity from transactions and other events and circumstances other than those resulting from investments by stockholders and distributions to stockholders. The Company’s other comprehensive income (loss) is currently comprised of changes in unrealized losses and gains on available-for-sale securities and foreign currency translation adjustments reflecting the cumulative effect of changes in exchange rates between the foreign entity’s functional currency and the reporting currency.

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

3.  Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables sets forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$6,700	$—	$—	$6,700
U.S. treasury securities	—	57,181	—	57,181
U.S. government agency securities	—	66,893	—	66,893
Corporate bonds	—	3,001	—	3,001
Total financial assets	$6,700	$127,075	$—	$133,775

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$7,023	$—	$—	$7,023
Reverse repurchase agreements	—	6,250	—	6,250
Commercial paper	—	15,193	—	15,193
Corporate bonds	—	39,750	—	39,750
Total financial assets	$7,023	$61,193	$—	$68,216

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

4.  Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$6,700	$—	$—	$6,700
U.S. treasury securities	4,005	—	(1)	4,004
U.S. government agency securities	66,895	—	(2)	66,893
Total cash equivalents	77,600	—	(3)	77,597

Marketable securities:
U.S. treasury securities	53,183	1	(7)	53,177
Corporate bonds	3,000	1	—	3,001
Total marketable securities	$56,183	$2	$(7)	$56,178

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$7,023	$—	$—	$7,023
Reverse repurchase agreements	6,250	—	—	6,250
Commercial paper	2,247	—	—	2,247
Total cash equivalents	15,520	—	—	15,520

Marketable securities:
Commercial paper	12,931	15	—	12,946
Corporate bonds	39,714	45	(9)	39,750
Total marketable securities	$52,645	$60	$(9)	$52,696

The reverse repurchase agreements are settled in cash nightly, and as such are classified as cash equivalents.

The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2020 and 2019, aggregated by major security type and length of time in a continuous unrealized loss position:

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$43,183	$(8)	$—	$—	$43,183	$(8)
U.S. government agency securities	66,893	(2)	—	—	66,893	(2)
Total marketable securities	$110,076	$(10)	$—	$—	$110,076	$(10)

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$13,022	$(9)	$—	$—	$13,022	$(9)

As of December 31, 2020 and 2019, the Company held 16 and 13 debt securities, respectively, that were in an unrealized loss position. The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. As of December 31, 2020 and 2019, an allowance for credit losses had not been recognized. Given our intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, we do not consider these marketable securities to be impaired as of December 31, 2020 and 2019.

There were no realized gains or losses on marketable securities for the years ended December 31, 2020 and 2018. A realized gain is included in other expense, net for the year ended December 31, 2019. Interest on marketable securities is included in interest income. Accrued interest receivable on available-for-sale debt securities totaled $0.2 million and $0.3 million as of December 31, 2020 and 2019, respectively, and is excluded from the estimate of credit losses.

The following table summarizes the contractual maturities of the Company's marketable securities at estimated fair value (in thousands):

	December 31,
	2020	2019
Due in one year or less	$56,178	$49,687
Due in 1 - 2 years	—	3,009
Total marketable securities	$56,178	$52,696

The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.

5.  Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$1,916	$1,085
Furniture and office equipment	747	396
Computer equipment	56	50
Software	132	96
Leasehold improvements	4,774	1,813
Property and equipment, gross	7,625	3,440
Less: Accumulated depreciation and amortization	(1,983)	(1,055)
Property and equipment, net	$5,642	$2,385

Depreciation and amortization expense for the years ended December 31, 2020, 2019, and 2018 was $1.0 million, $0.4 million, and $0.3 million, respectively. All of the Company’s long-lived assets are located in the United States.

6.  Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Accrued compensation	$3,712	$3,273
Accrued contracted research and development costs	8,620	10,485
Accrued professional and consulting fees	1,074	627
Other	464	469
Total accrued and other current liabilities	$13,870	$14,854

7. Leases

The Company leases certain office space, laboratory facilities, and equipment. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional three to five years. These optional periods have not been considered in the determination of the right-of-use-assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options. The Company performed evaluations of its contracts and determined it has both operating and finance leases. Variable lease expense for these leases primarily consists of common area maintenance and other operating costs.

In April 2019, the Company entered into a lease agreement (the “Las Cimas Lease”) for its corporate headquarters and laboratory space located in Austin, TX. The Las Cimas Lease includes approximately 30,000 square feet and commenced on April 30, 2019, with an expiration on April 30, 2028. The Company posted a customary letter of credit in the amount of $1.5 million as security, which is subject to automatic reductions per the terms of the Las Cimas Lease. A tenant allowance of up to $1.0 million is provided by the lessor. As of December 31, 2020, the Company has been reimbursed $0.9 million of the tenant allowance.

The following table summarizes the Company’s recognition of its operating and finance leases (in thousands):

		December 31,
	Classification	2020	2019
Assets
Operating	Operating lease right-of-use assets	$4,230	$4,726
Finance	Other non-current assets	68	56
Total leased assets		4,298	4,782

Leases
Current
Operating	Operating lease liabilities	319	351
Finance	Accrued and other current liabilities	27	28
Non-current
Operating	Non-current operating lease liabilities	5,129	4,712
Finance	Other non-current liabilities	45	31
Total lease liabilities		$5,520	$5,122

The following table summarizes the weighted-average remaining lease term and discount rates for the Company’s operating and finance leases:

	December 31,
	2020	2019
Lease term (years)
Operating leases	7.3	7.7
Finance leases	2.6	2.0

Discount rate
Operating leases	10.7%	10.6%
Finance leases	10.2%	9.5%

The following table summarizes the lease costs pertaining to the Company’s operating leases (in thousands):

	Year Ended December 31,
	2020	2019	2018
Operating lease cost	$1,258	$946	$401
Variable lease cost	665	331	198
Total lease cost	$1,923	$1,277	$599

Cash paid for amounts included in the measurement of operating lease liabilities during the years ended December 31, 2020 and 2019 was $1.3 million and $0.7 million, respectively, and was included within net cash used in operating activities in the cash flows.

The maturities of the Company’s operating and finance lease liabilities as of December 31, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
2021	$995	$32
2022	1,033	32
2023	1,064	17
2024	1,096	—
2025	1,129	—
Thereafter	2,765	—
Total lease payments	8,082	81
Less:
Imputed interest	(2,525)	(9)
Tenant allowance	(109)	—
Total	$5,448	$72

8.  Stockholders’ Equity

The Company is authorized to issue 510,000,000 shares of capital stock of which 500,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock, all with a par value of $0.0001 per share. Each holder of common stock is entitled to one vote for each share of common stock held. The Company’s common stock is not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the board of directors, in its discretion, determines to issue dividends and then only at the times and in the amounts that the board of directors may determine. As of December 31, 2020 and 2019, no common stock dividends had been declared by the board of directors and there were no shares of preferred stock outstanding.

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

In February 2019, the Company issued and sold 4,625,000 shares of common stock at a public offering price of $8.00 per share and pre-funded warrants to purchase up to 4,000,000 shares of common stock at a public offering price of $7.9999 per warrant in an underwritten public offering pursuant to a shelf registration statement on Form S-3. This includes the full exercise by the underwriters of their option to purchase up to 1,125,000 additional shares of common stock. The net proceeds to the Company from this public offering were $64.5 million, after deducting underwriting discounts and commissions of $4.1 million and offering costs of $0.4 million.

In April 2020, the Company issued and sold 15,442,303 shares of common stock at a public offering price of $4.75 per share and pre-funded warrants to purchase up to 13,610,328 shares of common stock at a public offering price of $4.7499 per warrant in an underwritten public offering pursuant to a shelf registration statement on Form S-3. This includes the full exercise by the underwriters of their option to purchase up to 3,789,473 additional shares of common stock. The net proceeds to the Company from this public offering were $129.0 million, after deducting underwriting discounts and commissions of $8.2 million and offering costs of $0.8 million.

The public offering price for the pre-funded warrants sold in February 2019 and April 2020 was equal to the public offering price of the common stock, less the $0.0001 per share exercise price of each warrant. The warrants were recorded as a component of stockholders’ equity within additional paid-in capital and have no expiration date. Per the terms of the warrant agreements, the outstanding warrants to purchase shares of common stock may not be exercised if the holder’s ownership of the Company’s common stock would exceed 4.99% (“Maximum Ownership Percentage”). By written notice to the Company, the holders of the pre-funded warrants purchased in February 2019 may increase or decrease the Maximum Ownership Percentage, and the holders of the pre-funded warrants purchased in April 2020 may increase or decrease the Maximum Ownership Percentage to any other percentage not in excess of 19.99%. The revised Maximum Ownership Percentage would be effective 61 days after the notice is received by the Company.

As of December 31, 2020, the following pre-funded warrants to purchase common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
February 8, 2019	None	$0.0001	4,000,000
April 30, 2020	None	$0.0001	13,610,328
Total pre-funded warrants			17,610,328

At-The-Market Offering

In May 2017, the Company entered into a sales agreement with JonesTrading Institutional Services LLC, as sales agent and underwriter, to issue and sell shares of its common stock for an aggregate offering price of $20.0 million under an at-the-market (“2017 ATM’) offering program. In October 2018, the Company issued and sold 1,845,820 shares of common stock in a single transaction under the 2017 ATM, for gross proceeds $17.0 million, resulting in net proceeds of $16.4 million, after deducting underwriting discounts, commissions, and offering costs. The 2017 ATM agreement was subsequently terminated in December 2018.

In April 2020, the Company entered into a new sales agreement with JonesTrading Institutional Services LLC, as sales agent, to issue and sell shares of its common stock for an aggregate offering price of $60.0 million under an at-the-market (“2020 ATM”) offering program. In the fourth quarter of 2020, the Company issued and sold 3,245,077 shares of common stock under the 2020 ATM for gross proceeds of $25.3 million, resulting in net proceeds of $24.6 million, after deducting underwriting discounts, commissions, and offering costs. As of the date of the filing of this report, $34.7 million of our common stock remained available for sale pursuant to the 2020 ATM.

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

The contract ended in May 2018 with the full $19.8 million grant recognized as revenue over the life of the award. For the years ended December 31, 2020 and 2019, the Company recognized no grant revenue. For the year ended December 31, 2018, the Company recognized $3.9 million in grant revenues for qualified expenditures under the grant.

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

As of December 31, 2020, a total of 204,482 shares of common stock are subject to options outstanding under the 2015 Plan and will become available under the 2016 Equity Incentive Plan (“2016 Plan”) to the extent the options are forfeited or lapse unexercised.

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

In October 2018, the 2016 plan was amended to increase the number of shares of common stock reserved for issuance thereunder by 1,759,602 shares, extend the term of the 2016 Plan through August 7, 2028, and provide for an automatic increase in the number of shares reserved for issuance thereunder on January 1 of each year for the remaining term of the plan equal to (a) 4.0% of the number of issued and outstanding shares of common stock on December 31 of the immediately preceding year, or (b) a lesser amount as approved by the board each year. The superseded 2016 Plan provision to provide an annual increase in the number of shares available for issuance required the Company’s board of directors to approve the increase, up to 4%, prior to January 1 of each relevant year. As a result of the operation of each of these provisions, on January 1, 2020, 2019, and 2018, an additional 1,163,377, 965,603, and 666,807 shares, respectively, became available for issuance under the 2016 Plan.

As of December 31, 2020, the total number of shares reserved for issuance under the 2016 Plan was 6,883,659, of which 5,299,662 shares were subject to outstanding option awards and restricted unit awards.

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

As of December 31, 2020, the total number of shares reserved for issuance under the 2018 Plan was 1,100,000, of which 81,900 shares were subject to outstanding option awards.

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

In June 2018, the 2016 ESPP was amended to provide for an automatic annual increase in the number of shares reserved for issuance thereunder on January 1 of each year for the remaining term of the year equal to (a) 1.0% of the number of issued and outstanding shares of common stock on December 31 of the immediately preceding year, or (b) a lesser amount as approved by the board of directors each year. As a result of the operation of this provision, on January 1, 2020 and 2019, an additional 290,844 and 241,400 shares, respectively, became available for issuance under the 2016 ESPP. As of December 31, 2020, the reserve remaining and available for future issuance under the 2016 ESPP was 478,298 shares.

The following table summarizes employee and non-employee stock option activity for the year ended December 31, 2020:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	3,889,188	$7.37	8.10	$3,642
Granted	1,963,100	7.97
Exercised	(127,376)	3.85
Forfeited	(367,068)	7.84
Outstanding as of December 31, 2020	5,357,844	$7.64	7.92	$3,788
Options vested and expected to vest as of December 31, 2020	5,003,406	$7.58	7.86	$3,783
Options exercisable as of December 31, 2020	2,654,899	$7.24	7.11	$3,041

The aggregate intrinsic value of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of the reporting date.

For the years ended December 31, 2020, 2019, and 2018, the weighted-average grant date fair value of options granted was $4.68, $8.09, and $8.03, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018 was $0.4 million, $1.0 million and $1.9 million, respectively.

There were no stock options issued to non-employees during the years ended December 31, 2020, 2019, and 2018. For the years ended December 31, 2020 and 2018, 1,663 and 6,626 non-employee stock options, respectively, vested in the period. For the year ended December 31, 2019, no non-employee stock options vested in the period.

Restricted Common Stock Units

The Company granted 228,200 restricted stock units (“RSUs”) during the year ended December 31, 2020 to certain employees with regulatory, commercial, and clinical milestones in addition to a service condition. As of December 31, 2020, the performance conditions of these RSUs were not probable of being achieved. If and when the performance milestones are deemed probable of being achieved within the required time frame, the Company may recognize up to $1.9 million of stock-based compensation.

The following table summarizes employee restricted stock activity for the year ended December 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2019	—	$—
Granted	228,200	8.13
Vested	—	—
Forfeited	—	—
Unvested restricted stock units as of December 31, 2020	228,200	$8.13

There were no RSUs granted to non-employees during the year ended December 31, 2020.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized from the Company’s equity incentive plans, 2018 Plan, and the 2016 ESPP for the years ended December 31, 2020, 2019, and 2018 was as follows (in thousands):

	Year Ended December 31,
	2020		2019		2018
	Employees	Non- Employees	Employees	Non- Employees	Employees	Non- Employees
Research and development	$2,168	$36	$1,828	$—	$1,440	$234
General and administrative	4,052	—	3,048	—	2,606	—
Total stock-based compensation expense	$6,220	$36	$4,876	$—	$4,046	$234

No related tax benefits were recognized for the years ended December 31, 2020, 2019, and 2018 (see Note 12).

The employee and non-employee awards contain both performance and service-based vesting conditions. No expense was recognized for the unvested employee and non-employee awards with only a performance condition for the years ended December 31, 2020, 2019, and 2018. The performance-based vesting conditions represent specific performance targets. Compensation expense for employee and non-employee share-based payment awards with performance conditions is recognized when the performance condition is deemed probable of achievement.

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

As of December 31, 2020, the Company had an aggregate of $12.3 million of unrecognized stock-based compensation expense for options outstanding, which is expected to be recognized over a weighted average period of 2.5 years.

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

The fair value of the stock options granted under the 2018 Plan, 2016 Plan, and 2015 Plan and the shares available for purchase under the 2016 ESPP were determined using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used in calculating the fair value of the awards:

	Year Ended December 31,
	2020	2019	2018
2018 Plan, 2016 Plan, and 2015 Plan
Expected term (in years)	6.10	6.01	5.20
Expected volatility	76%	80%	74%
Risk-free interest	1.06%	2.32%	2.42%
Dividend yield	0%	0%	0%
2016 ESPP
Expected term (in years)	0.50	0.50	0.50
Expected volatility	76%	70%	66%
Risk-free interest	0.75%	2.11%	2.20%
Dividend yield	0%	0%	0%

11.  Defined Contribution Plan

The Company sponsors a 401(k) retirement plan in which substantially all of its full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. During the years ended December 31, 2020, 2019, 2018, the Company provided $0.5 million, $0.3 million, and $0.2 million, respectively, in contributions to the plan.

12.  Income Taxes

For the years ended December 31, 2020, 2019, and 2018, the Company recognized no provision or benefit from income taxes. The difference between the Company’s provision for income taxes and the amounts computed by applying the statutory federal income tax rate to income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Tax provision derived by applying the federal statutory rate to income before income taxes	$(16,988)	$(16,433)	$(9,313)
Permanent differences and other	482	(98)	264
Federal tax credits	(3,905)	(3,599)	(1,211)
State tax credits	(251)	(229)	464
Change in the valuation allowance	20,662	20,359	9,796
Income tax expense /(benefit)	$—	$—	$—

The components of the deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforward	$51,708	$36,093
Intangible assets	51	45
Accrued expense	598	605
Stock-based compensation	2,087	1,237
Federal tax credits	14,764	10,859
State tax credits	839	588
Other	299	126
Total deferred tax assets	70,346	49,553
Deferred tax liabilities
Depreciable assets	(203)	(72)
Total deferred tax liabilities	(203)	(72)
Less: Valuation allowance	(70,143)	(49,481)
Deferred tax assets, net	$—	$—

The Company has established a full federal and state valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of the deferred tax asset based on the Company’s lack of earnings history. The valuation allowance increased by $20.7 million, $20.4 million, and $9.8 million during the years ended December 31, 2020, 2019, and 2018, respectively, primarily due to continuing loss from operations.

As of December 31, 2020 and 2019, the Company had U.S. net operating loss carryforwards (“NOL”) of $246.2 million and $171.9 million, respectively. As of December 31, 2020 and 2019, the Company had U.S. tax credit carryforwards of $14.8 million and $10.9 million, respectively, and state tax credit carryforwards of $0.8 million and $0.6 million, respectively. The net operating loss and tax credit carryforwards of $58.4 million and $11.1 million, respectively, will begin to expire in 2033, if not utilized. The net operating loss and credit carryforwards are subject to Internal Revenue Service adjustments until the statute closes on the year the net operating loss or tax credits are utilized.

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 or 383 of the Internal Revenue Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Additionally, the separate return limitation year (“SRLY”) rules may apply to losses of the Company’s seven wholly owned U.S. subsidiary corporations. The SRLY rules limit the consolidated group’s use of a subsidiary corporation’s net operating losses to the amount of income generated by the subsidiary corporation after it becomes a member of the group. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Additionally, the Company does not expect any unrecognized tax benefits to change significantly over the next twelve months. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

The Company is subject to examination by taxing authorities in its significant jurisdictions for the 2017 and subsequent years. However, due to NOL and tax attribute carryovers, the taxing authorities have the ability to adjust the NOLs and other tax attributes related to closed years. As of December 31, 2020 and 2019, there were no amounts recorded for uncertain tax positions. As of December 31, 2020, undistributed earnings of the Company’s newly incorporated foreign subsidiaries are immaterial. Under the Global Intangible Low-Taxed Income (“GILTI”) provisions of the 2017 Tax Cuts and Jobs Act, U.S. income taxes have been incurred on the undistributed earnings of the foreign subsidiaries and therefore, the tax impact upon distribution is limited to state income and withholding taxes and is not material.

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

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Options to purchase common stock	5,049,435	3,874,817	3,014,984
Unvested restricted stock units	105,995	—	—

14.  Research and License Agreements

License Agreements

In December 2013, two of the Company’s wholly owned subsidiaries AECase, Inc. and AEMase, Inc. each entered into an exclusive, worldwide license agreement, including the right to grant sublicenses, with the University of Texas at Austin (the “University”) for certain intellectual property owned by the University related to cystinase and methioninase. In January 2017, the Company and the University entered into an Amended and Restated Patent License Agreement (the “Restated License”), which consolidated the two license agreements, revised certain obligations, and licensed additional patent applications and invention disclosures to us. The Restated License was amended in August 2017, December 2017, and December 2018 to revise diligence milestones and license additional patent applications, including our program candidates under the AGLE177 and Cystinuria Programs.

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

For the years ended December 31, 2020, 2019 and 2018, the Company paid $0.1 million in license fees annually.

15.  Selected Quarterly Financial Data (Unaudited)

Selected quarterly results from operations for the years ended December 31, 2020 and 2019 are as follows (in thousands, except per share amounts):

	2020 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Loss from operations	$(19,022)	$(21,560)	$(18,123)	$(22,776)
Net loss	(18,728)	(21,418)	(18,033)	(22,714)
Basic and diluted net loss per common share	$(0.57)	$(0.40)	$(0.29)	$(0.35)

	2019 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Loss from operations	$(17,657)	$(18,622)	$(22,146)	$(21,909)
Net loss	(17,167)	(18,019)	(21,573)	(21,495)
Basic and diluted net loss per common share	$(0.59)	$(0.55)	$(0.66)	$(0.65)

16. Subsequent Events

On December 9, 2020 certain pre-funded warrant holders notified the Company that pursuant to the terms of its warrant to purchase common stock they would like to raise the amount of the Maximum Ownership Percentage to 9.9% from its current level of 4.99%. This change became effective on February 8, 2021.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Entry into Registration Rights Agreement

On March 16, 2021, we entered into a registration rights agreement, or the Registration Rights Agreement, with Baker Brothers Life Sciences, L.P. and 667, L.P., or the Baker Funds, pursuant to which the Baker Funds are entitled to certain resale registration rights with respect to shares of our common stock held by the Baker Funds, or Registrable Securities. Under the Registration Rights Agreement, following a request by the Baker Funds, we are obligated to file a resale registration statement on Form S-3, or other appropriate form, covering Registrable Securities. Under the Registration Rights Agreement, the Baker Funds also have the right to up to two underwritten public offerings or block trades per calendar year, but no more than three underwritten public offerings and eight block trades in total, to effect the sale or distribution of their Registrable Securities, subject to specified exceptions, conditions and limitations. The Registration Rights Agreement also includes customary indemnification obligations in connection with registrations conducted pursuant to the Registration Rights Agreement. The rights of the Baker Funds under the Registration Rights Agreement terminate automatically upon the earlier to occur of the following events: (i) all Registrable Securities covered by the Registration Rights Agreement have been sold pursuant to an effective registration statement; (ii) all Registrable Securities covered by the Registration Rights Agreement have been sold pursuant to Rule 144, or other similar rule; (iii) at any time after the Baker Funds are no longer our affiliate, all Registrable Securities covered by the Registration Rights Agreement may be resold by the Baker Funds without limitations as to volume or manner of sale pursuant to Rule 144; or (iv) ten (10) years after the date of the Registration Rights Agreement.

The foregoing is only a brief description of the terms of the Registration Rights Agreement and the transactions contemplated thereby and is qualified in its entirety by reference to the Agreement that is filed as Exhibit 4.5 hereto.

Appointment of Principal Financial Officer

As previously disclosed, Charles N. York resigned from his position as Chief Financial Officer and principal financial officer as of February 12, 2021. On March 16, 2021, the Board of Directors appointed Anthony Quinn, age 59, our current Chief Executive Officer as our principal financial officer, effective immediately. Dr. Quinn has served as a director since March 2016 and has served as our President and Chief Executive Officer since July 2018. Dr. Quinn previously served as our interim Chief Medical Officer between April 2017 and July 2017 and served as our interim Chief Executive Officer between July 2017 and July 2018. Since October 2015, Dr. Quinn has worked as a private consultant for IDBioPharm Consulting LLC. Dr. Quinn received a B.MSc in General Pathology and a M.B Ch.B in Medicine from the University of Dundee. Dr. Quinn later earned a Ph.D. in Cancer Research from the University of Newcastle upon Tyne.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements

See Index to Financial Statements at Item 8 herein.

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

		Incorporate by Reference
Exhibit				Date of	Exhibit	Filed
Number	Description of Document	Form	File No.	Filing	No.	Herewith

3.1	Restated Certificate of Incorporation	S-1/A	333-205001	9/14/2015	3.2

3.2	Amended and Restated Bylaws	8-K	001-37722	4/3/2020	3.1

4.1	Form of Common Stock Certificate.	S-1/A	333-205001	9/14/2015	4.1

4.2	Form of Pre-Funded Warrants 2019	8-K	001-37722	2/7/2019	4.1

4.3	Description of the Registrant's securities					X

4.4	Form of Pre-Funded Warrants 2020	8-K	001-37722	4/28/2020	4.1

4.5	Registration Rights Agreement, dated March 16, 2021, by and among the Registrant and Baker Brothers Life Sciences, L.P. and 667, L.P.					X

10.1	Form of Amended and Restated Indemnification Agreement.	10-Q	001-37722	8/9/2018	10.1

10.2‡	2015 Equity Incentive Plan and forms of award agreements.	S-1	333-205001	6/16/2015	10.2

10.3‡	2016 Equity Incentive Plan and forms of award agreements, as amended.	10-Q	001-37722	11/8/2018	10.2

10.4‡	2016 Employee Stock Purchase Plan and forms of award agreements, as amended.	10-K	001-37722	3/7/2019	10.4

10.5‡	2018 Equity Inducement Plan	S-8	333-223614	3/13/2018	99.2

10.6‡	Form of Stock Restriction Agreement.	S-1	333-205001	6/16/2015	10.5

10.7‡	Form of Severance Agreement	8-K	001-37722	4/16/2018	10.1

10.8†	Sponsored Research Agreement No. UTA13-001113, dated December 24, 2013, between The University of Texas at Austin (“UT-Austin”) and Aeglea BioTherapeutics, Inc., Aeglea Development Company, Inc., AERase, Inc., AEMase, Inc., AECase, Inc., AE4ase, Inc., AE5ase, Inc. and AE6ase., Inc., as amended.	10-Q	001-37722	11/7/2017	10.3

		Incorporate by Reference
Exhibit				Date of	Exhibit	Filed
Number	Description of Document	Form	File No.	Filing	No.	Herewith

10.9	Office Lease, dated November 24, 2014, between Barton Oaks Office Center, LLC and the Registrant.	S-1	333-205001	6/16/2015	10.11

10.10	First Amendment to Office Lease and Assignment and Assumption of Lease dated September 20, 2016 to Office Lease dated November 24, 2014, between Barton Oaks Office Center, LLC, Aeglea Development Company, Inc., and Aeglea BioTherapeutics, Inc.	10-Q	001-37722	11/9/2016	10.1

10.11†	Amended and Restated Patent License Agreement No. PM1401501, dated January 31, 2017, between the Registrant and The University of Texas at Austin on behalf of the Board of Regents of the University of Texas system	10-K	001-37722	3/7/2019	10.12

10.12†	Cancer Research Grant Contract, dated June 15, 2015, between AERase, Inc. and the Cancer Prevention Research Institute of Texas.	S-1	333-205001	6/16/2015	10.15

10.13‡	Offer Letter, dated June 16, 2014, issued by the Registrant to Mr. Charles N. York II.	10-K	001-37722	3/23/2017	10.19

10.14‡	Offer Letter, dated July 18, 2018, by and between the Registrant and Anthony G. Quinn	8-K	001-37722	7/23/2018	10.1

10.15‡	Severance Agreement, dated July 18, 2018, by and between the Registrant and Anthony G. Quinn	8-K	001-37722	7/23/2018	10.2

10.16†	Master Services Agreement, dated November 26, 2018, between the Registrant, Fujifilm Diosynth Biotechnologies UK Limited, Fujifilm Diosynth Biotechnologies Texas, LLC, and Fujifilm Diosynth Biotechnologies U.S.A, Inc.	10-K	001-37722	3/7/2019	10.18

10.17	Lease Agreement dated April 30, 2019, between Las Cimas Owner LP and the Registrant	10-Q	001-37722	5/7/2019	10.1

10.18‡	Offer letter, dated March 13, 2020 issued by the Registrant to Dr. Leslie Sloan	10-Q	001-37722	5/7/2020	10.1

10.19‡	Severance Agreement dated August 7, 2019 by and between the Registrant and Dr. Leslie Sloan	10-Q	001-37722	5/7/2020	10.2

10.20	Capital on DemandTM Sales Agreement, dated April 16, 2020, by and between Aeglea BioTherapeutics, Inc. and JonesTrading Institutional Services LLC	8-K	001-37722	4/16/2020	1.1

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney. Reference is made to the signature page hereto.					X

Incorporate by Reference
Exhibit				Date of	Exhibit	Filed
Number	Description of Document	Form	File No.	Filing	No.	Herewith

31.1	Certification of the Principal Executive Officer and Prinicipal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL and contained in Exhibit 101

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

Date: March 18, 2021

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Anthony G. Quinn, M.B Ch.B, Ph.D.
Anthony G. Quinn, M.B Ch.B, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony G. Quinn, M.B. Ch.B, Ph.D., jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony G. Quinn, M.B Ch.B, Ph.D.	President, Chief Executive Officer and Director	March 18, 2021
Anthony G. Quinn, M.B. Ch.B, Ph.D.	(Principal Executive Officer and Principal Financial Officer)

/s/ Steven Weber	Vice President and Corporate Controller	March 18, 2021
Steven Weber	(Principal Accounting Officer)

/s/ Russell J. Cox	Director	March 18, 2021
Russell J. Cox

/s/ Sandesh Mahatme, LLM	Director	March 18, 2021
Sandesh Mahatme, LLM

/s/ Armen Shanafelt, Ph.D.	Director	March 18, 2021
Armen Shanafelt, Ph.D.

/s/ Ivana Magovcevic-Liebisch, Ph.D.
Ivana Magovcevic-Liebisch, Ph.D.	Director	March 18, 2021

/s/ Bryan Lawlis, Ph.D.
Bryan Lawlis, Ph.D.	Director	March 18, 2021

/s/ Alison Lawton	Director	March 18, 2021
Alison Lawton

/s/ Sara Brownstein	Director	March 18, 2021
Sara Brownstein