Form 10-Q
period 2021-03-31
Aeglea BioTherapeutics, Inc.
filed 2021-05-10
CIK 1636282

T W

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 5, 2021, the registrant had 49,023,640 shares of common stock, $0.0001 par value per share, outstanding.

AEGLEA BIOTHERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, potential therapeutic benefits and economic value of our product candidates, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, and our ability to recognize milestone and royalty payments from commercialization agreements, the expected impact of the COVID-19 pandemic on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$80,231	$90,095
Marketable securities	46,429	56,178
Accounts receivable - license	21,500	—
Prepaid expenses and other current assets	3,252	3,516
Total current assets	151,412	149,789
Restricted cash	1,845	1,842
Property and equipment, net	5,518	5,642
Operating lease right-of-use assets	4,123	4,230
Other non-current assets	716	115
TOTAL ASSETS	$163,614	$161,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,878	$2,254
Operating lease liabilities	315	319
Deferred revenue	19,226	—
Accrued and other current liabilities	10,951	13,870
Total current liabilities	32,370	16,443
Non-current operating lease liabilities	5,009	5,129
Deferred revenue, net of current portion	2,274	—
Other non-current liabilities	206	214
TOTAL LIABILITIES	39,859	21,786
Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2021 and December 31, 2020; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 49,019,901 shares and 47,959,086 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	417,951	415,824
Accumulated other comprehensive income	25	11
Accumulated deficit	(294,226)	(276,008)
TOTAL STOCKHOLDERS’ EQUITY	123,755	139,832
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$163,614	$161,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Operating expenses:
Research and development	$11,855	$14,562
General and administrative	6,354	4,460
Total operating expenses	18,209	19,022
Loss from operations	(18,209)	(19,022)

Other income (expense):
Interest income	22	300
Other expense, net	(31)	(6)
Total other income (expense)	(9)	294
Net loss	$(18,218)	$(18,728)

Net loss per share, basic and diluted	$(0.28)	$(0.57)
Weighted-average common shares outstanding, basic and diluted	65,604,336	33,097,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(18,218)	$(18,728)
Other comprehensive income (loss):
Foreign currency translation adjustment	4	—
Unrealized gain (loss) on marketable securities	10	(185)
Total comprehensive loss	$(18,204)	$(18,913)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2021 and 2020
			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances - December 31, 2020	47,959	$5	$415,824	$11	$(276,008)	$139,832
Issuance of common stock in connection with employee stock purchase plan	38	—	224	—	—	224
Issuance of common stock in connection with exercise of stock options	23	—	146	—	—	146
Issuance of common stock in connection with exercise of pre-funded warrants	1,000	—	—	—	—	—
Stock-based compensation expense	—	—	1,757	—	—	1,757
Foreign currency translation adjustment	—	—	—	4	—	4
Unrealized gain on marketable securities	—	—	—	10	—	10
Net loss	—	—	—	—	(18,218)	(18,218)
Balances - March 31, 2021	49,020	$5	$417,951	$25	$(294,226)	$123,755

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances - December 31, 2019	29,084	$3	$255,142	$51	$(195,115)	$60,081
Issuance of common stock in connection with employee stock purchase plan	26	—	174	—	—	174
Issuance of common stock in connection with exercise of stock options	37	—	115	—	—	115
Stock-based compensation expense	—	—	1,348	—	—	1,348
Unrealized loss on marketable securities	—	—	—	(185)	—	(185)
Net loss	—	—	—	—	(18,728)	(18,728)
Balances - March 31, 2020	29,147	$3	$256,779	$(134)	$(213,843)	$42,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,218)	$(18,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	355	154
Purchase net (premium) discount on marketable securities	(174)	19
Net amortization of premium (accretion of discount) on marketable securities	181	(48)
Stock-based compensation	1,757	1,348
Non-cash operating lease expense	108	152
Changes in operating assets and liabilities:
Accounts receivable - license	(21,500)	—
Prepaid expenses and other assets	(340)	(2,696)
Accounts payable	(376)	262
Operating lease liabilities	(123)	(92)
Deferred revenue	21,500	—
Accrued and other liabilities	(2,700)	(2,065)
Net cash used in operating activities	(19,530)	(21,694)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(450)	(1,389)
Purchases of marketable securities	(24,250)	(4,000)
Proceeds from maturities of marketable securities	34,000	20,142
Net cash provided by investing activities	9,300	14,753

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from employee stock plan purchases and stock option exercises	367	289
Principal payments on finance lease obligation	(5)	(7)
Net cash provided by financing activities	362	282
Effect of exchange rate on cash, cash equivalents, and restricted cash	7	—
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(9,861)	(6,659)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Beginning of period	91,937	20,753
End of period	$82,076	$14,094

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Leased assets obtained in exchange for lease obligations	$—	$137
Unpaid amounts related to purchase of property and equipment	$—	$1,057

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

Liquidity

As of March 31, 2021, the Company had working capital of $119.0 million, an accumulated deficit of $294.2 million, and cash, cash equivalents, marketable securities, and restricted cash of $128.5 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s products will require significant additional financing.

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of March 31, 2021, and its results of operations for the three months ended March 31, 2021 and 2020, changes in stockholders’ equity for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The December 31, 2020 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2020 as filed with the SEC.

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

Any unrealized losses from declines in fair value below the amortized cost basis as a result of non-credit loss factors is recognized as a component of accumulated other comprehensive income (loss), along with unrealized gains. Realized gains and losses and declines in fair value, if any, on available-for-sale securities are included in other income (expense) in the results of operations. The cost of securities sold is based on the specific-identification method.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the three months ended March 31, 2021 and 2020.

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

Financial instruments carried at fair value include cash, cash equivalents, marketable securities, and restricted cash. The carrying amount of accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their relatively short maturities.

Revenue Recognition

Under ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company assesses its license arrangements within the scope of Topic 606 in accordance with this framework as follows:

License revenue

The Company assesses whether the goods or services promised within each contract are distinct to identify those that are performance obligations. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. In assessing whether a promised good or service is distinct, and therefore a performance obligation, the Company considers factors such as the research, stage of development of the licensed product, manufacturing and commercialization capabilities of the customer and the availability of the associated expertise in the general marketplace. The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, the Company is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations.

The transaction price is determined and allocated to the identified performance obligations in proportion to their stand-alone selling prices (“SSP”) on a relative SSP basis. SSP is based on observable prices of the performance obligations or, when such prices are not observable, are estimated. The estimation of SSP may include factors such as forecasted revenues or costs, development timelines, discount rates, probabilities of technical and regulatory success, and considerations such as market conditions and entity-specific factors. In certain circumstances, the Company may apply the residual method to determine the SSP of a good or service if the SSP is considered highly variable or uncertain. The Company validates the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.

If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. The Company determines the amount of variable consideration by using the expected value method or the most likely amount method. The Company includes the amount of estimated variable consideration in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

If an arrangement includes development, regulatory or commercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensee and the transfer of the promised goods or services to the licensees will be one year or less. For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and if the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time, recognition is based on the use of an output or input method.

Collaborative arrangements

 The Company analyzes its license arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements (“Topic 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For arrangements within the scope of Topic 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of Topic 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. For those elements of the arrangement that are accounted for pursuant to Topic 606, the Company applies the five-step model described above.

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

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables sets forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$73,798	$—	$—	$73,798
U.S. treasury securities	—	46,429	—	46,429
Total financial assets	$73,798	$46,429	$—	$120,227

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$6,700	$—	$—	$6,700
U.S. treasury securities	—	57,181	—	57,181
U.S. government agency securities	—	66,893	—	66,893
Corporate bonds	—	3,001	—	3,001
Total financial assets	$6,700	$127,075	$—	$133,775

The Company measures the fair value of money market funds on quoted prices in active markets for identical asset or liabilities. The Level 2 assets include U.S. treasury securities, U.S. government agency securities, and corporate bonds and are valued based on quoted prices for similar assets in active markets and inputs other than quoted prices that are derived from observable market data.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1 and Level 2 during the periods presented.

4. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	$73,798	$—	$—	$73,798

Marketable securities
U.S. treasury securities	$46,427	$3	$(1)	$46,429

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	$6,700	$—	$—	$6,700
U.S. treasury securities	4,005	—	(1)	4,004
U.S. government agency securities	66,895	—	(2)	66,893
Total cash equivalents	77,600	—	(3)	77,597

Marketable securities
U.S. treasury securities	53,183	1	(7)	53,177
Corporate bonds	3,000	1	—	3,001
Total marketable securities	$56,183	$2	$(7)	$56,178

The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$4,031	$(1)	$—	$—	$4,031	$(1)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$43,183	$(8)	$—	$—	$43,183	$(8)
U.S. government agency securities	66,893	(2)	—	—	66,893	(2)
Total marketable securities	$110,076	$(10)	$—	$—	$110,076	$(10)

As of March 31, 2021 and December 31, 2020, the Company held 1 and 16 debt securities, respectively, that were in an unrealized loss position. The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. As of March 31, 2021 and December 31, 2020, an allowance for credit losses had not been recognized. Given our intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, we do not consider these marketable securities to be impaired as of March 31, 2021 and December 31, 2020.

There were no realized gains or losses on marketable securities for the three months ended March 31, 2021 and 2020. Interest on marketable securities is included in interest income. Accrued interest receivable on available-for-sale debt securities totaled $0.2 million at March 31, 2021 and December 31, 2020 and is excluded from the estimate of credit losses.

The following table summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	March 31,	December 31,
	2021	2020
Due in one year or less	$46,429	$56,178
Due in 1 - 2 years	—	—
Total marketable securities	$46,429	$56,178

The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued compensation	$1,733	$3,712
Accrued contracted research and development costs	7,751	8,620
Accrued professional and consulting fees	1,100	1,074
Other	367	464
Total accrued and other current liabilities	$10,951	$13,870

6. Stockholders’ Equity

Pre-Funded Warrants

In February 2019 and April 2020, the Company issued pre-funded warrants to purchase the Company’s common stock in underwritten public offerings at the offering price of the common stock, less the $0.0001 per share exercise price of each warrant. The warrants were recorded as a component of stockholders’ equity within additional paid-in capital and have no expiration date. Per the terms of the warrant agreements, the outstanding warrants to purchase shares of common stock may not be exercised if the holder’s ownership of the Company’s common stock would exceed 4.99% (“Maximum Ownership Percentage”), or 9.99% for certain holders. By written notice to the Company, each holder may increase or decrease the Maximum Ownership Percentage to any other percentage (not in excess of 19.99% for the majority of such warrants). The Revised Maximum Ownership Percentage would be effective 61 days after the notice is received by the Company.

As of March 31, 2021, the following pre-funded warrants for common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
February 8, 2019	None	$0.0001	3,750,000
April 30, 2020	None	$0.0001	12,860,328
Total pre-funded warrants			16,610,328

Stock-Based Compensation

The 2016 Equity Incentive Plan (“2016 Plan”) provides for an automatic increase in the number of shares reserved for issuance thereunder on January 1 of each year for the remaining term of the plan (through 2028) equal to (a) 4.0% of the number of issued and outstanding shares of common stock on December 31 of the immediately preceding year, or (b) a lesser amount as approved by the Company’s board of directors each year. As a result of this provision, on January 1, 2021 and January 1, 2020, an additional 1,918,363 and 1,163,377 shares, respectively, became available for issuance under the 2016 Plan.

As of March 31, 2021, the 2016 Plan had 1,369,443 shares available for future issuance.

During the three months ended March 31, 2021 and 2020, the Company issued an aggregate of 1,667,900 and 1,205,000 options to purchase common stock, respectively, under the Company’s equity incentive plans with a weighted-average grant date fair value of $5.14 and $5.27, respectively.

Under the Company’s 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company issued and sold 38,008 shares for aggregate cash proceeds of $0.2 million during the three months ended March 31, 2021 and 25,928 shares for aggregate cash proceeds of $0.2 million during the three months ended March 31, 2020.

Total stock-based compensation expense related to the Company’s equity incentive plans and 2016 ESPP was as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Research and development	$637	$532
General and administrative	1,120	816
Total stock-based compensation expense	$1,757	$1,348

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the Company’s equity incentive plans, and the shares purchasable under the 2016 ESPP during the periods presented:

	Three Months Ended
	March 31,
	2021	2020
Equity Incentive Plans
Expected term (in years)	6.01	6.02
Expected volatility	83%	74%
Risk-free interest	0.76%	1.45%
Dividend yield	0%	0%

2016 ESPP
Expected term (in years)	0.49	0.50
Expected volatility	97%	53%
Risk-free interest	0.08%	1.49%
Dividend yield	0%	0%

7. License and Collaboration Agreement

On March 21, 2021, the Company entered into an exclusive license and supply agreement with Immedica Pharma AB (“Immedica”). By entering into this agreement, the Company agreed to provide Immedica the following goods and services:

i.

Deliver an exclusive, sublicensable, license and know-how (the “License”) to develop and commercialize pegzilarginase (the “Product”), in the territory comprising the members states of the European Economic Area, United Kingdom, Switzerland, Andorra, Monaco, San Marino, Vatican City, Turkey, Saudi Arabia, United Arab Emirates, Qatar, Kuwait, Bahrain, and Oman (the “Territory”);

ii.	Complete the global pivotal Phase 3 PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) trial (“PEACE Trial”) and related Biologics License Application (“BLA”) package to file with the United States Food and Drug Administration (“FDA”), which will be leveraged by Immedica in obtaining the necessary regulatory approvals in the Territory; and
iii.	Perform a Pediatric Investigation Plan trial (“PIP Trial”) in order for Immedica to be able to receive certain regulatory approvals within the Territory.

In addition, the Company and Immedica formed a Joint Steering Committee (“JSC”) to provide oversight to the activities performed under the agreement; however, the substance of the Company’s participation in the JSC does not represent an additional promised service, but rather, a right of the Company to protect its own interests in the arrangement.

Further, the Company agreed to supply to Immedica, and Immedica agreed to purchase from the Company, substantially all commercial requirements of Product. The terms of the agreement do not provide for either (i) an option to Immedica to purchase Product from the Company at a discount from the standalone selling price or (ii) minimum purchase quantities. Finally, Immedica will bear (i) all costs and expenses for any development or commercialization of the Product in the Territory subject to the License exclusive of the Company’s promised goods and services summarized above and (ii) all costs and fees associated with applying for regulatory approval of the Product in the Territory.

The Company is entitled to receive a non-refundable payment of $21.5 million and Immedica agreed to provide payment of 50% of the Company’s costs incurred in performing the PIP Trial up to a maximum of $1.8 million. In addition, the Company has the ability to receive additional payments under the agreement of up to approximately $130.0 million in regulatory and commercial milestone payments. The Company is also entitled to receive royalties in the mid-20 percent range on net sales of the Product in the Territory.

The Company concluded that Immedica meets the definition to be accounted for as a customer because the Company is delivering intellectual property and other services within the Company’s normal course of business, in which the parties are not jointly sharing the risks and rewards. Therefore, the Company concluded that the promises summarized above represent transactions with a customer within the scope of ASC 606. The Company determined that the following promises represent distinct promised services, and therefore, performance obligations: (i) the License, (ii) the PEACE Trial and BLA package, and (iii) the PIP Trial.

Specifically, in making these determinations, the Company considered the following factors:

-

As of inception of the agreement, the Company had completed the Phase 1/2 clinical trial related to the Product and were conducting the ongoing Phase 3 PEACE trial. Accordingly, the Company is not promising, nor expecting, to perform additional research and development activities pursuant to the agreement that would either significantly modify, customize or be considered highly interdependent or interrelated with pegzilarginase.

-	The License represents functional intellectual property given the functionality of the License is not expected to change substantially as a result of the company’s ongoing activities.
-	The services necessary to complete the PEACE Trial, BLA package and PIP Trial could be performed by other parties.

Given that Immedica is not obligated to purchase any minimum amount or quantities of Product, the supply of Product for commercial use to Immedica was determined to be an option for Immedica, rather than a performance obligation of the Company at contract inception and will be accounted for if and when exercised. The Company also determined that Immedica’s option to purchase the Product does not create a material right as the expected pricing is not at a discount.

The Company determined that the upfront fixed payment amount of $21.5 million must be included in the transaction price. Additionally, the Company determined that 50% of the probable estimated costs to be incurred in relation to the PIP Trial exceeds $1.8 million and, as such, it is probable that a significant reversal of such revenue will not occur in a future period. Therefore, the Company included an estimated $1.8 million that will be due in relation to the PIP Trial in the transaction price. In total, the transaction price was determined to be $23.3 million at inception of the arrangement.

The Company allocated $7.2 million and $4.1 million of the transaction price to the PEACE Trial and BLA package and PIP Trial performance obligations, respectively, based on the SSP, which was based on the estimated costs that a third-party would charge in performing such services on a stand-alone basis. The SSP for the License was established using a residual value approach due to the uniqueness of and lack of observable data related to the License, which results in an allocation of $12.0 million.

The potential regulatory milestone payments that the Company is eligible to receive were excluded from the transaction price, as the milestone amounts were fully constrained based on the probability of achievement, since the milestones relate to successful achievement of certain regulatory approvals, which might not be achieved. The Company determined that the royalties and commercial milestone payments relate predominantly to the license of intellectual property and are therefore excluded from the transaction price under the sales- or usage-based royalty exception of ASC 606. The Company will reevaluate the transaction price, including all constrained amounts, at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, the Company will adjust its estimate of the transaction price as necessary. The Company will recognize the royalties and commercial milestone payments as revenue when the associated sales occur, and relevant sales-based thresholds are met. The Company assessed the arrangement with Immedica and concluded that a significant financing component does not exist.

The Company will recognize the revenue allocated to the License performance obligation at a point in time upon transfer of the License. As of March 31, 2021, the Company had not yet completed the transfer of the know-how necessary for Immedica to benefit from the License. The revenue allocated to the PEACE Trial, BLA package and PIP Trial performance obligations will be recognized over time using an input method of costs incurred. During the three months ended March 31, 2021, the amount of costs incurred in satisfying these performance obligations was immaterial and, as such, no revenue has been recognized. As of March 31, 2021, the Company has an unconditional right to and has invoiced Immedica for the $21.5 million upfront payment. As none of this amount has been collected and no revenue has been recognized to date, the Company has recorded this amount in accounts receivable - license and deferred revenue within the consolidated balance sheets.

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

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended
	March 31,
	2021	2020
Options to purchase common stock	6,028,972	4,470,941
Unvested restricted stock units	214,910	—

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 18, 2021. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.” As used in this report, unless the context suggests otherwise, “we”, “us”, “our”, “the Company” or “Aeglea” refers to Aeglea BioTherapeutics, Inc.

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

Cystinuria is a rare genetic disease characterized by frequent and recurrent kidney stone formation requiring multiple procedural interventions, and by an increased risk of chronic kidney disease. Cystinuria occurs due to genetic mutations in amino acid transporters that lead to increased amounts of cystine in the urine. This results in high cystine concentrations in the urine and formation of kidney stones. As such, we engineered our Cystinuria program candidate to reduce plasma cystine and cysteine levels with accompanying reductions in urine cystine concentrations as an approach to inhibit both cystine crystal and kidney stone formation. Due to the impact of COVID-19, we have not provided a timeline for advancement of a therapeutic candidate into the clinic.

We have incurred net losses in each year since inception. Our net losses were $18.2 million and $18.7 million for the three months ended March 31, 2021 and 2020, respectively, and have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of March 31, 2021, we had an accumulated deficit of $294.2 million. We expect to continue to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase as we continue our clinical development activities for our product candidates and prepare for the potential commercialization of our lead product candidate, pegzilarginase; concurrently develop our pipeline product candidates; expand and protect our intellectual property portfolio; hire additional personnel; and continue to operate as a public company.

Recent Developments

License Agreement with Immedica Pharma AB

In March 2021, we entered into a license and supply agreement, or License Agreement, with Immedica Pharma AB, or Immedica, in which Immedica acquired the product rights for commercialization of pegzilarginase in the European Economic Area, United Kingdom, Switzerland, Andorra, Monaco, San Marino, Vatican City, Turkey, Saudi Arabia, United Arab Emirates, Qatar, Kuwait, Bahrain, and Oman. Upon signing, an upfront payment of $21.5 million was due from Immedica. Under the terms of the License Agreement, we are eligible to receive additional payments of up to approximately $130.0 million in regulatory and commercial milestone payments. Additionally, we are entitled to receive royalties in the mid-20 percent range on net sales of the product in countries included in the License Agreement. We will continue to be responsible for certain clinical development activities and the manufacturing of pegzilarginase and will retain commercialization rights in the U.S. and the rest of the world.

Pegzilarginase in Patients with Arginase 1 Deficiency

We are currently conducting our Phase 3 PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) trial to evaluate the safety and efficacy of pegzilarginase in patients with Arginase 1 Deficiency. In April 2021, we completed patient screening and randomization of 32 patients, exceeding the target enrollment of 30 patients. Topline data is expected from the Phase 3 PEACE trial in the fourth quarter of 2021.

Patient identification and commercialization planning continue in the anticipation of a potential approval of pegzilarginase. As of January 2021, we have identified over 300 Arginase 1 Deficiency patients in addressable markets, representing approximately 65% and 30% of the estimated genetic prevalence populations in the U.S. and France, Germany, Italy, Spain and the United Kingdom, referred to collectively as the EU5, respectively.

In May 2021, we announced the launch of THINK ARGININETM, a disease education initiative to improve awareness and diagnosis of Arginase 1 Deficiency. The THINK ARGININE campaign consists of a comprehensive program to educate healthcare providers on the importance of persistently high levels of arginine as the driver of debilitating and progressive manifestations of the disease, and the benefits of early diagnosis. In order to support healthcare providers in making diagnoses, THINK ARGININE also includes no-charge diagnostic testing for adults and children with suspected Arginase 1 Deficiency in the United States. The diagnostic testing program includes amino acid testing working with Mayo Clinic Laboratories and genetic testing partnered with Invitae.

AGLE-177 in Homocystinuria

We initiated a Phase 1/2 clinical trial of AGLE-177 for the treatment of patients with Homocystinuria in 2020. While we have initiated the Phase 1/2 trial, the timing of first patient dosing will depend on determinations by individual sites given the impact of COVID-19 and local restrictions. In addition to previously identified sites in the United Kingdom, we are working to open additional sites in Australia to support trial enrollment. Patient identification and administrative activities continue in support of the trial.

Cystinuria Program

In alignment with our strategy of having rigorous preclinical data prior to advancing candidates to clinical evaluation, we continue preclinical work in support of the program for Cystinuria. Due to the impact of COVID-19, we have not provided a timeline for advancement of a therapeutic candidate into the clinic.

Impacts of the COVID-19 Pandemic

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our clinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have been prevalent in many of the locations where we, our CROs, suppliers or third-party business partners conduct business and as a result, we have experienced disruptions and may continue to experience more pronounced disruptions in our operations. With respect to our clinical trials, we have had patients miss scheduled dosings and experienced delays in enrollment. We may continue to experience such delays as well as delays in distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we have experienced and expect to continue to experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, delays in site activations and enrollment of clinical trials, and prioritization of hospital resources toward pandemic effort. We may also experience delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for our product candidates. As of the filing date of this Form 10-Q, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

Components of Operating Results

Revenue

As of March 31, 2021, we have not recognized revenue under the License Agreement with Immedica and expect to recognize revenue as we satisfy our performance obligations under the License Agreement. We have not generated any revenue from commercial product sales. Our ability to generate product revenues in the future will depend on the successful development, regulatory approval, and commercialization of our product candidates. In the future, we may also seek to generate revenue from a combination of research and development payments, license fees and other upfront or milestone payments, including under the License Agreement with Immedica.

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

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. Due to the License Agreement with Immedica, we have added revenue recognition to our critical accounting policies and estimates as of March 31, 2021, resulting in a change to our critical accounting policies as reported for the year ended December 31, 2020 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 18, 2021. As such, we believe that the assumptions and estimates associated with our most critical accounting policies are those relating to accrued research and development costs and revenue recognition. Our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements appearing elsewhere in this quarterly report.

Revenue recognition

We enter into license agreements related to our technologies that we have determined are within the scope of Accounting Standards Codification 606. Based on the terms and conditions of our agreements, we identify the goods and services that we promise to transfer to the customer, which may consist of the licensing of technologies, the performance of research and development activities, and/or the supply of products related to our technologies. Based on the nature of the goods and services provided and the customer’s intended benefit of the arrangement, we evaluate which of the promised goods and services are distinct and, therefore, represent a performance obligation, which may require us to combine certain promised goods and services that are determined to not be distinct from one another. We also evaluate whether an agreement provides the customer an option to purchase future goods or services at a discounted price, or a material right, which would also represent a performance obligation.

In exchange for the performance obligations, we estimate the amount of consideration promised by the customer, or transaction price, which may include both fixed and variable consideration. Variable consideration, which may consist of various milestone payments based upon the achievement of certain events or conditions, sales-based royalties, or payments contingent on the performance of research and development services, are included in the transaction price only if we expect to receive such consideration and determine it is probable that the inclusion of the variable consideration will not result in a significant reversal in the cumulative amount of revenue recognized under the arrangement. Sales-based royalty and milestone payments that we determine are predominantly related to the license of our intellectual property are excluded from the transaction price we expect to receive until the underlying sales occur.

We allocate the estimated transaction price to the identified performance obligations based on the relative estimated stand-alone selling price, or SSP, of each performance. SSP is based on the observable price of our goods and services, or when SSP is not directly observable, we estimate SSP based on factors such as forecasted revenues or costs, development timelines, discount rates, probabilities of technical and regulatory success, and considerations such as market conditions and entity-specific factors. We recognize revenue allocated to each performance obligation either at a point-in-time or over time in a manner that depicts the transfer of control of the promised goods and services to the customer. For performance obligations that are recognized over time, we estimate the measure of progress associated with the satisfaction of the performance obligation based on an input or output method, which may be based on factors such as costs incurred, labor hours expended, time elapsed, among other measures based on the nature of the performance obligation.

Other than revenue recognition, there have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	March 31,		Dollar
	2021	2020	Change	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$11,855	$14,562	$(2,707)	19%
General and administrative	6,354	4,460	1,894	42%
Total operating expenses	18,209	19,022	(813)	4%
Loss from operations	(18,209)	(19,022)	813	4%
Interest income	22	300	(278)	93%
Other expense, net	(31)	(6)	(25)	*
Net loss	$(18,218)	$(18,728)	$510	3%

*	Percentage not meaningful

Research and Development Expenses.    Research and development expenses decreased by $2.7 million, or 19%, to $11.9 million for the three months ended March 31, 2021 from $14.6 million for the three months ended March 31, 2020. The change in research and development expenses was due to:

•

lower manufacturing expenses, which decreased by $3.4 million as a result of completing certain pre-commercial manufacturing activities for pegzilarginase, which was partially offset by a ramp-up in manufacturing activities for our Homocystinuria program; and

•

lower clinical development expenses, which decreased by $0.9 million as a result of completing our Phase 1/2 clinical trial for pegzilarginase in patients with Arginase 1 Deficiency and cancer related trials; offset by

•

higher nonclinical development expenses, which increased by $0.8 million as a result of toxicology costs incurred to support our Phase 1/2 trial of AGLE-177 for the treatment of patients with Homocystinuria and additional laboratory costs; and

•	higher personnel-related expenses, which increased by $0.8 million as a result of additional employee headcount and compensation to support our clinical and research development capabilities.

General and Administrative Expenses.    General and administrative expenses increased by $1.9 million, or 42%, to $6.4 million for the three months ended March 31, 2021 from $4.5 million for the three months ended March 31, 2020. The increase in general and administrative expenses was primarily due to a $1.3 million increase in compensation and other personnel expenses, including $0.3 million in non-cash stock compensation, driven by additional headcount to develop our commercial team, and $1.0 million of expenses related to professional service and legal costs primarily to support the ramp up of our commercial capabilities, offset by $0.3 million of decreased costs related to recruiting, travel, and facilities.

Interest Income.    The decrease in interest income to $22 thousand for the three months ended March 31, 2021 from $0.3 million for the three months ended March 31, 2020 was primarily due to decreasing yield rates during the three months ended March 31, 2021 as compared to the prior year.

Liquidity and Capital Resources

Sources of liquidity

We are a clinical-stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. Since our inception and through March 31, 2021, we have funded our operations primarily by raising an aggregate of approximately $438.0 million of gross proceeds from the sale and issuance of convertible preferred and common equity securities, pre-funded stock warrants, and the collection of grant proceeds.

On March 21, 2021, we entered into the License Agreement with Immedica, pursuant to which Immedica licensed the product rights for commercialization of pegzilarginase in the European Economic Area, United Kingdom, Switzerland, Andorra, Monaco, San Marino, Vatican City, Turkey, Saudi Arabia, United Arab Emirates, Qatar, Kuwait, Bahrain, and Oman. Upon signing, we were entitled to an upfront payment of $21.5 million from Immedica. Under the terms of the License Agreement, we are also eligible to receive additional payments of up to approximately $130.0 million in regulatory and commercial milestone payments. Additionally, we are entitled to receive royalties in the mid-20 percent range on the net sales of the product in countries included in the License Agreement. As of March 31, 2021, the $21.5 million upfront payment was outstanding and recorded in accounts receivable – license.

In July 2020, we filed a shelf registration statement on Form S-3 that was declared effective by the SEC for the potential offering, issuance and sale by us of up to $400.0 million of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and debt securities, subscription rights to purchase common stock and units consisting of all or some of these securities. As of the date of the filing of this report, $400.0 million of our common stock remained available for sale.

In April 2020, we entered into a sales agreement, or the 2020 Sales Agreement, with JonesTrading Institutional Services LLC, as sales agent, to issue and sell shares of our common stock for an aggregate offering price of $60.0 million under an at-the-market offering program with JonesTrading Institutional Services LLC. To date, we have sold 3,245,077 shares of common stock pursuant to the 2020 Sales Agreement for net proceeds of $24.6 million, after deducting underwriting discounts, commissions, and offering costs of $0.7 million. As of the date of the filing of this report, $34.7 million of our common stock remained available for sale pursuant to the 2020 Sales Agreement.

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

Due to our significant research and development expenditures, we have generated substantial losses in each period since inception. We have an accumulated deficit of $294.2 million as of March 31, 2021. We anticipate that we will continue to generate losses into the foreseeable future as we develop our product candidates, seek regulatory approval of those candidates and begin to commercialize any approved products. Until such time as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, research grants, collaborations, or other sources. We currently have no debt, credit facility or additional committed capital. To the extent that we raise additional equity, the ownership interest of our stockholders will be diluted.

Based on our available cash, cash equivalents, marketable securities, and restricted cash of $128.5 million as of March 31, 2021, we believe that we have sufficient resources to fund our operations into 2023. We have based this estimate on assumptions that may prove to be incorrect, however, and we could deplete our capital resources sooner than we expect.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(19,530)	$(21,694)
Investing activities	9,300	14,753
Financing activities	362	282
Effect of exchange rate on cash, cash equivalents, and restricted cash	7	—
Net decrease in cash, cash equivalents, and restricted cash	$(9,861)	$(6,659)

Cash used in operating activities

Cash used in operating activities for the three months ended March 31, 2021 was $19.5 million and reflected a net loss of $18.2 million. Our net loss was offset in part by non-cash expenses of $1.8 million for stock-based compensation, $0.4 million for depreciation and amortization, and $0.1 million for operating lease expense. The net change in operating assets and liabilities of $3.5 million was primarily related to a $3.1 million decrease in accrued liabilities and accounts payable due to payments for pre-commercial manufacturing and compensation costs and a $0.3 million increase in prepaid expenses and other assets due to advance payments for the Phase 1/2 trial of AGLE-177. The recognition of the $21.5 million accounts receivable – license and related deferred revenue had no impact on operating cash during the three months ended March 31, 2021.

Cash used in operating activities for the three months ended March 31, 2020 was $21.7 million and reflected a net loss of $18.7 million. Our net loss was offset in part by a non-cash expense of $1.3 million for stock-based compensation, $0.2 million for depreciation and amortization, and $0.2 million for operating lease expense. The net change in operating assets and liabilities of $4.6 million was primarily related to a $2.7 million increase in prepaid expenses and other assets due to advanced payments associated with manufacturing for Arginase 1 Deficiency, along with a $1.8 million decrease in accounts payable and accrued liabilities due to the timing of payments for research and development costs and compensation costs.

Cash provided by investing activities

Cash provided by investing activities for the three months ended March 31, 2021 was $9.3 million and consisted of $34.0 million in maturities of marketable securities offset by $24.3 million in purchases of marketable securities and $0.5 million in purchases of property and equipment.

Cash provided by investing activities for the three months ended March 31, 2020 was $14.8 million and consisted of $20.1 million in maturities of marketable securities offset by $4.0 million in purchases of marketable securities and $1.4 million in purchases of property and equipment.

Cash provided by financing activities

Cash provided by financing activities for the three months ended March 31, 2021 was $0.4 million, which consisted of $0.4 million in stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan.

Cash provided by financing activities for the three months ended March 31, 2020 was $0.3 million, which consisted of $0.3 million in stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan.

Contractual Obligations and Other Commitments

In April 2019, the Company entered into a lease agreement, or the Las Cimas Lease, for its corporate headquarters and laboratory space located in Austin, TX. Future minimum lease commitments under this lease through April 2028 are $7.8 million.

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

Off-Balance Sheet Arrangements

Through March 31, 2021, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

Recently Adopted Accounting Pronouncements

None.

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

As of March 31, 2021, we held $128.5 million in cash, cash equivalents, marketable securities, and restricted cash, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in money market funds and U.S. treasury securities.

We are also exposed to market risk related to changes in foreign currency exchange rates, as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. For the three months ended March 31, 2021, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

The outbreak of the novel strain of coronavirus, SARS-CoV-2 and its emerging variants, which causes COVID-19, has, and may continue to, adversely impact our business, including the timing of our clinical trials and potential supply chain interruptions.

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

In addition, since inception, we have incurred significant operating losses. For the three months ended March 31, 2021, we reported a net loss of $18.2 million. For the years ended December 31, 2020 and 2019, we reported a net loss of $80.9 million and $78.3 million, respectively. As of March 31, 2021, we had an accumulated deficit of $294.2 million. We have financed our operations primarily through private placements of our preferred stock, the initial public offering of our common stock, follow-on public offerings of our common stock and pre-funded warrants, and collection of a research grant. We have devoted substantially all of our efforts to research and development. Currently, we are conducting clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency and for AGLE-177 for the treatment of Homocystinuria. We initiated a Phase 1/2 clinical trial of AGLE-177 for the treatment of patients with Homocystinuria in the second quarter of 2020, however, timing of first patient dosing will depend on determinations by individual sites given COVID-19. We have not initiated clinical development of our other product candidates and none of our product candidates are ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

Based upon our planned use of our cash, cash equivalents, marketable securities, and restricted cash as of March 31, 2021, we estimate such funds will be sufficient for us to (i) to advance the clinical development of pegzilarginase through our Phase 3 PEACE trial and Biologics License Application, or BLA, submission, (ii) fund completion of our ongoing open-label extension study for patients with Arginase 1 Deficiency, and (iii) to advance the clinical development of AGLE-177 through our Phase 1/2 clinical trial and preparation for a potential Phase 3 trial for the treatment of patients with Homocystinuria. Our future capital requirements will depend on many factors, including:

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

For example, the timing of our Phase 3 PEACE trial has been impacted by COVID-19 as a result of all of our clinical trial sites temporarily suspending screening. All patients that had initially paused dosing due to COVID-19 had restarted treatment by September 2020. However, patients may miss dosing appointments in the future, whether due to COVID-19 or other reasons. While the Phase 3 PEACE trial protocol allows for a patient to miss a few dosing appointments without being disqualified from the trial, an excessive number of missed doses may adversely affect the usefulness of the data collected in the trial or require us to exclude a subject from the per protocol analysis. We completed enrollment and randomization of patients in the Phase 3 PEACE trial in April 2021. In addition, although we have initiated our Phase 1/2 open label clinical trial of AGLE-177 for the treatment in patients with Homocystinuria, the protocol requires in-person visits to clinical trial sites. Many of these sites are located in areas experiencing significant impacts to their healthcare systems due to COVID-19 and consequently many have suspended patient recruitment. While we initiated this trial in the second quarter of 2020, the timing of first patient dosing will depend on determinations by individual sites as they adjust to impacts from COVID-19.

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

The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, clinical trials and nonclinical studies will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the duration of the outbreak, the speed and breadth of mass vaccinations for COVID-19 and the efficacy of such vaccines, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

We completed enrollment in our single, global pivotal Phase 3 PEACE clinical trial to evaluate the safety and efficacy of pegzilarginase. Due to COVID-19, all of our clinical trial sites temporarily suspended screening, limiting patient access, and resulting in some missed dosing appointments for patients. All patients that had initially paused dosing due to COVID-19 had restarted treatment by September 2020. However, patients may miss dosing appointments in the future, whether due to COVID-19 or other reasons. The Phase 3 PEACE trial protocol allows for a patient to miss a few dosing appointments without being disqualified from the trial, but an excessive number of missed doses may adversely affect the usefulness of the data collected in the trial or require us to exclude a subject from the per protocol analysis.

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

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the Health Authorities. For example, although we have completed enrollment, the timing of our Phase 3 PEACE trial has been impacted by COVID-19. All of our clinical trial sites temporarily suspended screening, limiting patient access, and resulting in some missed dosing appointments for patients. All patients that had initially paused dosing due to COVID-19 had restarted treatment by

September 2020. However, patients may miss dosing appointments in the future, whether due to COVID-19 or other reasons. Furthermore, we have initiated a Phase 1/2 clinical trial of AGLE-177 for Homocystinuria in the second quarter of 2020, however, the timing of first patient dosing will depend on determinations by individual sites given COVID-19. Also, many of our product candidates, including pegzilarginase and AGLE-177, initially target indications that may be characterized as orphan markets, which can prolong the clinical trial timeline if sufficient patients cannot be enrolled in a timely manner. Arginase 1 Deficiency is a rare disorder, and there are no published reports of disease prevalence.

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

Even though we have obtained orphan drug designation for pegzilarginase in the United States and Europe for the treatment of hyperargininemia, and for AGLE-177 in the United States and Europe for the treatment of patients with Homocystinuria, we may not obtain or maintain orphan drug exclusivity for pegzilarginase or AGLE-177 and we may not obtain orphan drug designation or exclusivity for any of our other product candidates or indications.

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

With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. In particular, we have and expect to continue to partner with third parties to commercialize pegzilarginase outside the United States. For example, in March 2021, we entered into a licensing agreement with Immedica Pharma AB, or Immedica, in which Immedica acquired the product rights for commercialization of pegzilarginase in Europe and certain Middle East jurisdictions. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. If we are unable to enter into such arrangements when needed on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

There are multiple approved treatments and investigational therapies for the management of hyperammonemia commonly experienced by patients with urea cycle disorders. While these products – known as ammonia scavengers – do not target the core metabolic defect of Arginase 1 Deficiency, they can help patients manage their elevated ammonia levels. Horizon Therapeutics plc actively markets two branded ammonia scavenger therapies (RAVICTI (glycerol phenylbutyrate) and BUPHENYL (sodium phenylbutyrate)), and at least one generic formulation of sodium phenylbutyrate is commercially available. From a clinical development perspective, Acer Therapeutics Inc. is developing a taste-masked, immediate-release formulation of sodium phenylbutyrate for the treatment of hyperammonemia and recently announced their intent to enter a global development and commercialization agreement with Relief Therapeutics Holding AG. Acer anticipates NDA submission of ACER-001 for urea cycle disorders in mid-2021.

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

With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. In particular, we have and expect to continue to partner with third parties to commercialize pegzilarginase outside the United States. In March 2021, we entered into a licensing agreement with Immedica, in which Immedica acquired the product rights for commercialization of pegzilarginase for certain territories outside the U.S. If we are unable to enter into or maintain such arrangements when needed on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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
•

the operations of such third-parties could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of such party, the issuance of an FDA Form 483 notice or warning letter, or other enforcement action by FDA or other regulatory authority;

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

We may seek to develop strategic partnerships for developing certain of our product candidates, due to capital costs required to develop the product candidates or manufacturing constraints. We also have entered into and expect to enter into future partnership agreements to commercialize pegzilarginase outside the United States, including through our licensing agreement with Immedica. We may not be successful in our efforts to establish such a strategic partnership or other alternative arrangements for our product candidates because our research and development pipeline may be insufficient, our product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. In addition, we may be restricted under existing collaboration agreements from entering into future agreements with potential strategic partners. We cannot be certain that, following a strategic transaction or license, we will achieve an economic benefit that justifies such transaction.

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

We are a clinical-stage biotechnology company with a limited operating history, and, as of March 31, 2021, had 88 employees, including three executive officers. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We have a concentrated stockholder base and our executive officers and directors, combined with our stockholders who, to our knowledge, each owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a substantial number of our capital stock as of March 31, 2021. As a result, if these stockholders were to choose to act together, they may be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would likely control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

In addition, in April 2020, we entered into an “at-the-market” offering of our common stock pursuant to a sales agreement between us and JonesTrading Institutional Services LLC, or JonesTrading, under a shelf registration statement on Form S-3. Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver a placement notice to JonesTrading at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or JonesTrading pursuant to the terms of the sales agreement. The number of shares that are sold by JonesTrading after delivering a placement notice will fluctuate based on the market price of our common stock during the sales period and limits we set with JonesTrading. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. Issuances of any shares sold pursuant to the sales agreement will have a dilutive effect on our existing stockholders. In July 2020, we filed a new shelf registration statement on Form S-3 that was declared effective in July 2020 by the SEC for the potential offering, issuance and sale by us of up to $400.0 million of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and debt securities, subscription rights to purchase common stock and units consisting of all or some of these securities. If we sell common stock, preferred stock, convertible securities and other equity securities in other transactions pursuant to our shelf registration statements on Form S-3, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders.

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

To date, we have issued pre-funded warrants to purchase a total of 17,610,328 shares of our common stock, of which 1,000,000 have been exercised and 16,610,328 are currently outstanding. Each pre-funded warrant is exercisable for $0.0001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.

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

Additionally, each holder of pre-funded warrants will not be entitled to exercise any portion of any pre-funded warrant, which, upon giving effect to such exercise, would cause (i) the aggregate number of shares of our common stock beneficially owned by the holder (together with its affiliates) to exceed 4.99%, or 9.99% for certain holders, of the number of shares of our common stock outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 4.99%, or 9.99% for certain holders, of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise. However, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99% for the majority of such warrants) upon at least 61 days’ prior notice from the holder to us.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit				Incorporate by	Exhibit	Filed
Number	Description	Form	File No	Date of Filing	No.	Herewith

10.1(1)	License and Supply Agreement, dated March 21, 2021, by and between the Registrant and Immedica Pharma AB.					X

31.1	Certification of the Principal Executive Officer and Prinicpal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1(2)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL and contained in Exhibit 101

(1)

Registrant has omitted portion of the exhibit as permitted under Item 601(b)(10) of Regulation S-K. Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K and agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

(2)

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

Date: May 10, 2021

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

Date: May 10, 2021

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Steven Weber
Steven Weber
Vice President and Corporate Controller
(Principal Accounting Officer)