Form 10-Q
period 2021-06-30
Aeglea BioTherapeutics, Inc.
filed 2021-08-05
CIK 1636282

T W

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the registrant had 49,064,558 shares of common stock, $0.0001 par value per share, outstanding.

AEGLEA BIOTHERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

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

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,765	$90,095
Marketable securities	93,813	56,178
Prepaid expenses and other current assets	5,790	3,516
Total current assets	134,368	149,789
Restricted cash	1,846	1,842
Property and equipment, net	5,208	5,642
Operating lease right-of-use assets	4,012	4,230
Other non-current assets	1,548	115
TOTAL ASSETS	$146,982	$161,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,221	$2,254
Operating lease liabilities	412	319
Deferred revenue	5,530	—
Accrued and other current liabilities	12,441	13,870
Total current liabilities	20,604	16,443
Non-current operating lease liabilities	4,880	5,129
Deferred revenue, net of current portion	2,274	—
Other non-current liabilities	200	214
TOTAL LIABILITIES	27,958	21,786
Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2021 and December 31, 2020; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 49,025,956 shares and 47,959,086 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	420,064	415,824
Accumulated other comprehensive income	11	11
Accumulated deficit	(301,056)	(276,008)
TOTAL STOCKHOLDERS’ EQUITY	119,024	139,832
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$146,982	$161,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
License	$12,000	$—	$12,000	$—
Development fee	1,696	—	1,696	—
Total revenue	13,696	—	13,696	—

Operating expenses:
Research and development	13,579	16,869	25,434	31,431
General and administrative	6,822	4,691	13,176	9,151
Total operating expenses	20,401	21,560	38,610	40,582
Loss from operations	(6,705)	(21,560)	(24,914)	(40,582)

Other income (expense):
Interest income	19	161	41	461
Other expense, net	(52)	(19)	(83)	(25)
Total other income (expense)	(33)	142	(42)	436
Loss before income tax expense	(6,738)	(21,418)	(24,956)	(40,146)
Income tax expense	(92)	—	(92)	—
Net loss	$(6,830)	$(21,418)	$(25,048)	$(40,146)

Net loss per share, basic and diluted	$(0.10)	$(0.40)	$(0.38)	$(0.93)
Weighted-average common shares outstanding, basic and diluted	65,631,906	52,941,603	65,618,207	43,019,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(6,830)	$(21,418)	$(25,048)	$(40,146)
Other comprehensive income (loss):
Foreign currency translation adjustment	2	—	6	—
Unrealized (loss) gain on marketable securities	(16)	173	(6)	(12)
Total comprehensive loss	$(6,844)	$(21,245)	$(25,048)	$(40,158)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	Three and Six Months Ended June 30, 2021 and 2020
			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances - December 31, 2020	47,959	$5	$415,824	$11	$(276,008)	$139,832
Issuance of common stock in connection with employee stock purchase plan	38	—	224	—	—	224
Issuance of common stock in connection with exercise of stock options	23	—	146	—	—	146
Issuance of common stock in connection with exercise of pre-funded warrants	1,000	—	—	—	—	—
Stock-based compensation expense	—	—	1,757	—	—	1,757
Foreign currency translation adjustment	—	—	—	4	—	4
Unrealized gain on marketable securities	—	—	—	10	—	10
Net loss	—	—	—	—	(18,218)	(18,218)
Balances - March 31, 2021	49,020	$5	$417,951	$25	$(294,226)	$123,755
Issuance of common stock in connection with exercise of stock options	6	—	33	—	—	33
Stock-based compensation expense	—	—	2,080	—	—	2,080
Foreign currency translation adjustment	—	—	—	2	—	2
Unrealized loss on marketable securities	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(6,830)	(6,830)
Balances - June 30, 2021	49,026	$5	$420,064	$11	$(301,056)	$119,024

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances - December 31, 2019	29,084	$3	$255,142	$51	$(195,115)	$60,081
Issuance of common stock in connection with employee stock purchase plan	26	—	174	—	—	174
Issuance of common stock in connection with exercise of stock options	37	—	115	—	—	115
Stock-based compensation expense	—	—	1,348	—	—	1,348
Unrealized loss on marketable securities	—	—	—	(185)	—	(185)
Net loss	—	—	—	—	(18,728)	(18,728)
Balances - March 31, 2020	29,147	$3	$256,779	$(134)	$(213,843)	$42,805
Issuance of common stock and pre-funded warrants in connection with public offering, net of offering costs	15,443	2	129,052	—	—	129,054
Issuance of common stock in connection with exercise of stock options	10	—	44	—	—	44
Stock-based compensation expense	—	—	1,600	—	—	1,600
Unrealized gain on marketable securities	—	—	—	173	—	173
Net loss	—	—	—	—	(21,418)	(21,418)
Balances - June 30, 2020	44,600	$5	$387,475	$39	$(235,261)	$152,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,048)	$(40,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	753	376
Purchase net (premium) discount on marketable securities	(405)	19
Net amortization of premium (accretion of discount) on marketable securities	341	(58)
Stock-based compensation	3,837	2,948
Non-cash operating lease expense	219	306
Other	4	(15)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,876)	(1,637)
Accounts payable	(55)	1,318
Operating lease liabilities	(155)	(277)
Deferred revenue	7,804	—
Accrued and other liabilities	(1,867)	(3,941)
Net cash used in operating activities	(17,448)	(41,107)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(480)	(2,714)
Purchases of marketable securities	(93,579)	(75,500)
Proceeds from maturities of marketable securities	56,000	36,206
Net cash used in investing activities	(38,059)	(42,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and pre-funded warrants in public offering, net of offering costs	—	129,250
Proceeds from employee stock plan purchases and stock option exercises	403	333
Principal payments on finance lease obligation	(233)	(8)
Net cash provided by financing activities	170	129,575
Effect of exchange rate on cash, cash equivalents, and restricted cash	11	—
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(55,326)	46,460

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Beginning of period	91,937	20,753
End of period	$36,611	$67,213

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Leased assets obtained in exchange for lease obligations	$872	$176
Unpaid amounts related to purchase of property and equipment	$23	$440

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

Liquidity

As of June 30, 2021, the Company had working capital of $113.8 million, an accumulated deficit of $301.1 million, and cash, cash equivalents, marketable securities, and restricted cash of $130.4 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s products will require significant additional financing.

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

Based upon the Company’s current operating plans, the Company believes that it has sufficient resources to fund operations into 2023 with its existing cash, cash equivalents, and marketable securities. The Company will need to secure additional funding in the future, in order to carry out all of its planned research, development, and commercialization activities. If the Company is unable to obtain additional financing or license and development revenue or generate product revenue, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of June 30, 2021, and its results of operations for the three and six months ended June 30, 2021 and 2020, changes in stockholders’ equity for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The December 31, 2020 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2020 as filed with the SEC.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets, liabilities, and equity and the amount of revenues and expenses. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist of money market funds and debt securities and are stated at fair value.

Marketable Securities

All investments have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase. The Company may hold securities with stated maturities greater than one year until maturity. All available-for-sale securities are considered available to support current operations and are classified as current assets. The Company presents credit losses as an allowance rather than as a reduction in the amortized cost of the available-for-sale securities.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the three or six months ended June 30, 2021 and 2020.

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

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables sets forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$8,951	$—	$—	$8,951
U.S. treasury securities	—	24,296	—	24,296
Commercial paper	—	57,551	—	57,551
Corporate bonds	—	24,870	—	24,870
Total financial assets	$8,951	$106,717	$—	$115,668

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$6,700	$—	$—	$6,700
U.S. treasury securities	—	57,181	—	57,181
U.S. government agency securities	—	66,893	—	66,893
Corporate bonds	—	3,001	—	3,001
Total financial assets	$6,700	$127,075	$—	$133,775

The Company measures the fair value of money market funds on quoted prices in active markets for identical asset or liabilities. The Level 2 assets include U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds and are valued based on quoted prices for similar assets in active markets and inputs other than quoted prices that are derived from observable market data.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1 and Level 2 during the periods presented.

4. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	$8,951	$—	$—	$8,951
Commercial paper	10,399	—	(1)	10,398
Corporate bonds	2,506	—	—	2,506
Total cash equivalents	21,856	—	(1)	21,855

Marketable securities
U.S. treasury securities	24,295	1	—	24,296
Commercial paper	47,156	4	(7)	47,153
Corporate bonds	22,375	—	(11)	22,364
Total marketable securities	$93,826	$5	$(18)	$93,813

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	$6,700	$—	$—	$6,700
U.S. treasury securities	4,005	—	(1)	4,004
U.S. government agency securities	66,895	—	(2)	66,893
Total cash equivalents	77,600	—	(3)	77,597

Marketable securities
U.S. treasury securities	53,183	1	(7)	53,177
Corporate bonds	3,000	1	—	3,001
Total marketable securities	$56,183	$2	$(7)	$56,178

The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position:

	June 30, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$27,876	$(8)	$—	$—	$27,876	$(8)
Corporate bonds	24,870	(11)	—	—	24,870	(11)
Total marketable securities	$52,746	$(19)	$—	$—	$52,746	$(19)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$43,183	$(8)	$—	$—	$43,183	$(8)
U.S. government agency securities	66,893	(2)	—	—	66,893	(2)
Total marketable securities	$110,076	$(10)	$—	$—	$110,076	$(10)

As of June 30, 2021 and December 31, 2020, the Company held 23 and 16 debt securities, respectively, that were in an unrealized loss position. The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. As of June 30, 2021 and December 31, 2020, an allowance for credit losses had not been recognized. Given our intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, we do not consider these marketable securities to be impaired as of June 30, 2021 and December 31, 2020.

There were no realized gains or losses on marketable securities for the three and six months ended June 30, 2021 and 2020. Interest on marketable securities is included in interest income. Accrued interest receivable on available-for-sale debt securities totaled $0.3 million and $0.2 million at June 30, 2021 and December 31, 2020 and is excluded from the estimate of credit losses.

The following table summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	June 30,	December 31,
	2021	2020
Due in one year or less	$93,813	$56,178
Due in 1 - 2 years	—	—
Total marketable securities	$93,813	$56,178

The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued compensation	$2,899	$3,712
Accrued contracted research and development costs	6,804	8,620
Accrued professional and consulting fees	1,606	1,074
Other	1,132	464
Total accrued and other current liabilities	$12,441	$13,870

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

As of June 30, 2021, the following pre-funded warrants for common stock were issued and outstanding:

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

As of June 30, 2021, the 2016 Plan had 1,001,134 shares available for future issuance.

During the three months ended June 30, 2021 and 2020, the Company issued an aggregate of 493,500 and 239,400 options to purchase common stock, respectively, under the Company’s equity incentive plans with a weighted-average grant date fair value of $4.85 and $5.01, respectively.

During the six months ended June 30, 2021 and 2020, the Company issued an aggregate of 2,161,400 and 1,444,400 options to purchase common stock, respectively, under the Company’s equity incentive plans with a weighted-average grant date fair value of $5.07 and $5.22, respectively.

There were no shares issued and sold under the Company’s 2016 Employee Stock Purchase Plan (“2016 ESPP”) during the three months ended June 30, 2021 and 2020. The Company issued and sold 38,008 shares for aggregate cash proceeds of $0.2 million during the six months ended June 30, 2021 and 25,928 shares for aggregate cash proceeds of $0.2 million during the six months ended June 30, 2020.

Total stock-based compensation expense related to the Company’s equity incentive plans and 2016 ESPP was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$717	$665	$1,354	$1,197
General and administrative	1,363	935	2,483	1,751
Total stock-based compensation expense	$2,080	$1,600	$3,837	$2,948

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the Company’s equity incentive plans, and the shares purchasable under the 2016 ESPP during the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Equity Incentive Plans
Expected term (in years)	5.83	5.50	5.97	5.94
Expected volatility	83%	77%	83%	75%
Risk-free interest	1.03%	0.46%	0.82%	1.29%
Dividend yield	0%	0%	0%	0%

2016 ESPP
Expected term (in years)	—	—	0.49	0.50
Expected volatility	—	—	97%	53%
Risk-free interest	—	—	0.08%	1.49%
Dividend yield	—	—	0%	0%

7. License and Development Agreement

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

The Company received a non-refundable payment of $21.5 million and Immedica agreed to provide payment of 50% of the Company’s costs incurred in performing the PIP Trial up to a maximum of $1.8 million. In addition, the Company has the ability to receive additional payments under the agreement of up to approximately $130.0 million in regulatory and commercial milestone payments. The Company is also entitled to receive royalties in the mid-20 percent range on net sales of the Product in the Territory.

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

The Company recognized revenue allocated to the License performance obligation at a point in time and upon transfer of the License. The Company completed the transfer of the know-how necessary for Immedica to benefit from the License in June 2021 and recognized $12.0 million of revenue at that time. The revenue allocated to the PEACE Trial, BLA package and PIP Trial performance obligations will be recognized over time using an input method of costs incurred. For the three and six months ended June 30, 2021, the Company recognized revenue of $1.7 million related to the PEACE Trial and BLA package performance obligation. As of June 30, 2021, the Company has recorded deferred revenue of $7.8 million associated with the license and supply agreement with Immedica, of which $5.5 million is classified as current.

Contract Balances from Customer Contract

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the goods or services is transferred to the customer and all revenue recognition criteria have been met.

The following table presents changes in the Company’s contract liabilities for the periods presented (in thousands):

	December 31,			June 30,
Six Months Ended June 30, 2021	2020	Additions	Deductions	2021
Contract liabilities:
Deferred revenue	$—	$21,500	$(13,696)	$7,804

The Company had no contract liabilities during the six months ended June 30, 2020 and no contract assets during the six months ended June 30, 2021 and 2020.

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

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Options to purchase common stock	6,845,414	5,039,344	6,439,448	4,755,974
Unvested restricted stock units	198,500	—	206,660	—

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our second product candidate, AGLE-177, is a novel PEGylated, or polyethylene glycol modified, human enzyme engineered to degrade free homocysteine and homocystine in patients with Homocystinuria, a serious metabolic disorder characterized by elevated plasma homocysteine which leads to a wide range of life-altering complications and reduced life expectancy. We engineered AGLE-177 by directed mutagenesis of amino acid within cystathionine γ-lyase, resulting in a molecule that has high substrate specificity for homocysteine and homocystine but not for the native substrate, cystathionine. For Homocystinuria due to cystathionine β-synthase, or CBS, enzyme deficiency, which is the most common form of an inherited disorder of methionine metabolism that results in elevated homocysteine and homocystine, we believe AGLE-177 may reduce the adverse impact of CBS enzyme deficiency in the transsulfuration pathway by providing an alternate pathway for enzymatic degradation of high plasma total homocysteine levels. We are currently conducting a Phase 1/2 clinical trial for the treatment of patients with Homocystinuria.

Cystinuria is a rare genetic disease characterized by frequent and recurrent kidney stone formation requiring multiple procedural interventions, and by an increased risk of chronic kidney disease. Cystinuria occurs due to genetic mutations in an amino acid transporter that leads to increased amounts of cystine in the urine. This results in high cystine concentrations in the urine and formation of kidney stones. As such, we engineered our Cystinuria program candidate to reduce plasma cystine and cysteine levels with accompanying reductions in urine cystine concentrations as an approach to inhibit both cystine crystal and kidney stone formation.

We have incurred net losses in each year since inception. Our net losses were $25.0 million and $40.1 million for the six months ended June 30, 2021 and 2020, respectively, and have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of June 30, 2021, we had an accumulated deficit of $301.1 million. We expect to continue to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase as we continue our clinical development activities for our product candidates and prepare for the potential commercialization of our lead product candidate, pegzilarginase; concurrently develop our pipeline product candidates; expand and protect our intellectual property portfolio; hire additional personnel; and continue to operate as a public company.

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

In March 2021, we entered into a license and supply agreement, or Immedica Agreement, with Immedica Pharma AB, or Immedica, in which Immedica acquired the product rights for commercialization of pegzilarginase in the European Economic Area, United Kingdom, Switzerland, Andorra, Monaco, San Marino, Vatican City, Turkey, Saudi Arabia, United Arab Emirates, Qatar, Kuwait, Bahrain, and Oman. Upon signing, we received an upfront payment of $21.5 million from Immedica. Under the terms of the Immedica Agreement, we are eligible to receive additional payments of up to approximately $130.0 million in regulatory and commercial milestone payments. Additionally, we are entitled to receive royalties in the mid-20 percent range on net sales of the product in countries included in the Immedica Agreement. We will continue to be responsible for certain clinical development activities and the manufacturing of pegzilarginase and will retain commercialization rights in the U.S. and the rest of the world.

For the three and six months ended June 30, 2021, we recognized revenue of $13.7 under the Immedica Agreement related to the transfer of the license and progress in satisfying the PEACE Trial and BLA package performance obligation.

AGLE-177 in Patients with Homocystinuria

In June 2021, we initiated dosing the first patient in our first-in-human Phase 1/2 clinical trial investigating AGLE-177 for the treatment of patients with Homocystinuria. The multicenter, open label, dose escalation Phase 1/2 trial is anticipated to enroll 16-20 patients diagnosed with Homocystinuria aged 12 years or older at sites located in the United Kingdom and Australia. The primary endpoint is the safety and tolerability of AGLE-177. Secondary endpoints include pharmacokinetic assessments as well as reduction in plasma total homocysteine levels. Patients will be dosed weekly for four weeks, with four patients in each of the four dosing cohorts and an option to include a fifth cohort as needed. We anticipate providing a clinical update on the program prior to the end of 2021.

Cystinuria Program

In alignment with our strategy of having rigorous preclinical data prior to advancing candidates to clinical evaluation, we continue preclinical work for the Cystinuria program. This work has focused on optimizing the pharmacokinetic and pharmacodynamic characteristics of the lead molecule. We believe these enhancements will provide more flexibility in the evaluation of dosing approaches in patients which we believe will better support clinical development and commercial adoption.

Impacts of the COVID-19 Pandemic

The extent of the impact of COVID-19 and its variants on our operational and financial performance will continue to depend on certain developments, including the duration and spread of the outbreak, the vaccination rate, impact on our clinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have been prevalent in many of the locations where we, our CROs, suppliers or third-party business partners conduct business and as a result, we have experienced disruptions and may continue to experience more pronounced disruptions in our operations. With respect to our clinical trials, we have had patients miss scheduled dosings and experienced delays in enrollment. We may continue to experience such delays as well as delays in distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we have experienced and expect to continue to experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, delays in site activations and enrollment of clinical trials, and prioritization of hospital resources toward pandemic effort. We may also experience delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for our product candidates. As of the filing date of this Form 10-Q, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

Components of Operating Results

Revenue

We have recognized license and development revenue from a license and supply agreement entered into in March 2021 with Immedica and expect to continue to recognize revenue as we satisfy our performance obligations under the agreement. We may also be entitled to receive additional milestone payments pursuant to the Immedica Agreement upon achievement of specified milestones. As the recognition of future license and development revenue will be based on costs incurred to date relative to total estimated costs at completion and the uncertainty of when the events underlying various milestones are resolved, we expect our license and development revenue will fluctuate from period to period.

We have not generated any revenue from commercial product sales. Our ability to generate product revenues in the future will depend on the successful development, regulatory approval, and commercialization of our product candidates. In the future, we may also seek to generate revenue from a combination of research and development payments, license fees and other upfront or milestone payments, including under the Immedica Agreement.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets, liabilities and equity and the amount of revenues and expenses, which are not readily apparent from other sources. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ materially from these estimates under different assumptions or conditions.

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. Due to the Immedica Agreement, we added revenue recognition to our critical accounting policies and estimates in March 2021, resulting in a change to our critical accounting policies as reported for the year ended December 31, 2020 as part of our Annual Report on Form 10-K, which was filed with the SEC on March 18, 2021. As such, we believe that the assumptions and estimates associated with our most critical accounting policies are those relating to accrued research and development costs and revenue recognition. Our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements appearing elsewhere in this quarterly report.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	June 30,		Dollar
	2021	2020	Change	% Change
	(dollars in thousands)
Revenue:
License	$12,000	$—	$12,000	*
Development fee	1,696	—	1,696	*
Total revenue	13,696	—	13,696	*

Operating expenses:
Research and development	13,579	16,869	(3,290)	20%
General and administrative	6,822	4,691	2,131	45%
Total operating expenses	20,401	21,560	(1,159)	5%
Loss from operations	(6,705)	(21,560)	14,855	69%
Interest income	19	161	(142)	88%
Other expense, net	(52)	(19)	(33)	*
Loss before income tax expense	(6,738)	(21,418)	14,680	69%
Income tax expense	(92)	—	(92)	*
Net loss	$(6,830)	$(21,418)	$14,588	68%

*	Percentage not meaningful

License and Development Revenue.    For the three months ended June 30, 2021, we recognized $13.7 million of license and development revenue in connection with the Immedica Agreement. The total revenue generated of $13.7 million was attributable to $12.0 million allocated to the license and $1.7 million allocated to the PEACE Trial and BLA package. We did not recognize any revenue for the three months ended June 30, 2020.

Research and Development Expenses.    Research and development expenses decreased by $3.3 million, or 20%, to $13.6 million for the three months ended June 30, 2021 from $16.9 million for the three months ended June 30, 2020. The change in research and development expenses was due to:

•	lower manufacturing expenses, which decreased by $6.2 million as a result of completing certain pre-commercial manufacturing activities for pegzilarginase; offset by
•

higher clinical and nonclinical development expenses, which increased by $2.9 million as a result of ramping-up and completing enrollment in our Phase 3 PEACE trial of pegzilarginase for the treatment of patients with Arginase 1 Deficiency, treating all patients that had initially paused dosing due to COVID-19 in the prior year quarter, preparing and initiating dosing in our Phase 1/2 trial of AGLE-177 for the treatment of patients with Homocystinuria, and additional laboratory costs to support our pipeline.

General and Administrative Expenses.    General and administrative expenses increased by $2.1 million, or 45%, to $6.8 million for the three months ended June 30, 2021 from $4.7 million for the three months ended June 30, 2020. The increase in general and administrative expenses was primarily due to a $0.9 million increase in compensation and other personnel expenses, including $0.4 million in non-cash stock compensation, driven by additional headcount to develop our commercial team, and $0.8 million of expenses related to professional service and legal costs primarily to support the ramp up of our commercial capabilities, and $0.3 million of increased costs related to recruiting, travel, and insurance.

Interest Income.    The decrease in interest income to $19 thousand for the three months ended June 30, 2021 from $0.2 million for the three months ended June 30, 2020 was primarily due to a decrease in yield rates during the three months ended June 30, 2021 as compared to the prior year.

Results of Operations

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020, together with the changes in those items in dollars and as a percentage:

	Six Months Ended
	June 30,		Dollar
	2021	2020	Change	% Change
	(dollars in thousands)
Revenue:
License	$12,000	$—	$12,000	*
Development fee	1,696	—	1,696	*
Total revenue	13,696	—	13,696	*

Operating expenses:
Research and development	25,434	31,431	(5,997)	19%
General and administrative	13,176	9,151	4,025	44%
Total operating expenses	38,610	40,582	(1,972)	5%
Loss from operations	(24,914)	(40,582)	15,668	39%
Interest income	41	461	(420)	91%
Other expense, net	(83)	(25)	(58)	*
Loss before income tax expense	(24,956)	(40,146)	15,190	38%
Income tax expense	(92)	—	(92)	*
Net loss	$(25,048)	$(40,146)	$15,098	38%
*	Percentage not meaningful

License and Development Revenue.    For the six months ended June 30, 2021, we recognized $13.7 million of license and development revenue in connection with the Immedica Agreement. The total revenue generated of $13.7 million was attributable to $12.0 million allocated to the license and $1.7 million allocated to the PEACE Trial and BLA package. We did not recognize any revenue for the six months ended June 30, 2020.

Research and Development Expenses.    Research and development expenses decreased by $6.0 million, or 19%, to $25.4 million for the six months ended June 30, 2021 from $31.4 million for the six months ended June 30, 2020. The change in research and development expenses was due to:

•

lower manufacturing expenses, which decreased by $9.5 million as a result of completing certain pre-commercial manufacturing activities for pegzilarginase, which was partially offset by a ramp-up in manufacturing activities for our Homocystinuria program; offset by

•

higher nonclinical development expenses, which increased by $1.7 million as a result of toxicology costs incurred to support our Phase 1/2 trial of AGLE-177 for the treatment of patients with Homocystinuria and additional laboratory costs to support our pipeline;

•

higher clinical development expenses, which increased by $1.2 million as a result of ramping-up and completing enrollment in our Phase 3 PEACE trial of pegzilarginase for the treatment of patients with Arginase 1 Deficiency, treating all patients that had initially paused dosing due to COVID-19 in the prior year, and preparing and initiating dosing in our Phase 1/2 trial of AGLE-177 for the treatment of Homocystinuria; and

•

higher personnel-related expenses, which increased by $0.6 million as a result of changes to employee headcount and additional compensation to support our clinical and research development capabilities.

General and Administrative Expenses.    General and administrative expenses increased by $4.0 million, or 44%, to $13.2 million for the six months ended June 30, 2021 from $9.2 million for the six months ended June 30, 2020. The increase in general and administrative expenses was primarily due to a $2.2 million increase in compensation and other personnel expenses, including $0.7 million in non-cash stock compensation, driven by additional headcount to establish and execute our commercial planning activities, and $1.7 million of expenses related to professional service and legal costs primarily to support the ramp up of our commercial capabilities.

Interest Income.    The decrease in interest income to $41 thousand for the six months ended June 30, 2021 from $0.5 million for the six months ended June 30, 2020 was primarily due to a decrease in yield rates during the six months ended June 30, 2021 as compared to the prior year.

Liquidity and Capital Resources

Sources of liquidity

We are a clinical-stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. Since our inception and through June 30, 2021, we have funded our operations primarily by raising an aggregate of approximately $459.6 million of gross proceeds from the sale and issuance of convertible preferred and common equity securities, pre-funded stock warrants, the collection of grant proceeds, and the licensing of our product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East.

In March 2021, we entered into the Immedica Agreement, pursuant to which Immedica licensed the product rights for commercialization of pegzilarginase in the European Economic Area, United Kingdom, Switzerland, Andorra, Monaco, San Marino, Vatican City, Turkey, Saudi Arabia, United Arab Emirates, Qatar, Kuwait, Bahrain, and Oman. In April 2021, we received an upfront payment of $21.5 million from Immedica. Under the terms of the Immedica Agreement, we are also eligible to receive additional payments of up to approximately $130.0 million in regulatory and commercial milestone payments. Additionally, we are entitled to receive royalties in the mid-20 percent range on the net sales of the product in countries included in the Immedica Agreement.

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

Future funding requirements and operational plan

Our operational plan for the near future is to continue clinical trials for our lead product candidate pegzilarginase in Arginase 1 Deficiency and for our AGLE-177 product candidate for the treatment of Homocystinuria, prepare for the potential commercialization of pegzilarginase, and to advance development activities for our Cystinuria program. As such, we plan to focus our research and development expenditures and general and administrative expenditures on nonclinical studies, clinical trials, manufacturing, and commercial development. We expect our principal expenditures during this time period to include expenses for the following:

•	funding the continuing development of pegzilarginase and AGLE-177;
•	funding the establishment of commercial operations;
•	funding the advancement of additional product candidates; and
•	funding working capital, including general operating expenses.

Due to our significant research and development expenditures, we have generated substantial losses in each period since inception. We have an accumulated deficit of $301.1 million as of June 30, 2021. We anticipate that we will continue to generate losses into the foreseeable future as we develop our product candidates, seek regulatory approval of those candidates and begin to commercialize any approved products. Until such time as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, research grants, collaborations, license and development agreements, or other sources. We currently have no debt, credit facility or additional committed capital. To the extent that we raise additional equity, the ownership interest of our stockholders will be diluted.

Based on our available cash, cash equivalents, marketable securities, and restricted cash of $130.4 million as of June 30, 2021, we believe that we have sufficient resources to fund our operations into 2023. We have based this estimate on assumptions that may prove to be incorrect, however, and we could deplete our capital resources sooner than we expect.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(17,448)	$(41,107)
Investing activities	(38,059)	(42,008)
Financing activities	170	129,575
Effect of exchange rate on cash, cash equivalents, and restricted cash	11	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(55,326)	$46,460

Cash used in operating activities

Cash used in operating activities for the six months ended June 30, 2021 was $17.4 million and reflected a net loss of $25.0 million. Our net loss was offset in part by non-cash expenses of $3.8 million for stock-based compensation, $0.8 million for depreciation and amortization, and $0.2 million for operating lease expense. The net change in operating assets and liabilities of $2.9 million was primarily related to a $7.8 million increase in deferred revenue due to receiving a $21.5 million upfront payment under the Immedica Agreement offset by the recognition of revenue allocated to the license, PEACE trial and BLA filing. Additional offsets included a $2.9 million increase in prepaid expenses and other assets due to advance payments for the Phase 1/2 trial of AGLE-177 and a $1.9 million decrease in accrued liabilities and accounts payable due to payments for pre-commercial manufacturing and compensation costs.

Cash used in operating activities for the six months ended June 30, 2020 was $41.1 million and reflected a net loss of $40.1 million. Our net loss was offset in part by a non-cash expense of $2.9 million for stock-based compensation, $0.4 million for depreciation and amortization, and $0.3 million for operating lease expense. The net change in operating assets and liabilities of $4.5 million was primarily related to a $2.6 million net decrease in accrued liabilities and accounts payable due to payments for pre-commercial manufacturing and compensation costs and $1.6 million increase in prepaid expenses and other assets due to advanced payments associated with manufacturing for Arginase 1 Deficiency.

Cash used in investing activities

Cash used in investing activities for the six months ended June 30, 2021 was $38.1 million and consisted of $93.6 million in purchases of marketable securities and $0.5 million in purchases of property and equipment offset by $56.0 million in maturities of marketable securities.

Cash used in investing activities for the six months ended June 30, 2020 was $42.0 million and consisted of $75.5 million in purchases of marketable securities and $2.7 million in purchases of property and equipment offset by $36.2 million in maturities of marketable securities.

Cash provided by financing activities

Cash provided by financing activities for the six months ended June 30, 2021 was $0.2 million, which consisted of $0.4 million in stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan offset by $0.2 million in principal payments made on finance lease obligations.

Cash provided by financing activities for the six months ended June 30, 2020 was $129.6 million, which consisted of $138.0 million from the public offering of our common stock in April 2020, offset by $8.2 million in underwriting discounts and commissions and $0.6 million in paid offering costs, and $0.3 million in stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan.

Contractual Obligations and Other Commitments

In April 2019, the Company entered into a lease agreement, or the Las Cimas Lease, for its corporate headquarters and laboratory space located in Austin, TX. Future minimum lease commitments under this lease through April 2028 are $7.5 million.

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

Off-Balance Sheet Arrangements

Through June 30, 2021, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

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

As of June 30, 2021, we held $130.4 million in cash, cash equivalents, marketable securities, and restricted cash, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in money market funds, U.S. treasury securities, commercial paper, and corporate bonds.

We are also exposed to market risk related to changes in foreign currency exchange rates, as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. For the six months ended June 30, 2021, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e)

and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

We have only initiated clinical trials for pegzilarginase and AGLE-177 for the treatment of certain conditions and have only dosed pegzilarginase and AGLE-177 in humans. We have not dosed any of our other product candidates in humans. Our existing and future planned clinical trials may reveal significant adverse events, toxicities or other side effects not seen in our nonclinical studies or early stage clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

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

We have a limited operating history and no approved products. Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of any of our product candidates, including pegzilarginase and AGLE-177, for any of our target indications and to obtain necessary regulatory approvals. To date, we have recognized revenue from a license and supply agreement and a fully utilized government grant and have not generated any product revenue. Even if we receive regulatory approval for any of our product candidates, we do not know when these product candidates will generate revenue for us, if at all.

In addition, since inception, we have incurred significant operating losses. For the six months ended June 30, 2021, we reported a net loss of $25.0 million. For the years ended December 31, 2020 and 2019, we reported a net loss of $80.9 million and $78.3 million, respectively. As of June 30, 2021, we had an accumulated deficit of $301.1 million. We have financed our operations primarily through private placements of our preferred stock, the initial public offering of our common stock, follow-on public offerings of our common stock and pre-funded warrants, collection of a research grant, and the licensing of our product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East. We have devoted substantially all of our efforts to research and development. Currently, we are conducting clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency and for AGLE-177 for the treatment of Homocystinuria. In June 2021, we initiated dosing the first patient in our Phase 1/2 clinical trial investigating AGLE-177 for the treatment of Homocystinuria. We have not initiated clinical development of our other product candidates and none of our product candidates are ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

To become and remain profitable, we must develop and eventually commercialize a product candidate or product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing nonclinical testing, initiating and completing clinical trials of one or more of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those product candidates for which we obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. We are currently advancing clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency and have recently initiated dosing in our Phase 1/2 clinical trial of AGLE-177 for the treatment of patients with Homocystinuria. We are in the nonclinical development stages for our remaining product candidates. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain or expand our research and development efforts, expand our business or continue our operations. A decline in the value of our company would also cause you to lose part or even all of your investment.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our expenses to increase in parallel with our ongoing activities, particularly as we continue our research and nonclinical development to identify new clinical candidates and initiate and continue clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding to support our continuing operations. If we are unable to raise capital when needed for any reason, including but not limited to a U.S. federal government shutdown, or on acceptable terms, we would be forced to delay, reduce or eliminate our discovery and nonclinical development programs, our ongoing clinical development, or any future clinical development or commercialization efforts.

Based upon our planned use of our cash, cash equivalents, marketable securities, and restricted cash as of June 30, 2021, we estimate such funds will be sufficient for us to (i) to advance the clinical development of pegzilarginase through our Phase 3 PEACE trial and Biologics License Application, or BLA, submission, (ii) fund completion of our ongoing open-label extension study for patients with Arginase 1 Deficiency, and (iii) to advance the clinical development of AGLE-177 through our Phase 1/2 clinical trial and preparation for a potential Phase 3 trial for the treatment of patients with Homocystinuria. Our future capital requirements will depend on many factors, including:

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

Our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products, none of which have been approved to date. Accordingly, we will continue to rely on additional financing to achieve our business objectives, which may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or equity-linked offerings, debt financings, grants from research organizations, collaborations, and license and development agreements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or if existing holders of warrants exercise their rights to purchase common stock, your ownership interest will be diluted, and the terms of these securities may rank senior to our common stock and include liquidation or other preferences, covenants or other terms that adversely affect your rights as a common stockholder. Further, any future sales of our common stock by us or resale of our common stock by our existing stockholders could cause the market price of our common stock to decline. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We have invested a significant portion of our efforts and financial resources in the nonclinical and clinical development and testing of our most advanced product candidate, pegzilarginase, for the treatment of patients with Arginase 1 Deficiency and in certain oncology trials. Our ability to generate product revenues, if ever, will depend heavily on the successful development and commercialization of pegzilarginase. The success of pegzilarginase, AGLE-177, and our other product candidates will depend on many factors, including the following:

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

The outbreak of the novel strain of coronavirus, SARS-CoV-2 and its variants, which causes COVID-19, has, and may continue to, adversely impact our business, including our clinical trials and nonclinical studies.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In response to the COVID-19 pandemic and the ongoing vaccination campaign, we have reopened our executive offices and research laboratory in adherence with our COVID-19 protective protocols. While some of our administrative employees continue their work outside of our offices, a significant portion of our employees, including laboratory personnel, have returned to the office either full- or part-time.

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

•

interruption of key clinical trial activities, such as clinical assessments at pre-specified timepoints during the trial and clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal,  state, or foreign governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

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

•	reduced ability to engage with the scientific, medical and investor communities due to the cancellation of conferences scheduled throughout the year.

For example, the timing of our Phase 3 PEACE trial has been impacted by COVID-19 as a result of all of our clinical trial sites temporarily suspending screening. All patients that had initially paused dosing due to COVID-19 had restarted treatment by September 2020. However, patients may miss dosing appointments in the future, whether due to COVID-19 or other reasons. While the Phase 3 PEACE trial protocol allows for a patient to miss a few dosing appointments without being disqualified from the trial, an excessive number of missed doses may adversely affect the usefulness of the data collected in the trial or require us to exclude a subject from the per protocol analysis. We completed enrollment and randomization of patients in the Phase 3 PEACE trial in April 2021. In addition, although we are conducting a Phase 1/2 open label clinical trial of AGLE-177 for the treatment in patients with Homocystinuria, the protocol requires in-person visits to clinical trial sites. Many of these sites are located in areas that have experienced significant impacts and may continue to experience more pronounced impacts to their healthcare systems due to COVID-19 and consequently many previously suspended patient recruitment and may do so again in the future. While we initiated dosing in our Phase 1/2 clinical trial investigating AGLE-177 for the treatment of Homocystinuria in June 2021, the timing of continued enrollment may be delayed in the future due to the impact of COVID-19 and local restrictions. Additionally, missed doses by patients in the study may adversely affect the usefulness of the data collected in the trial.

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

We have initiated clinical trials with our lead product candidate, pegzilarginase, and AGLE-177. The risk of failure for all of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete nonclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans for the respective target indications. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process.

The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials that will likely differ in design and size from early-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, while we have observed a reduction in blood arginine and arginine metabolite levels due to administration of pegzilarginase in patients with Arginase 1 Deficiency, and a reduction in blood arginine levels due to pegzilarginase in patients with advanced solid tumors, these data may not necessarily be predictive of the final results of all patients intended to be enrolled in our ongoing or future clinical trials, and may also not be predictive of pegzilarginase’s ability to reduce arginine or arginine metabolite levels for these patients over a longer term nor predictive of positive clinical outcomes. In addition, while we intend to announce interim data from our clinical trials from time to time, such reports may be based on unaudited data provided by our clinical trial investigators. An audit or subsequent review of this data may change the conclusions drawn from this unaudited data provided by our clinical trial investigators indicating less promising results than we anticipate. In addition, our observations of clinical improvements, through clinician and assessor feedback or assessment tools in the Phase 1/2 clinical trial and Phase 2 open label study of pegzilarginase in patients with Arginase 1 Deficiency after cumulative doses, may not be representative of our observations with subsequently dosed patients out to a similar or longer duration of cumulative dosing.

We completed enrollment in our single, global pivotal Phase 3 PEACE clinical trial to evaluate the safety and efficacy of pegzilarginase in patients with Arginase 1 Deficiency. Due to COVID-19, all of our clinical trial sites temporarily suspended screening, limiting patient access, and resulting in some missed dosing appointments for patients. All patients that had initially paused dosing due to COVID-19 had restarted treatment by September 2020. However, patients may miss dosing appointments in the future, whether due to COVID-19 or other reasons. The Phase 3 PEACE trial protocol allows for a patient to miss a few dosing appointments without being disqualified from the trial, but an excessive number of missed doses may adversely affect the usefulness of the data collected in the trial or require us to exclude a subject from the per protocol analysis. In addition, we initiated dosing the first patient in our Phase 1/2 clinical trial investigating AGLE-177 for the treatment of Homocystinuria in June 2021, the timing of continued enrollment may be delayed in the future due to the impact of COVID-18 and local restrictions. Additionally, missed doses by patients in the study may adversely affect the usefulness of the data collected in the trial.

Furthermore, while our completed Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency primarily evaluated the safety of our product candidate, such clinical and other preclinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials and nonclinical studies have nonetheless failed to obtain marketing approval of their products. Further, while we have conducted prior clinical trials of pegzilarginase in certain oncology indications, we are currently exploring partnership opportunities for further development in oncology. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

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

We are currently conducting nonclinical development of our product candidates other than our clinical trials for pegzilarginase for the treatment of patients with Arginase 1 Deficiency and AGLE-177 for the treatment of patients with Homocystinuria. Progression of any candidate into clinical trials is inherently risky and dependent on the results obtained in nonclinical programs, and other potential results such as the results of other clinical programs and results of third-party programs. If results are not available when expected or problems are identified during therapy development, we may experience significant delays in clinical development. This may also impact our ability to achieve certain financial milestones and the expected timeframes to market any of our product candidates. Additionally, commencing any future clinical trials is subject to finalizing the trial design and submitting an IND, CTA or comparable submission in other jurisdictions. Even after we submit an IND, CTA or comparable submission in other jurisdictions, the Health Authorities could disagree that we have satisfied their requirements to commence our clinical trials, disagree with our study design, or may change their guidance criteria, which may require us to complete additional nonclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials. Failure to submit or have effective INDs, CTAs or other comparable foreign equivalents and commence clinical programs will ultimately limit our opportunity to generate revenue.

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

We have only initiated clinical trials for pegzilarginase and AGLE-177 for the treatment of certain conditions. We have not dosed any of our other product candidates in humans. Our existing and future planned clinical trials may reveal significant adverse events, toxicities or other side effects not seen in our nonclinical studies or early stage clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

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

In a completed Phase 1/2 clinical trial and an ongoing Phase 2 open-label extension study of pegzilarginase for the treatment of patients with Arginase 1 Deficiency, we have observed serious adverse events in some patients, including hypersensitivity and hyperammonemia, which were infrequent, expected and manageable. Hyperammonemia is an important metabolic effect experienced by some patients with Arginase 1 Deficiency. None of the patients in these trials discontinued due to adverse events, while three patients discontinued for non-medical reasons.

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

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the Health Authorities. For example, although we have completed enrollment in our Phase 3 PEACE trial and are currently enrolling in our Phase 1/2 clinical trial investigating AGLE-177 for the treatment of Homocystinuria, the timing of each trial has been impacted by COVID-19. All of our clinical trial sites for the Phase 3 PEACE trial temporarily suspended screening, limiting patient access, and resulting in some missed dosing appointments for patients. All patients that had initially paused dosing due to COVID-19 had restarted treatment by September 2020. However, patients may miss dosing appointments in the future, whether due to COVID-19 or other reasons. Additionally, while we initiated dosing the first patient in our Phase 1/2 clinical trial investigating AGLE-177 for the treatment of Homocystinuria in June 2021, the timing of continued enrollment may be delayed in the future due to the impact of COVID-19 and local restrictions. Furthermore, many of our product candidates, including pegzilarginase and AGLE-177, initially target indications that may be characterized as orphan markets, which can prolong the clinical trial timeline if sufficient patients cannot be enrolled in a timely manner. Arginase 1 Deficiency is a rare disorder, and there are no published reports of disease prevalence.

We commissioned a genetic prevalence analysis and based on that analysis estimate the Arginase 1 Deficiency population is greater than 2,500 patients in the global addressable markets. The genetic prevalence-based methodology is intended to account for misdiagnosis of the disease and to address limitations in newborn screening methodology, including naturally low arginine levels in newborns and lack of geographic availability or standardization of testing. Presently, only 34 U.S. states and jurisdictions perform newborn screening for Arginase 1 Deficiency, and newborn screening is not currently widely performed in European countries. As of January 2021, we have identified over 300 Arginase 1 Deficiency patients in the global addressable markets, primarily in the U.S. and France, Germany, Italy, Spain and the United Kingdom, referred to as the EU5, representing approximately 65% and 30% of the estimated genetic prevalence populations in the U.S. and EU5, respectively. We estimate the patient population for Homocystinuria may exceed 30,000 in global addressable markets, but we may not be able to continue to enroll the trial as expected or locate and enroll a sufficient number of eligible patients as required by the Health Authorities, and the necessary regulatory approvals could be delayed or prevented.

Delays in patient enrollment could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.

Patient enrollment is affected by factors including:

•	the impact of COVID-19 and related local restrictions;
•	the severity of the disease under investigation;
•	the design of the clinical trial protocol;
•	the novelty of the product candidate and acceptance by physicians;
•	the patient eligibility criteria for the study in question;
•	the size of the total patient population;
•	the design of the clinical trials;
•	the perceived risks and benefits of the product candidate under study;
•	the availability and efficacy of competing therapies and clinical trials;
•	our payments for conducting clinical trials;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment with the product candidate; and
•	the proximity and availability of clinical trial sites for prospective patients.

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

Even though we have obtained orphan drug designation for pegzilarginase in the United States and Europe for the treatment of Arginase 1 Deficiency (hyperargininemia), and for AGLE-177 in the United States and Europe for the treatment of patients with Homocystinuria, we may not obtain or maintain orphan drug exclusivity for pegzilarginase or AGLE-177 and we may not obtain orphan drug designation or exclusivity for any of our other product candidates or indications.

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

Even though we have received orphan drug designation for pegzilarginase for the treatment of Arginase 1 Deficiency in the United States and Europe, and for AGLE-177 for the treatment of patients with Homocystinuria in the United States and Europe, we may not be the first to obtain marketing approval for the orphan-designated indication in these jurisdictions due to the uncertainties associated with developing pharmaceutical product candidates. We may also seek to obtain orphan drug designations in other international jurisdictions. However, there is no guarantee that we would be able to do so on a timely basis, or at all. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or a drug with the same principal molecular structural features can be approved for a different indication. Orphan drug designation by FDA or EMA neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, even if we intend to seek orphan drug designation for other product candidates or indications, we may never receive such designations or obtain orphan drug exclusivity.

A Rare Pediatric Disease designation by the FDA does not guarantee that the NDA or BLA for the product will qualify for a priority review voucher upon approval, and it does not lead to a faster development or regulatory review process, or increase the likelihood that any of our product candidates will receive marketing approval.

Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying BLA or NDA for the treatment of a rare pediatric disease, the sponsor of such an application would be awarded a transferable rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent BLA or NDA. In September 2018, the FDA notified us that we obtained Rare Pediatric Disease designation for pegzilarginase for the treatment of patients with Arginase 1 Deficiency, and in November 2020, the FDA notified us that we obtained Rare Pediatric Disease designation for AGLE-177 for the treatment of Homocystinuria. On December 27, 2020, the Creating Hope Reauthorization Act extended the Rare Pediatric Disease Priority Review Voucher Program, and after September 30, 2024, the FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the drug, and that designation was granted by September 30, 2024. After September 30, 2026, FDA may not award any rare pediatric disease priority review vouchers. However, there is no guarantee that any of our product candidates will be approved by that date, or at all, and, therefore, we may not be in a position to obtain a priority review voucher prior to expiration of the program, unless Congress further reauthorizes the program. Additionally, designation of a drug for a rare pediatric disease does not guarantee that a BLA will meet the other eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval.

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

We or third parties may not be successful in developing diagnostic assays, or enhanced biomarker approaches, if required for our product candidates.

In developing a product candidate for some indications, we may decide to use a biomarker-based test to identify patients for enrollment and, or, monitor patients in clinical trials or in the commercial environment, which could require development of new and/or enhancement of existing biochemical monitoring approaches. In such case, the FDA may require the development and regulatory approval of a companion diagnostic assay as a condition to approval of the product candidate. Alternatively, there may be clinical benefits for some enzyme-based therapies in enhancing currently available biochemical monitoring approaches. While we are not aware of any precedents requiring such approaches for regulatory approval, FDA or other regulatory authorities could request that new biochemical monitoring approaches are available to support some product candidates. Clinical trials that utilize a biomarker-based test to select patients are likely to take longer and require additional funding. We do not have experience or capabilities in developing or commercializing these companion diagnostics and plan to rely in large part on third parties to perform these functions. Some diagnostic assays are subject to regulation by the FDA as medical devices and require separate regulatory approval prior to the use of such diagnostic assays with a therapeutic product candidate. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostic assays for use with our product candidates, or experience delays in development, we may be unable to identify patients with the specific profile targeted by our product candidates for enrollment in our clinical trials. Accordingly, further investment may be required to further develop or obtain the required regulatory approval for the relevant diagnostic assay, which would delay or substantially impact our ability to conduct further clinical trials or obtain regulatory approval. In addition, if a companion diagnostic is necessary for any of our product candidates, a delay in the development of the assay, or the delay or failure to obtain regulatory approval of the companion diagnostic would delay or prevent the approval of the therapeutic product candidate. Alternatively, we may also make the decision that our therapy does not require a companion diagnostic, however the Health Authorities may disagree and require the development and regulatory approval of a companion diagnostic assay as a condition of approval of the product candidate, creating additional costs and a delay in bringing our product candidate to market.

We expect to expand our development and regulatory capabilities and potentially implement commercialization capabilities, and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing, access, reimbursement, and distribution.

We currently do not have a fully integrated commercial team to distribute and market our product candidates following regulatory approval. In order to commercialize any product candidates, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we intend to establish a fully integrated commercial organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time consuming and will require significant attention of our executive officers to manage. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain commercial personnel. Any failure or delay in the development of our internal sales, marketing, access, reimbursement, and distribution capabilities would adversely impact the commercialization of any of our product candidates that we obtain approval to market.

With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. In particular, we have and expect to continue to partner with third parties to commercialize pegzilarginase outside the United States. For example, in March 2021, we entered into a licensing agreement with Immedica Pharma AB, or Immedica, in which Immedica acquired the product rights for commercialization of pegzilarginase in the European Economic Area and certain Middle East jurisdictions. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. If we are unable to enter into such arrangements when needed on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Our understanding of both the number of people who suffer from conditions such as Arginase 1 Deficiency or Homocystinuria, as well as the potential subset of those who have the potential to benefit from treatment with our product candidates, are based on estimates. We expect our product candidates targeting rare diseases to target a smaller subset of patient populations that suffer from the respective diseases we seek to treat. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

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

Even if any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success. Current treatments for Arginase 1 Deficiency and Homocystinuria include dietary protein restrictions and for Arginase 1 Deficiency, in some instances, ammonia-scavenging drugs such as RAVICTI (glycerol phenylbutyrate). If our product candidates do not achieve an adequate level of acceptance, we may never generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	their efficacy, safety and other potential advantages compared to alternative treatments;
•	our ability to offer them for sale at competitive prices;
•	their convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the ability of healthcare professionals to accurately identify and diagnose patients with the relevant/indicated condition;
•	the strength of marketing and distribution support;
•	the availability of third-party payor coverage and adequate reimbursement for our product candidates;
•	the prevalence and severity of their side effects;
•	any restrictions on the use of our product candidates together with other medications;
•	interactions of our product candidates with other products patients are taking; and
•	inability of patients with certain medical histories to take our product candidates.

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

There are multiple approved treatments and investigational therapies for the management of hyperammonemia commonly experienced by patients with urea cycle disorders. While these products – known as ammonia scavengers – do not target the core metabolic defect of Arginase 1 Deficiency, they can help patients manage their elevated ammonia levels. Horizon Therapeutics plc actively markets two branded ammonia scavenger therapies (RAVICTI (glycerol phenylbutyrate) and BUPHENYL (sodium phenylbutyrate)), and at least one generic formulation of sodium phenylbutyrate is commercially available. From a clinical development perspective, Acer Therapeutics Inc. is developing a taste-masked, immediate-release formulation of sodium phenylbutyrate for the treatment of hyperammonemia and recently announced their intent to enter a global development and commercialization agreement with Relief Therapeutics Holding AG. Acer anticipates NDA submission of ACER-001 for urea cycle disorders in the third quarter of 2021, pending agreement with FDA on the initial Pediatric Study Plan (iPSP).

We anticipate a competitive landscape in Homocystinuria. There is currently one FDA-approved therapy for the treatment of Homocystinuria and multiple medical foods. CYSTADANE® (betaine anhydrous for oral solution) was approved by the FDA in 1986 and is currently marketed in North America by Recordati Rare Diseases Inc. We are also aware of one investigational therapy in clinical development for the treatment of Homocystinuria. Travere Therapeutics Inc. recently acquired Orphan Technologies Ltd., a clinical-stage biopharmaceutical company focused on the development of OT-58 (now TVT-058 or pegtibatinase) for the treatment of Classical Homocystinuria. Travere is enrolling a Phase 1/2 study of TVT-058, an enzyme replacement therapy in patients with Homocystinuria due to cystathionine β-synthase deficiency and has stated that topline data from this study will be available in 2021. Additionally, Erytech Pharma SA has a product candidate for Homocystinuria in preclinical development. It is possible that competitors may produce, develop, and commercialize therapeutics, or utilize other approaches to treat Homocystinuria.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the UK and the countries of the European Union, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, the prices of products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

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

In addition to CMS and private payors, professional organizations can influence decisions about reimbursement for new products by determining standards for care. In addition, many private payors contract with commercial vendors who sell software that provide guidelines that attempt to limit utilization of, and therefore reimbursement for, certain products deemed to provide limited benefit to existing alternatives. Such organizations may set guidelines that limit reimbursement or utilization of our product candidates.

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

If in the future we are unable to establish U.S. or global sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if they are approved, thus limiting our ability to generate any product revenue.

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

We currently rely and will continue to rely on third parties to provide manufacturing and clinical development capabilities. For example, we currently rely on third party contract manufacturing organizations, to manufacture and supply nonclinical and clinical trial quantities of our lead product candidate, pegzilarginase, AGLE-177 in Homocystinuria, and for additional pipeline product candidates. We also expect to continue to rely on such third parties to manufacture and supply commercial quantities of pegzilarginase, as well as AGLE-177 for our Phase 1/2 clinical trial.

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

The formulation used in early studies may not be a final formulation for commercialization. If we are unable to demonstrate that our commercial scale product is comparable to the product used in clinical trials, we may not receive regulatory approval for that product without additional clinical trials. We have contracted with third party manufacturers for certain studies related to potential commercial scale manufacturing of pegzilarginase, but there is no guarantee that such studies, the transfer of technology to or any potential manufacturing at such facility, will be completed successfully, on time, or at all. We also cannot guarantee that we will be able to make any required modifications within currently anticipated timeframes or that such modifications, if and when made, will obtain regulatory approval or that the new processes or modified processes will be successfully implemented by or transferred to any third-party contract suppliers within currently anticipated timeframes. These may require additional studies and may delay our clinical trials and/or commercialization.

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

Failure of any future third-party collaborators to successfully commercialize diagnostics or monitoring assays developed for use with our therapeutic product candidates could harm our ability to commercialize these product candidates.

We do not plan to internally develop diagnostics or monitoring assays, or Assays. As a result, we are dependent on the efforts of our third-party strategic partners to successfully commercialize any needed Assays. Our strategic partners:

•	may not perform their obligations as expected;
•	may encounter production difficulties that could constrain the supply of the Assays;
•	may have difficulties gaining acceptance of the use of the Assays in the clinical community;
•	may not pursue commercialization of any Assays;
•

may elect not to continue or renew commercialization programs based on changes in the strategic partners’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

•	may not commit sufficient resources to the marketing and distribution of such Assay product candidates; and
•	may terminate their relationship with us.

If Assays needed for use with our therapeutic product candidates fail to gain market acceptance, our ability to derive revenues from sales of these therapeutic product candidates could be harmed. If our strategic partners fail to develop and commercialize these Assays, it could adversely affect and delay the development or commercialization of our therapeutic product candidates.

We may not be successful in finding strategic partners for continuing development or commercialization of certain of our product candidates.

We may seek to develop strategic partnerships for developing certain of our product candidates, due to capital costs required to develop the product candidates or manufacturing constraints. We also have entered into and expect to enter into future partnership agreements to commercialize pegzilarginase outside the United States, including through our licensing agreement with Immedica. We may not be successful in our efforts to establish such a strategic partnership or other alternative arrangements for our product candidates because our research and development pipeline may be insufficient, our product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. In addition, we may be restricted under existing collaboration or license and development agreements from entering into future agreements with potential strategic partners. We cannot be certain that, following a strategic transaction or license, we will achieve an economic benefit that justifies such transaction.

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

Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing marketing approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other studies. In addition, varying interpretations of the data obtained from nonclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

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

Additionally, the implementation of the United Kingdom’s exit from the European Union, or “Brexit,” may cause disruptions and uncertainty in the current regulatory framework in Europe. Brexit has resulted in the EMA moving from the United Kingdom to the Netherlands. In the United Kingdom, this transition may cause disruption in the administrative and medical scientific links between the EMA and MHRA. Following the United Kingdom’s departure from the European Union, it no longer automatically complies with the standards of clinical efficacy, safety and chemistry control, and manufacture as applied by the European Medicines Directive. Applications submitted for marketing authorization under the centralized EMA procedure will no longer be automatically validated for authorization in the United Kingdom, and the benefit-risk assessments conducted by the United Kingdom may not be consistent with the EMA conclusions. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the European Union and/or the United Kingdom. In view of the current lack of detail and resolution with regard to the Brexit transition, we are unable to confidently predict the effects of such disruption to the regulatory framework in Europe, and as to how this may delay or impair any potential regulatory approvals, commercialization of any of our product candidates, and our ability to generate potential revenues.  If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On January 20, 2017, federal agencies with authorities and responsibilities under the ACA were directed to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. More recently, the Tax Cuts and Jobs Act was signed into law, which eliminated certain requirements of the ACA, including the individual mandate. It is unclear the impact this legislation will have on the ACA and our business at this time. On December 14, 2018, a Texas United States District Court Judge ruled that the ACA is unconstitutional in its entirety because the "individual mandate" was repealed by Congress as part of the Tax Cuts and Jobs Act. On December 18, 2019, the United States court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well.  On June 17, 2021, the United States Supreme Court held that plaintiffs do not have standing to challenge the constitutionality of the individual mandate. It is unclear whether there will be additional challenges to the ACA. Additionally, on January 28, 2021, the President of the United States issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is uncertain how other such litigation or the healthcare measures of the United States administration will impact the ACA and our business.

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

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including interference or derivation proceedings before the U.S. PTO and similar bodies in other jurisdictions. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. We may also institute proceedings in courts or patent offices seeking decisions regarding the validity or scope of patents owned by third parties. For example, we have filed nullity actions in the Federal Patent Court in Germany regarding two German patents relating to arginases.

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

In December 2013, our wholly owned subsidiaries AECase, Inc. and AEMase, Inc. each entered into an exclusive, worldwide license agreement, including the right to grant sublicenses, with the University of Texas at Austin for certain intellectual property owned by the University of Texas at Austin related to our program candidates related to cystinase and methioninase. In January 2017, we and the University of Texas at Austin entered into an Amended and Restated Patent License Agreement, or the Restated License, which consolidated the two license agreements, revised certain obligations, and licensed additional patent applications and invention disclosures to us. The Restated License was amended in August 2017, December 2017, and December 2018 to revise diligence milestones and license additional patent applications, including our program candidates under the AGLE-177 and cystinuria programs. The intellectual property licensed under the Restated License includes an invention that was made with U.S. government support. The U.S. government therefore has certain rights in such inventions under the applicable funding agreements and under applicable law. In addition, we are subject to a requirement that the products covered by the applicable patents that are sold or used in the United States must be manufactured substantially in the United States unless a written waiver is obtained in advance from the U.S. government. The Restated License obligates us to make certain payments at the achievement of certain milestones and at regular intervals throughout the life of the license. The University of Texas at Austin may terminate the Restated License under certain circumstances, including for a breach by us that is not cured within 30 or 60 days of notice (depending on the type of breach), or if we or any of our affiliates or sublicensees participate in any proceeding to challenge the licensed patent rights (unless, with respect to sublicensees, we terminate the applicable sublicense).

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

The Leahy-Smith Act also requires an inventor to file a patent application on their invention prior to any other bona fide independent inventor. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications.

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

We are a clinical-stage biotechnology company with a limited operating history, and, as of June 30, 2021, had 91 employees, including three executive officers. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We have a concentrated stockholder base and our executive officers and directors, combined with our stockholders who, to our knowledge, each owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a substantial number of our capital stock as of June 30, 2021. As a result, if these stockholders were to choose to act together, they may be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would likely control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

In addition, in April 2020, we entered into an “at-the-market” offering of our common stock pursuant to a sales agreement between us and JonesTrading Institutional Services LLC, or JonesTrading, under a shelf registration statement on Form S-3. Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver a placement notice to JonesTrading at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or JonesTrading pursuant to the terms of the sales agreement. The number of shares that are sold by JonesTrading after delivering a placement notice will fluctuate based on the market price of our common stock during the sales period and limits we set with JonesTrading. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. Issuances of any shares sold pursuant to the sales agreement will have a dilutive effect on our existing stockholders. In July 2020, we filed a new shelf registration statement on Form S-3 that was declared effective in July 2020 by the SEC for the potential offering, issuance and sale by us of up to $400.0 million of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and debt securities, subscription rights to purchase common stock and units consisting of all or some of these securities. If we sell common stock, preferred stock, convertible securities and other equity securities in other transactions pursuant to our shelf registration statements on Form S-3, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders. In May 2021, we filed a shelf registration statement on Form S-3, that was declared effective on June 8, 2021 by the SEC, registering up to 19,020,434 shares of our common stock held by 667, L.P., or 667, and Baker Brothers Life Sciences, L.P., or Life Sciences, and together with 667, the Baker Funds, which includes 15,610,328 shares of common stock issuable upon the exercise of pre-funded warrants held by the Baker Funds, for resale or other disposition from time to time as described in the registration statement.

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

We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our clinical trials, and are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. In May 2018, a new privacy regime, the General Data Protection Regulation, or GDPR, took effect in the European Economic Area, or EEA. The GDPR increases our obligation with respect to clinical trials conducted in the EEA by expanding the definition of “personal data” and requiring changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater, and other administrative penalties. In addition, the GDPR increases the scrutiny of transfers of personal information from clinical trial sites located in the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union (the Court of Justice) invalidated the European Union-United States (EU-U.S.) Privacy Shield on the grounds that the EU-U.S. Privacy Shield failed to offer adequate protections to EU personal information transferred to the United States. While the Court of Justice upheld the use of other data transfer mechanisms, such as the Standard Contractual Clauses, or SCCs, the decision has led to some uncertainty regarding the use of such mechanisms for data transfers to the United States, and the court made clear that reliance on SCCs alone may not necessarily be sufficient in all circumstances. The use of SCCs for the transfer of personal information specifically to the United States also remains under review by a number of European data protection supervisory authorities. For example, German and Irish supervisory authorities have indicated that the SCCs alone provide inadequate protection for EU-U.S. data transfers. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The European Data Protection Board, or the EDPB, issued additional guidance regarding the Court of Justice’s decision on November 11, 2020 which imposes higher burdens on the use of data transfer mechanisms, such as the SCCs, for cross-border data transfers. To comply with this guidance, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. Further, the European Commission adopted two new sets of SCCs on June 4, 2021 and set timelines for when they became effective. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit				Incorporate by	Exhibit	Filed
Number	Description	Form	File No	Date of Filing	No.	Herewith

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101

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

Date: August 5, 2021

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Anthony G. Quinn
Anthony G. Quinn, M.B Ch.B, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2021

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Jonathan Alspaugh
Jonathan Alspaugh
Chief Financial Officer
(Principal Financial Officer and duly Authorized Signatory)