Form 10-Q
period 2021-09-30
Aeglea BioTherapeutics, Inc.
filed 2021-11-04
CIK 1636282

T W

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 28, 2021, the registrant had 49,319,958 shares of common stock, $0.0001 par value per share, outstanding.

AEGLEA BIOTHERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,665	$90,095
Marketable securities	87,763	56,178
Prepaid expenses and other current assets	5,086	3,516
Total current assets	117,514	149,789
Restricted cash	1,837	1,842
Property and equipment, net	4,916	5,642
Operating lease right-of-use assets	3,897	4,230
Other non-current assets	897	115
TOTAL ASSETS	$129,061	$161,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,863	$2,254
Operating lease liabilities	415	319
Deferred revenue	4,791	—
Accrued and other current liabilities	13,359	13,870
Total current liabilities	20,428	16,443
Non-current operating lease liabilities	4,746	5,129
Deferred revenue, net of current portion	1,614	—
Other non-current liabilities	192	214
TOTAL LIABILITIES	26,980	21,786
Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2021 and December 31, 2020; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 49,306,107 shares and 47,959,086 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	423,437	415,824
Accumulated other comprehensive income	2	11
Accumulated deficit	(321,363)	(276,008)
TOTAL STOCKHOLDERS’ EQUITY	102,081	139,832
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$129,061	$161,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
License	$—	$—	$12,000	$—
Development fee	1,399	—	3,095	—
Total revenue	1,399	—	15,095	—

Operating expenses:
Research and development	14,853	12,451	40,287	43,882
General and administrative	6,839	5,672	20,015	14,823
Total operating expenses	21,692	18,123	60,302	58,705
Loss from operations	(20,293)	(18,123)	(45,207)	(58,705)

Other income (expense):
Interest income	36	88	77	549
Other (expense) income, net	(24)	2	(107)	(23)
Total other income (expense)	12	90	(30)	526
Loss before income tax expense	(20,281)	(18,033)	(45,237)	(58,179)
Income tax expense	(26)	—	(118)	—
Net loss	$(20,307)	$(18,033)	$(45,355)	$(58,179)

Net loss per share, basic and diluted	$(0.31)	$(0.29)	$(0.69)	$(1.18)
Weighted-average common shares outstanding, basic and diluted	65,789,449	62,240,412	65,675,915	49,473,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(20,307)	$(18,033)	$(45,355)	$(58,179)
Other comprehensive income (loss):
Foreign currency translation adjustment	(10)	5	(4)	5
Unrealized gain (loss) on marketable securities	1	(24)	(5)	(36)
Total comprehensive loss	$(20,316)	$(18,052)	$(45,364)	$(58,210)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	Three and Nine Months Ended September 30, 2021
			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances - December 31, 2020	47,959	$5	$415,824	$11	$(276,008)	$139,832
Issuance of common stock in connection with employee stock purchase plan	38	—	224	—	—	224
Issuance of common stock in connection with exercise of stock options	23	—	146	—	—	146
Issuance of common stock in connection with exercise of pre-funded warrants	1,000	—	—	—	—	—
Stock-based compensation expense	—	—	1,757	—	—	1,757
Foreign currency translation adjustment	—	—	—	4	—	4
Unrealized gain on marketable securities	—	—	—	10	—	10
Net loss	—	—	—	—	(18,218)	(18,218)
Balances - March 31, 2021	49,020	$5	$417,951	$25	$(294,226)	$123,755
Issuance of common stock in connection with exercise of stock options	6	—	33	—	—	33
Stock-based compensation expense	—	—	2,080	—	—	2,080
Foreign currency translation adjustment	—	—	—	2	—	2
Unrealized loss on marketable securities	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(6,830)	(6,830)
Balances - June 30, 2021	49,026	$5	$420,064	$11	$(301,056)	$119,024
Issuance of common stock in connection with employee stock purchase plan	45	—	230	—	—	230
Issuance of common stock in connection with exercise of stock options	235	—	1,036	—	—	1,036
Stock-based compensation expense	—	—	2,107	—	—	2,107
Foreign currency translation adjustment	—	—	—	(10)	—	(10)
Unrealized gain on marketable securities	—	—	—	1	—	1
Net loss	—	—	—	—	(20,307)	(20,307)
Balances - September 30, 2021	49,306	$5	$423,437	$2	$(321,363)	$102,081

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

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,355)	$(58,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,165	627
Purchase net premium on marketable securities	(374)	(102)
Net amortization of premium (accretion of discount) on marketable securities	490	(47)
Stock-based compensation	5,944	4,644
Non-cash operating lease expense	334	465
Other	2	(15)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,555)	(1,968)
Accounts payable	(390)	(539)
Operating lease liabilities	(286)	92
Deferred revenue	6,405	—
Accrued and other liabilities	(828)	(3,621)
Net cash used in operating activities	(34,448)	(58,643)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(573)	(3,280)
Purchases of marketable securities	(119,829)	(98,000)
Proceeds from maturities of marketable securities	88,120	65,056
Net cash used in investing activities	(32,282)	(36,224)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and pre-funded warrants in public offering, net of offering costs	—	129,103
Proceeds from employee stock plan purchases and stock option exercises	1,654	744
Principal payments on finance lease obligation	(341)	(14)
Net cash provided by financing activities	1,313	129,833
Effect of exchange rate on cash, cash equivalents, and restricted cash	(18)	4
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(65,435)	34,970

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Beginning of period	91,937	20,753
End of period	$26,502	$55,723

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Leased assets obtained in exchange for lease obligations	$872	$172
Unpaid amounts related to purchase of property and equipment	$—	$515

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

Liquidity

As of September 30, 2021, the Company had working capital of $97.1 million, an accumulated deficit of $321.4 million, and cash, cash equivalents, marketable securities, and restricted cash of $114.3 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s products will require significant additional financing.

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of September 30, 2021, and its results of operations for the three and nine months ended September 30, 2021 and 2020, changes in stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The December 31, 2020 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2020 as filed with the SEC.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the three or nine months ended September 30, 2021 and 2020.

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

The Company’s contracts may be modified for changes in the customer’s requirements. If contract modifications are for additional goods and services that are distinct from the existing contract, the modification will be accounted for as either a separate contract or a termination of the existing contract, depending on whether the additional goods or services reflects the SSP.

If the additional goods or services in a contract modification are not distinct from the existing contract, they are accounted for as if they were part of the original contract. The effect of the contract modification on the transaction price and the measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue on a cumulative catch-up basis. The cumulative catch-up adjustment is calculated using an updated measure of progress applied to the sum of (1) the remaining consideration allocated to the partially satisfied performance obligation and (2) the revenue already recognized on that performance obligation. The revenue recognized for fully satisfied goods or services and distinct from the remaining performance obligations is not altered by the modification.

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

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables sets forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$12,131	$—	$—	$12,131
Commercial paper	—	74,689	—	74,689
Corporate bonds	—	17,074	—	17,074
Total financial assets	$12,131	$91,763	$—	$103,894

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$6,700	$—	$—	$6,700
U.S. treasury securities	—	57,181	—	57,181
U.S. government agency securities	—	66,893	—	66,893
Corporate bonds	—	3,001	—	3,001
Total financial assets	$6,700	$127,075	$—	$133,775

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

4. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	$12,131	$—	$—	$12,131
Commercial paper	4,000	—	—	4,000
Total cash equivalents	16,131	—	—	16,131

Marketable securities
Commercial paper	70,696	4	(11)	70,689
Corporate bonds	17,080	—	(6)	17,074
Total marketable securities	$87,776	$4	$(17)	$87,763

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	$6,700	$—	$—	$6,700
U.S. treasury securities	4,005	—	(1)	4,004
U.S. government agency securities	66,895	—	(2)	66,893
Total cash equivalents	77,600	—	(3)	77,597

Marketable securities
U.S. treasury securities	53,183	1	(7)	53,177
Corporate bonds	3,000	1	—	3,001
Total marketable securities	$56,183	$2	$(7)	$56,178

The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$37,712	$(11)	$—	$—	$37,712	$(11)
Corporate bonds	15,074	(6)	—	—	15,074	(6)
Total marketable securities	$52,786	$(17)	$—	$—	$52,786	$(17)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$43,183	$(8)	$—	$—	$43,183	$(8)
U.S. government agency securities	66,893	(2)	—	—	66,893	(2)
Total marketable securities	$110,076	$(10)	$—	$—	$110,076	$(10)

As of September 30, 2021 and December 31, 2020, the Company held 23 and 16 debt securities, respectively, that were in an unrealized loss position. The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. As of September 30, 2021 and December 31, 2020, an allowance for credit losses had not been recognized. Given our intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, we do not consider these marketable securities to be impaired as of September 30, 2021 and December 31, 2020.

There were no realized gains or losses on marketable securities for the three and nine months ended September 30, 2021 and 2020. Interest on marketable securities is included in interest income. Accrued interest receivable on available-for-sale debt securities totaled $0.1 million and $0.2 million at September 30, 2021 and December 31, 2020 and is excluded from the estimate of credit losses.

The following table summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	September 30,	December 31,
	2021	2020
Due in one year or less	$87,763	$56,178
Due in 1 - 2 years	—	—
Total marketable securities	$87,763	$56,178

The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued compensation	$3,686	$3,712
Accrued contracted research and development costs	7,294	8,620
Accrued professional and consulting fees	1,419	1,074
Other	960	464
Total accrued and other current liabilities	$13,359	$13,870

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

As of September 30, 2021, the following pre-funded warrants for common stock were issued and outstanding:

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

As of September 30, 2021, the 2016 Plan had 1,369,881 shares available for future issuance.

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	396,200	$4.91	409,500	$2.45	2,557,600	$5.05	1,853,900	$4.61
Restricted stock units	—	$—	228,200	$8.13	—	$—	228,200	$8.13

In July 2020, the Company granted 228,200 RSUs to certain employees, with vesting terms subject to regulatory, commercial, and clinical milestones, in addition to a service condition. As of September 30, 2021 and September 30, 2020, the performance conditions of these RSUs were not probable of being achieved. If and when the performance milestones are deemed probable of being achieved within the required time frame, the Company may recognize up to $1.9 million of stock-based compensation.

Under the Company’s 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company issued and sold 44,957 shares for aggregate cash proceeds of $0.2 million during the three months ended September 30, 2021 and 82,965 shares for aggregate cash proceeds of $0.4 million during the nine months ended September 30, 2021. There were 33,965 shares issued and sold under the 2016 ESPP for aggregate cash proceeds of $0.2 million during the three months ended September 30, 2020 and 59,893 shares for aggregate cash proceeds of $0.4 million during the nine months ended September 30, 2020.

Total stock-based compensation expense related to the Company’s equity incentive plans and 2016 ESPP was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$703	$454	$2,057	$1,651
General and administrative	1,404	1,242	3,887	2,993
Total stock-based compensation expense	$2,107	$1,696	$5,944	$4,644

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the Company’s equity incentive plans, and the shares purchasable under the 2016 ESPP during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Equity Incentive Plans
Expected term (in years)	6.08	6.72	5.99	6.11
Expected volatility	82%	82%	83%	76%
Risk-free interest	0.95%	0.44%	0.84%	1.10%
Dividend yield	0%	0%	0%	0%

2016 ESPP
Expected term (in years)	0.50	0.50	0.50	0.50
Expected volatility	77%	96%	86%	76%
Risk-free interest	0.08%	0.13%	0.08%	0.75%
Dividend yield	0%	0%	0%	0%

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

In July 2021, the Company entered into a memorandum of understanding with Immedica to provide certain additional services in relation to the PEACE Trial and BLA package performance obligation in exchange for the reimbursement of up to $3.0 million of the actual costs incurred in relation to such incremental services. The Company accounted for this as a modification of the existing contract as the incremental services were determined to be not distinct from the PEACE Trial and BLA package performance obligation. The Company calculated the remaining transaction price and allocated the consideration over the remaining performance obligations. The impact of the cumulative catch-up adjustment related to the modification and recorded in the third quarter of 2021 was not material to the Company’s financial statements.

For the three and nine months ended September 30, 2021, the Company recognized revenue of $1.4 million and $3.1 million, respectively, related to the PEACE Trial and BLA package performance obligation. For the three and nine months ended September 30, 2021, the Company recognized no revenue and $12.0 million, respectively, related to the transfer of the License. As of September 30, 2021, the Company has recorded deferred revenue of $6.4 million associated with the license and supply agreement with Immedica, of which $4.8 million is classified as current.

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

The following table presents changes in the Company’s contract liabilities for the periods presented (in thousands):

	December 31,			September 30,
Nine Months Ended September 30, 2021	2020	Additions	Deductions	2021
Contract liabilities:
Deferred revenue	$—	$21,500	$(15,095)	$6,405

The Company had no contract liabilities during the nine months ended September 30, 2020 and no contract assets during the nine months ended September 30, 2021 and 2020.

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

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Options to purchase common stock	7,066,486	5,327,415	6,650,758	4,947,845
Unvested restricted stock units	194,435	193,474	202,540	64,962

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have incurred net losses in each year since inception. Our net losses were $45.4 million and $58.2 million for the nine months ended September 30, 2021 and 2020, respectively, and have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of September 30, 2021, we had an accumulated deficit of $321.4 million. We expect to continue to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase as we continue our clinical development activities for our product candidates and prepare for the potential commercialization of our lead product candidate, pegzilarginase; concurrently develop our pipeline product candidates; expand and protect our intellectual property portfolio; hire additional personnel; and continue to operate as a public company.

Recent Developments

Pegzilarginase in Patients with Arginase 1 Deficiency

We are currently conducting our Phase 3 PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) trial to evaluate the safety and efficacy of pegzilarginase in patients with Arginase 1 Deficiency. In April 2021, we completed patient screening and randomization of 32 patients, exceeding the target enrollment of 30 patients. Topline data are expected from the Phase 3 PEACE trial in December 2021.

In March 2021, we entered into a license and supply agreement, or Immedica Agreement, with Immedica Pharma AB, or Immedica, in which Immedica acquired the product rights for commercialization of pegzilarginase in the European Economic Area, United Kingdom, Switzerland, Andorra, Monaco, San Marino, Vatican City, Turkey, Saudi Arabia, United Arab Emirates, Qatar, Kuwait, Bahrain, and Oman. Upon signing, we received an upfront payment of $21.5 million from Immedica. Under the terms of the Immedica Agreement, we are eligible to receive additional payments of up to approximately $130.0 million in regulatory and commercial milestone payments. Additionally, we are entitled to receive royalties in the mid-20 percent range on net sales of the product in countries included in the Immedica Agreement. In July 2021, the Immedica Agreement was modified to include additional development services, up to $3.0 million, to support the PEACE Trial and BLA package performance obligation. We will continue to be responsible for certain clinical development activities and the manufacturing of pegzilarginase and will retain commercialization rights in the U.S. and the rest of the world.

For the three and nine months ended September 30, 2021, we recognized revenue of $1.4 million and $15.1 million, respectively, under the Immedica Agreement related to the transfer of the license and progress in satisfying the PEACE Trial and BLA package performance obligation.

In September 2021, we presented data at the International Parkinson and Movement Disorder Society Annual Congress from a subset analysis from the Company’s previously reported Phase 1/2 and Phase 2 open-label extension studies of pegzilarginase in patients with Arginase 1 Deficiency. The poster included results of a gait analysis that was performed using video compilations of patients walking at baseline, at Week 24 and Week 48 of the open-label extension study. The assessors looked at 13 gait components, including, arm swing, weight shift and pelvic tilt, and patients demonstrated an improvement in all 13 components through 48 weeks with most of the improvement occurring in the first six months of treatment. The subset analysis also looked at the Modified Ashworth Scale, or MAS, which is a measure of spasticity. The total mean MAS score decreased over time, with improvement evident by Week 12. At Week 48, spasticity was improved in all patients assessed.

On November 4, 2021, we announced that seven abstracts illustrating the drivers and progression of Arginase 1 Deficiency, including a summary of baseline characteristics of patients enrolled in PEACE, will be presented at the 14th International Congress of Inborn Errors of Metabolism being held November 21-23, 2021. Characteristics of the patient cohort include markedly elevated plasma arginine with a median 407 µM (normal levels are 40-115 µM); 66% of patients had a history of spasticity, with 38% having a history of moderate-to-severe spasticity; the mean age of participants was 11 years old with a standard deviation of 6.5 and the age range was 2-29 years old; 44% of patients were classified as Level 1 by the Gross Motor Function Classification System (GMFCS) indicating less severe mobility impairments; and 56% of patients were classified as GMFCS Level 2 or greater, indicating a more significant functional impairment. One of the inclusion criteria for PEACE was that a patient demonstrated a baseline deficit on at least one of the mobility assessments. Eighty-four percent of patients had a baseline deficit in the 2-minute walk test, defined as being in the bottom 15 percentile using age- and sex-based criteria and 84% of patients had a baseline deficit on the Gross Motor Function Measure (GMFM) Part E, defined as a score less than 68 out of a total of 72.

AGLE-177 in Patients with Homocystinuria

In June 2021, we initiated dosing in our first-in-human Phase 1/2 clinical trial investigating AGLE-177 for the treatment of patients with Homocystinuria. The multicenter, open label, dose escalation Phase 1/2 trial is anticipated to enroll 16-20 patients diagnosed with Homocystinuria aged 12 years or older at sites located in the United Kingdom and Australia. The primary endpoint is the safety and tolerability of AGLE-177. Secondary endpoints include pharmacokinetic assessments as well as reduction in plasma total homocysteine levels. Patients will be dosed weekly for four weeks, with four patients in each of the four dosing cohorts and an option to include a fifth cohort as needed.

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

Impacts of the COVID-19 Pandemic

The extent of the impact of COVID-19 and its variants on our operational and financial performance will continue to depend on certain developments, including the duration and spread of the outbreak, the vaccination rate, impact on our clinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have been prevalent in many of the locations where we, our CROs, suppliers or third-party business partners conduct business and as a result, we have experienced disruptions and may continue to experience more pronounced disruptions in our operations. With respect to our clinical trials, we have had patients miss scheduled dosings and experienced delays in enrollment. We may continue to experience such delays as well as delays in distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we have experienced and expect to continue to experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, disruptions in the supply chain, delays in site activations and enrollment of clinical trials, and prioritization of hospital resources toward pandemic effort. We may also experience delays in review by the FDA and comparable foreign regulatory agencies for our product candidates. As of the filing date of this Form 10-Q, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	September 30,		Dollar
	2021	2020	Change	% Change
	(dollars in thousands)
Revenue:
License	$—	$—	$—	*
Development fee	1,399	—	1,399	*
Total revenue	1,399	—	1,399	*

Operating expenses:
Research and development	14,853	12,451	2,402	19%
General and administrative	6,839	5,672	1,167	21%
Total operating expenses	21,692	18,123	3,569	20%
Loss from operations	(20,293)	(18,123)	(2,170)	12%
Interest income	36	88	(52)	59%
Other (expense) income, net	(24)	2	(26)	*
Loss before income tax expense	(20,281)	(18,033)	(2,248)	12%
Income tax expense	(26)	—	(26)	*
Net loss	$(20,307)	$(18,033)	$(2,274)	13%

*	Percentage not meaningful

Development Fee Revenue.    For the three months ended September 30, 2021, we recognized $1.4 million of development fee revenue in connection with the Immedica Agreement. The total revenue generated of $1.4 million was attributable to the PEACE Trial and BLA package. We did not recognize any revenue for the three months ended September 30, 2020.

Research and Development Expenses.    Research and development expenses increased by $2.4 million, or 19%, to $14.9 million for the three months ended September 30, 2021 from $12.5 million for the three months ended September 30, 2020. The change in research and development expenses was due to:

•

higher clinical and nonclinical development expenses, which increased by $2.9 million as a result of ramping-up and completing enrollment in our Phase 3 PEACE trial of pegzilarginase for the treatment of patients with Arginase 1 Deficiency, treating all patients that had initially paused dosing due to COVID-19 in the prior year quarter, and preparing and initiating dosing in our Phase 1/2 trial of AGLE-177 for the treatment of patients with Homocystinuria; and
•

higher personnel-related expenses, which increased by $0.6 million as a result of changes to employee headcount and additional compensation to support our clinical and research development capabilities; offset by

•	lower manufacturing expenses, which decreased by $1.1 million as a result of completing certain pre-commercial manufacturing activities for pegzilarginase.

General and Administrative Expenses.    General and administrative expenses increased by $1.2 million, or 21%, to $6.8 million for the three months ended September 30, 2021 from $5.7 million for the three months ended September 30, 2020. The increase in general and administrative expenses was due to a $0.5 million increase in compensation and other personnel expenses, including $0.2 million in non-cash stock compensation, driven by additional headcount to develop our commercial team, and $0.3 million of expenses related to professional service and legal costs primarily to support the ramp up of our commercial capabilities, and $0.4 million of increased costs related to recruiting, travel, and insurance.

Results of Operations

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended
	September 30,		Dollar
	2021	2020	Change	% Change
	(dollars in thousands)
Revenue:
License	$12,000	$—	$12,000	*
Development fee	3,095	—	3,095	*
Total revenue	15,095	—	15,095	*

Operating expenses:
Research and development	40,287	43,882	(3,595)	8%
General and administrative	20,015	14,823	5,192	35%
Total operating expenses	60,302	58,705	1,597	3%
Loss from operations	(45,207)	(58,705)	13,498	23%
Interest income	77	549	(472)	86%
Other expense, net	(107)	(23)	(84)	*
Loss before income tax expense	(45,237)	(58,179)	12,942	22%
Income tax expense	(118)	—	(118)	*
Net loss	$(45,355)	$(58,179)	$12,824	22%
*	Percentage not meaningful

License and Development Fee Revenue.    For the nine months ended September 30, 2021, we recognized $15.1 million of license and development fee revenue in connection with the Immedica Agreement. The total revenue generated of $15.1 million was attributable to $12.0 million allocated to the license and $3.1 million allocated to the PEACE Trial and BLA package. We did not recognize any revenue for the nine months ended September 30, 2020.

Research and Development Expenses.    Research and development expenses decreased by $3.6 million, or 8%, to $40.3 million for the nine months ended September 30, 2021 from $43.9 million for the nine months ended September 30, 2020. The change in research and development expenses was due to:

•

lower manufacturing expenses, which decreased by $10.6 million as a result of completing certain pre-commercial manufacturing activities for pegzilarginase, which was partially offset by a ramp-up in manufacturing activities for our Homocystinuria program; offset by

•

higher nonclinical development expenses, which increased by $2.3 million as a result of toxicology costs incurred to support our Phase 1/2 trial of AGLE-177 for the treatment of patients with Homocystinuria and additional laboratory costs to support our pipeline;

•

higher clinical development expenses, which increased by $3.6 million as a result of ramping-up and completing enrollment in our Phase 3 PEACE trial of pegzilarginase for the treatment of patients with Arginase 1 Deficiency, treating all patients that had initially paused dosing due to COVID-19 in the prior year, and preparing and initiating dosing in our Phase 1/2 trial of AGLE-177 for the treatment of Homocystinuria; and

•

higher personnel-related expenses, which increased by $1.1 million as a result of changes to employee headcount and additional compensation to support our clinical and research development capabilities.

General and Administrative Expenses.    General and administrative expenses increased by $5.2 million, or 35%, to $20.0 million for the nine months ended September 30, 2021 from $14.8 million for the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily due to a $2.7 million increase in compensation and other personnel expenses, including $0.9 million in non-cash stock compensation, driven by additional headcount to establish and execute our commercial planning activities, $2.2 million of expenses related to professional service and legal costs primarily to support the ramp up of our commercial capabilities, and $0.3 million of increased costs related to recruiting.

Liquidity and Capital Resources

Sources of liquidity

We are a clinical-stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. Since our inception and through September 30, 2021, we have funded our operations primarily by raising an aggregate of approximately $460.8 million of gross proceeds from the sale and issuance of convertible preferred and common equity securities, pre-funded stock warrants, the collection of grant proceeds, and the licensing of our product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East.

In March 2021, we entered into the Immedica Agreement, pursuant to which Immedica licensed the product rights for commercialization of pegzilarginase in the European Economic Area, United Kingdom, Switzerland, Andorra, Monaco, San Marino, Vatican City, Turkey, Saudi Arabia, United Arab Emirates, Qatar, Kuwait, Bahrain, and Oman. In April 2021, we received an upfront payment of $21.5 million from Immedica. Under the terms of the Immedica Agreement, we are also eligible to receive additional payments of up to approximately $130.0 million in regulatory and commercial milestone payments. Additionally, we are entitled to receive royalties in the mid-20 percent range on the net sales of the product in countries included in the Immedica Agreement. In July 2021, the Immedica Agreement was modified to include additional development services, up to $3.0 million, to support the PEACE Trial and BLA package performance obligation.

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

Due to our significant research and development expenditures, we have generated substantial losses in each period since inception. We have an accumulated deficit of $321.4 million as of September 30, 2021. We anticipate that we will continue to generate losses into the foreseeable future as we develop our product candidates, seek regulatory approval of those candidates and begin to commercialize any approved products. Until such time as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, research grants, collaborations, license and development agreements, or other sources. We currently have no debt, credit facility or additional committed capital. To the extent that we raise additional equity, the ownership interest of our stockholders will be diluted.

Based on our available cash, cash equivalents, marketable securities, and restricted cash of $114.3 million as of September 30, 2021, we believe that we have sufficient resources to fund our operations into 2023. We have based this estimate on assumptions that may prove to be incorrect, however, and we could deplete our capital resources sooner than we expect.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(34,448)	$(58,643)
Investing activities	(32,282)	(36,224)
Financing activities	1,313	129,833
Effect of exchange rate on cash, cash equivalents, and restricted cash	(18)	4
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(65,435)	$34,970

Cash used in operating activities

Cash used in operating activities for the nine months ended September 30, 2021 was $34.4 million and reflected a net loss of $45.4 million. Our net loss was offset in part by non-cash expenses of $5.9 million for stock-based compensation, $1.2 million for depreciation and amortization, and $0.3 million for operating lease expense. The net change in operating assets and liabilities of $3.3 million was primarily related to a $6.4 million increase in deferred revenue due to receiving a $21.5 million upfront payment under the Immedica Agreement offset by the recognition of revenue allocated to the license, PEACE trial and BLA filing. Additional offsets included a $1.6 million increase in prepaid expenses and other assets due to advance payments for the Phase 1/2 trial of AGLE-177 and a $1.2 million decrease in accrued liabilities and accounts payable due to payments for pre-commercial manufacturing and compensation costs.

Cash used in operating activities for the nine months ended September 30, 2020 was $58.6 million and reflected a net loss of $58.2 million. Our net loss was offset in part by a non-cash expense of $4.6 million for stock-based compensation, $0.6 million for depreciation and amortization, and $0.5 million for operating lease expense. The net change in operating assets and liabilities of $6.0 million was primarily related to a $4.2 million decrease in accrued liabilities and accounts payable due to payments for pre-commercial manufacturing and compensation costs and a $2.0 million increase in prepaid expenses and other assets due to advanced payments associated with manufacturing for Arginase 1 Deficiency.

Cash used in investing activities

Cash used in investing activities for the nine months ended September 30, 2021 was $32.3 million and consisted of $119.8 million in purchases of marketable securities and $0.6 million in purchases of property and equipment offset by $88.1 million in maturities of marketable securities.

Cash used in investing activities for the nine months ended September 30, 2020 was $36.2 million and consisted of $98.0 million in purchases of marketable securities and $3.3 million in purchases of property and equipment primarily for laboratory and office leasehold improvements offset by $65.1 million in maturities of marketable securities.

Cash provided by financing activities

Cash provided by financing activities for the nine months ended September 30, 2021 was $1.3 million, which consisted of $1.7 million in stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan offset by $0.3 million in principal payments made on finance lease obligations.

Cash provided by financing activities for the nine months ended September 30, 2020 was $129.8 million, which consisted of $138.0 million from the public offering of our common stock in April 2020, offset by $8.2 million in underwriting discounts and commissions and $0.7 million in paid offering costs, and $0.7 million in stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan.

Contractual Obligations and Other Commitments

In April 2019, the Company entered into a lease agreement, or the Las Cimas Lease, for its corporate headquarters and laboratory space located in Austin, TX. Future minimum lease commitments under this lease through April 2028 are $7.3 million.

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

Off-Balance Sheet Arrangements

Through September 30, 2021, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

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

As of September 30, 2021, we held $114.3 million in cash, cash equivalents, marketable securities, and restricted cash, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in money market funds, commercial paper, and corporate bonds.

We are also exposed to market risk related to changes in foreign currency exchange rates, as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. For the nine months ended September 30, 2021, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, since inception, we have incurred significant operating losses. For the nine months ended September 30, 2021, we reported a net loss of $45.4 million. For the years ended December 31, 2020 and 2019, we reported a net loss of $80.9 million and $78.3 million, respectively. As of September 30, 2021, we had an accumulated deficit of $321.4 million. We have financed our operations primarily through private placements of our preferred stock, the initial public offering of our common stock, follow-on public offerings of our common stock and pre-funded warrants, collection of a research grant, and the licensing of our product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East. We have devoted substantially all of our efforts to research and development. Currently, we are conducting clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency and for AGLE-177 for the treatment of Homocystinuria. We have not initiated clinical development of our other product candidates and none of our product candidates are ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

To become and remain profitable, we must develop and eventually commercialize a product candidate or product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing nonclinical testing, initiating and completing clinical trials of one or more of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those product candidates for which we obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. We are currently advancing clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency and have also initiated dosing in our Phase 1/2 clinical trial of AGLE-177 for the treatment of patients with Homocystinuria. We are in the nonclinical development stages for our remaining product candidates. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain or expand our research and development efforts, expand our business or continue our operations. A decline in the value of our company would also cause you to lose part or even all of your investment.

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

Based upon our planned use of our cash, cash equivalents, marketable securities, and restricted cash as of September 30, 2021, we estimate such funds will be sufficient for us to (i) to advance the clinical development of pegzilarginase through our Phase 3 PEACE trial and Biologics License Application, or BLA, submission, (ii) fund completion of our ongoing open-label extension study for patients with Arginase 1 Deficiency, and (iii) to advance the clinical development of AGLE-177 through our Phase 1/2 clinical trial and preparation for a potential Phase 3 trial for the treatment of patients with Homocystinuria. Our future capital requirements will depend on many factors, including:

•	the costs associated with the scope, progress and results of compound discovery, nonclinical development, laboratory testing and clinical trials for our product candidates;
•	the costs related to the extent to which we enter into partnerships or other arrangements with third parties in order to further develop our product candidates;
•	the costs and fees associated with the discovery, acquisition or in-license of product candidates or technologies;
•	our ability to establish collaborations on favorable terms, if at all;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

For example, the timing of our Phase 3 PEACE trial has been impacted by COVID-19 as a result of all of our clinical trial sites temporarily suspending screening. All patients that had initially paused dosing due to COVID-19 had restarted treatment by September 2020. However, patients may miss dosing appointments in the future, whether due to COVID-19 or other reasons. While the Phase 3 PEACE trial protocol allows for a patient to miss a few dosing appointments without being disqualified from the trial, an excessive number of missed doses may adversely affect the usefulness of the data collected in the trial or require us to exclude a subject from the per protocol analysis. We completed enrollment and randomization of patients in the Phase 3 PEACE trial in April 2021. In addition, although we are conducting a Phase 1/2 open label clinical trial of AGLE-177 for the treatment in patients with Homocystinuria, the protocol requires in-person visits to clinical trial sites. Many of these sites are located in areas that have experienced significant impacts and may continue to experience more pronounced impacts to their healthcare systems due to COVID-19 and consequently many previously suspended patient recruitment and may do so again in the future. While we initiated dosing in our Phase 1/2 clinical trial investigating AGLE-177 for the treatment of Homocystinuria in June 2021, the timing of continued enrollment may be delayed in the future due to the impact of COVID-19 and local restrictions. For example, in September 2021, we announced that we believe the emergence of the delta variant and lockdowns in Australia, which have slowed trial enrollment, will impact the availability of data for our Phase 1/2 clinical trial for AGLE-177 and, as a result, we no longer plan to provide a clinical update relating to this trial in 2021. Additionally, missed doses by patients in the study may adversely affect the usefulness of the data collected in the trial.

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

The COVID-19 outbreak, including the emergence of the delta variant and its effects, continues to rapidly evolve. The extent to which the outbreak may impact our business, clinical trials and nonclinical studies will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the duration of the outbreak, the speed and breadth of mass vaccinations for COVID-19 and the efficacy of such vaccines, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

We completed enrollment in our single, global pivotal Phase 3 PEACE clinical trial to evaluate the safety and efficacy of pegzilarginase in patients with Arginase 1 Deficiency. Due to COVID-19, all of our clinical trial sites temporarily suspended screening, limiting patient access, and resulting in some missed dosing appointments for patients. All patients that had initially paused dosing due to COVID-19 had restarted treatment by September 2020. However, patients may miss dosing appointments in the future, whether due to COVID-19 or other reasons. The Phase 3 PEACE trial protocol allows for a patient to miss a few dosing appointments without being disqualified from the trial, but an excessive number of missed doses may adversely affect the usefulness of the data collected in the trial or require us to exclude a subject from the per protocol analysis. In addition, while we initiated dosing in our Phase 1/2 clinical trial investigating AGLE-177 for the treatment of Homocystinuria in June 2021, the timing of continued enrollment may be delayed in the future due to the impact of COVID-19 and local restrictions. Additionally, missed doses by patients in the study may adversely affect the usefulness of the data collected in the trial.

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

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the Health Authorities. For example, although we have completed enrollment in our Phase 3 PEACE trial and are currently enrolling in our Phase 1/2 clinical trial investigating AGLE-177 for the treatment of Homocystinuria, the timing of each trial has been impacted by COVID-19. All of our clinical trial sites for the Phase 3 PEACE trial temporarily suspended screening, limiting patient access, and resulting in some missed dosing appointments for patients. All patients that had initially paused dosing due to COVID-19 had restarted treatment by September 2020. However, patients may miss dosing appointments in the future, whether due to COVID-19 or other reasons. Additionally, while we initiated dosing in our Phase 1/2 clinical trial investigating AGLE-177 for the treatment of Homocystinuria in June 2021, the timing of continued enrollment may be delayed in the future due to the impact of COVID-19 and local restrictions. Furthermore, many of our product candidates, including pegzilarginase and AGLE-177, initially target indications that may be characterized as orphan markets, which can prolong the clinical trial timeline if sufficient patients cannot be enrolled in a timely manner. Arginase 1 Deficiency is a rare disorder, and there are no published reports of disease prevalence.

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

There are multiple approved treatments and investigational therapies for the management of hyperammonemia commonly experienced by patients with urea cycle disorders. While these products – known as ammonia scavengers – do not target the core metabolic defect of Arginase 1 Deficiency, they can help patients manage their elevated ammonia levels. Horizon Therapeutics plc actively markets two branded ammonia scavenger therapies (RAVICTI (glycerol phenylbutyrate) and BUPHENYL (sodium phenylbutyrate)), and at least one generic formulation of sodium phenylbutyrate is commercially available. From a clinical development perspective, Acer Therapeutics Inc. is developing a taste-masked, immediate-release formulation of sodium phenylbutyrate (ACER-001) for the treatment of hyperammonemia and recently announced their intent to enter a global development and commercialization agreement with Relief Therapeutics Holding AG. In October, Acer announced that the FDA has accepted for filing the NDA for ACER-001 and has assigned a PDUFA target action date of June 5, 2022.

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

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, an abbreviated pathway for the approval of biosimilar biological products (both highly similar and interchangeable biological products) was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as interchangeable based on its similarity to an existing reference product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the first licensure of date of the reference product licensed under a BLA. On March 6, 2015, the FDA approved the first biosimilar product under the BPCIA and on July 28, 2021, approved the first interchangeable biosimilar. However, the law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when the processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

We currently rely and will continue to rely on third parties to provide manufacturing and clinical development capabilities. For example, we currently rely on third party contract manufacturing organizations, to manufacture and supply nonclinical and clinical trial quantities of our lead product candidate, pegzilarginase, AGLE-177, and for additional pipeline product candidates. We also expect to continue to rely on such third parties to manufacture and supply commercial quantities of pegzilarginase, as well as AGLE-177 for our Phase 1/2 clinical trial.

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

We do not own or operate facilities for the manufacture of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties, for the manufacture of our product candidates for nonclinical studies and for our existing and future planned clinical trials. We also expect to rely on third parties for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

We expect to rely on third-party manufacturers, or third-party strategic partners for the manufacture of commercial supply of any product candidates for which our strategic partners or we obtain marketing approval. We may be unable to establish any additional agreements with third-party manufacturers, or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers on acceptable terms, such third-party manufacturers may have limited experience manufacturing pharmaceutical drugs for commercialization, and reliance on third-party manufacturers for the commercial supply of our products may expose us to various risks, including:

•	the possible noncompliance by the third party with regulatory requirements and quality assurance;
•	the possible breach of the manufacturing agreement by the third party;

•

the operations of such third parties could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of such party, the issuance of an FDA Form 483 notice or warning letter, or other enforcement action by the FDA or other regulatory authority;

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

If we were to seek accelerated approval for pegzilarginase, AGLE-177, or any future product candidates, the FDA may determine there is inadequate justification to support that our surrogate endpoint is reasonably likely to predict clinical benefit in patients. For example, the FDA may determine there is inadequate justification that a reduction in plasma arginine is reasonably likely to predict clinical benefit in patients with Arginase 1 Deficiency.

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

We are a clinical-stage biotechnology company with a limited operating history, and, as of September 30, 2021, had 90 employees, including four executive officers. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We have a concentrated stockholder base and our executive officers and directors, combined with our stockholders who, to our knowledge, each owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a substantial number of our capital stock as of September 30, 2021. As a result, if these stockholders were to choose to act together, they may be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would likely control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Despite the implementation of security measures, our information technology systems and those of our strategic partners and third parties on whom we rely are vulnerable to cyber-attacks, security breaches, damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. Furthermore, we have little or no control over the security measures and computer systems of third parties including any CROs we may work with in the future. While we and, to our knowledge, our third-party strategic partners have not experienced any such material system failure, accident or security breach to date, if such an event were to occur, it could result in material negative consequences for us including interruptions in our operations, the operations of our strategic partners, or our manufacturers or suppliers, misappropriation of confidential business information and trade secrets, disclosure of corporate strategic plans, and result in material disruptions of our product candidate development programs. Additionally, the costs to us or our CROs, third-party vendors, or other contractors or consultants we may utilize to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected system failures, interruptions, delays, cessation of service and other harm to our business and our competitive position. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts, and we may incur substantial costs to attempt to recover or reproduce the data. If any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, including personal information or health information, we could incur liability, or the further development of our product candidates could be delayed.

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

We maintain a quantity of sensitive information, including confidential business and patient health information in connection with our clinical trials, and are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. In May 2018, a new privacy regime, the General Data Protection Regulation, or GDPR, took effect in the European Economic Area, or EEA. The GDPR increases our obligation with respect to clinical trials conducted in the EEA by expanding the definition of “personal data” and requiring changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater, and other administrative penalties. In addition, the GDPR increases the scrutiny of transfers of personal information from clinical trial sites located in the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union (the Court of Justice) invalidated the European Union-United States (EU-U.S.) Privacy Shield on the grounds that the EU-U.S. Privacy Shield failed to offer adequate protections to EU personal information transferred to the United States. While the Court of Justice upheld the use of other data transfer mechanisms, such as the Standard Contractual Clauses, or SCCs, the decision has led to some uncertainty regarding the use of such mechanisms for data transfers to the United States, and the court made clear that reliance on SCCs alone may not necessarily be sufficient in all circumstances. The use of SCCs for the transfer of personal information specifically to the United States also remains under review by a number of European data protection supervisory authorities. For example, German and Irish supervisory authorities have indicated that the SCCs alone provide inadequate protection for EU-U.S. data transfers. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The European Data Protection Board, or the EDPB, issued additional guidance regarding the Court of Justice’s decision on November 11, 2020 which imposes higher burdens on the use of data transfer mechanisms, such as the SCCs, for cross-border data transfers. To comply with this guidance, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. Further, the European Commission adopted two new sets of SCCs on June 4, 2021 and set timelines for when they became effective. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices.

Furthermore, Brexit has caused some uncertainty in this regulatory framework. For example, since the transition period for Brexit ended December 31, 2020, there remains some uncertainty regarding cross-border data transfers from the EEA to the United Kingdom. With respect to transfers of personal data from the EEA to the United Kingdom, on June 28, 2021, the European Commission issued an adequacy decision in respect of the United Kingdom’s data protection framework, enabling data transfers from EU member states to the United Kingdom to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. While it is intended to last for at least four years, the European Commission may unilaterally revoke the adequacy decision at any point, and if this occurs it could lead to additional costs and increase our overall risk exposure. Additionally, the United Kingdom implemented the Data Protection Act effective in May 2018 and statutorily amended in 2019, that substantially implements the GDPR and contains provisions, including UK-specific derogations, for how GDPR is applied in the United Kingdom. Since the end of the Brexit transition period ended, we have to continue to comply with the GDPR and also the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover. Compliance with these privacy and data security laws and regulations is a rigorous and time-intensive process and if we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit				Incorporate by	Exhibit	Filed
Number	Description	Form	File No	Date of Filing	No.	Herewith

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL and contained in Exhibit 101

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

Date: November 4, 2021

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Anthony G. Quinn
Anthony G. Quinn, M.B Ch.B, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2021

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Jonathan Alspaugh
Jonathan Alspaugh
Chief Financial Officer
(Principal Financial Officer and duly Authorized Signatory)