Form 10-K
period 2021-12-31
Aeglea BioTherapeutics, Inc.
filed 2022-03-08
CIK 1636282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2021 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $6.96 of the Registrant’s common stock as reported on The Nasdaq Global Market, was approximately $337.4 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2022
Common stock, $0.0001 par value per share	49,362,080 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2022 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2021 fiscal year and is incorporated by reference into Part III of this Report.

Audit Firm ID: 238Auditor Name: PricewaterhouseCoopers LLPAuditor Location: New York, NY

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

•	Leveraging patient identification capabilities to maximize the value of our product candidates.

An integral part of our overall strategy is to identify patient populations with the greatest potential to benefit from our metabolism focused approach. This approach is designed to increase the probability of clinical success, accelerate development timelines, and improve our ability to identify the appropriate patients and healthcare professionals, and represents a key element of our launch planning efforts.

•	Progressing our most advanced product candidates, pegzilarginase and AGLE-177, through clinical development and into commercialization.

We believe pegzilarginase is the only therapeutic in clinical development that addresses the underlying drivers of disease progression for the treatment of Arginase 1 Deficiency. We reported topline data for pegzilarginase for our global pivotal PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) Phase 3 trial in December 2021 and are continuing to evaluate pegzilarginase in two long term extension studies in the PEACE Phase 3 trial and Phase 1/2 open-label extension study for the treatment of Arginase 1 Deficiency. PEACE achieved the primary endpoint of a statistically significant 80% reduction in plasma arginine from baseline after 24 weeks of treatment with pegzilarginase (p value <0.0001) and normal plasma arginine levels (40-115µM) were achieved in 90.5% of pegzilarginase treated patients. In addition, plasma arginine reduction was accompanied by a positive trend in Gross Motor Function Measure Part E (GMFM-E) (p value =0.1087), one of two key clinical assessments of patient mobility that were evaluated equally in the statistical analysis. Based on these results and the entirety of data from the pegzilarginase program, we plan to submit a Biologics License Application, or BLA, to the U.S. Food and Drug Administration, or FDA, in the second quarter of 2022 and our commercial partner in Europe and certain countries in the Middle East, Immedica Pharma AB, Immedica, plans to submit an EMA application during 2022.

We believe AGLE-177 has the potential to be the first approved therapy that addresses the underlying drivers of disease progression for the treatment of Homocystinuria due to cystathionine β-synthase (CBS) deficiency, also known as Classical Homocystinuria. We are evaluating AGLE-177 in a Phase 1/2 clinical trial to assess safety and efficacy in patients with Homocystinuria. We expect to report initial clinical data from the Phase 1/2 clinical trial in the second half of 2022.

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

In developing programs for diseases with substantial unmet medical need, we seek opportunities with meaningful commercial potential and with limited or no current competition. We intend to maximize the commercial opportunity and value for each of our product candidates by pursuing regulatory approval in the United States and other select regions on our own or with commercial partners. In the United States, we are building the commercial capabilities and infrastructure to successfully launch pegzilarginase, if approved. Additionally, we licensed the pegzilarginase product rights to Immedica for commercialization in the European Economic Area, United Kingdom, Switzerland, Andorra, Monaco, San Marino, Vatican City, Turkey, Saudi Arabia, United Arab Emirates, Qatar, Kuwait, Bahrain, and Oman. We retain all other intellectual property rights for pegzilarginase in the United States and other regions. We retain worldwide intellectual property rights for all other product candidates in our portfolio.

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

Rare Metabolic Disease and Arginase 1 Deficiency Overview

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

We are targeting Arginase 1 Deficiency with our lead product candidate, pegzilarginase. Arginase 1 Deficiency is a serious progressive disease with significant morbidity and early mortality. This disease is caused by deficiency of a key arginine metabolizing enzyme, Arginase 1. This leads to two important harmful metabolic effects: (1) the accumulation of high levels of arginine and other arginine derived metabolites, and (2) an impairment of the urea cycle which leads to elevation of ammonia levels, especially at times of stress. The high plasma arginine level is believed to be the key driver of the spasticity, developmental delays, and seizures that develop in early childhood and progress over time. The impairment of the urea cycle also means that these patients are at risk of episodic and sometimes persistent hyperammonemia, which causes irritability, nausea, and vomiting with potential to progress to brain swelling, encephalopathy, reduced life expectancy, and death.

There are currently no effective treatment options or approved therapeutic agents specifically indicated for Arginase 1 Deficiency that treat the underlying driver of this disease. Current disease management practice includes a medical diet with protein restriction, ammonia scavengers, and adjustments to essential amino acids. Medical literature suggests that disease progression can be slowed with strict adherence to dietary protein restriction, which often includes the use of specially formulated supplements. Such dietary modification has been shown to partially reduce plasma arginine levels, but generally does not consistently reach the range stipulated by medical guidelines. Therefore, this disease management approach is generally inadequate to treat the majority of patients, unpalatable, and difficult to manage. Ammonia-scavenging drugs such as RAVICTI (glycerol phenylbutyrate) and BUPHENYL (sodium phenylbutyrate) are used to manage elevated ammonia levels. In some cases, liver transplantation has been utilized to treat Arginase 1 Deficiency; however, this intervention is available only to a small fraction of patients and carries significant procedural risk.

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

Arginase 1 Deficiency is a rare disorder, and disease prevalence has not been well established in the medical literature. Based on a genetic prevalence analysis commissioned by us, we estimate that the Arginase 1 Deficiency population is greater than 2,500 patients in the global addressable markets and greater than 1,150 patients in the territories with regulatory and launch plans underway. The genetic prevalence-based methodology has the ability to account for misdiagnosis of the disease and to address limitations in newborn screening methodology, including naturally low arginine levels in newborns and lack of geographic availability or standardization of testing. Presently, only 34 U.S. states screen for Arginase 1 Deficiency, and screening in Europe is not universal. Because the manifestations of Arginase 1 Deficiency may overlap with other disorders such as hereditary spastic paraplegia, cerebral palsy or epilepsy, the prevalence of Arginase 1 Deficiency may be underestimated in regions that do not mandate newborn screening for this disease. We continue to make progress in patient identification, and insights from these efforts serve as a foundation for our commercialization strategy and execution.

Homocystinuria Overview

Homocystinuria is an inherited disorder of methionine metabolism that results in elevated homocysteine and its dimer, homocystine, or tHcy, in plasma and urine. This leads to a broad range of serious consequences with irreversible morbidity due to lens dislocation, skeletal abnormality, vascular complication and intellectual dysfunction, as well as reduced life expectancy.

Classical Homocystinuria is the most common form of the disease with over 160 genetic mutations identified. These mutations adversely impact CBS enzyme activity to a variable degree impacting the level of tHcy and the response to some treatments.

The goal of treatment for Homocystinuria is to maintain consistent plasma tHcy levels below the currently defined biochemical targets. Current disease management is lifelong and includes dietary protein (methionine) restriction with amino acid replacement either alone or with pyridoxine (vitamin B6), and betaine supplementation, which is generally insufficient to effectively control all but the mildest form of the disease. As is the case with other medical diets, adherence is challenging and nutrient supplementation is often necessary to prevent deficiencies that arise from a lack of normal natural dietary protein intake. Some Classical Homocystinuria patients respond to very high doses of pyridoxine (vitamin B6) resulting in decreases of methionine and homocysteine and are considered B6-responsive. However, many patients are unable to achieve target levels of tHcy through diet and/or pyridoxine alone and thus betaine is recommended as an adjunctive treatment. Although considered to be generally well tolerated, some subjects dislike the taste and/or fishy odor, and often large doses are required, both of which may lead to poor compliance. Additionally, a risk of hypermethioninemia and cerebral edema has been reported.

The natural history of Classical Homocystinuria is understood and documented in the medical literature. Due to the variability of effect of different mutations and response to treatment, some subjects have severe childhood-onset multisystem disease, while others may be asymptomatic into adulthood; likewise the spectrum and severity of disease is also variable. Patients can present with Homocystinuria in childhood with a significant event, such as thrombosis, ocular lens dislocation, severe myopia, skeletal fracture, and/or other manifestations such as developmental delay or cognitive impairment. In adulthood, the most common presentation is with a thrombotic event. Untreated, the disease results in higher mortality, with B6-non-responsive patients having a 23% mortality by the age of 30. Medical literature has reported that outcomes are better in patients with lower tHcy with fewer complications and improved intellectual function. While no long-term prospective data exists, recent guidelines based on expert review recommend a target tHcy of less than 100 micromolar, or µM, for those that are unresponsive to pyridoxine, although some physicians aim for even lower targets with a combination approach.

There is a significant unmet need for patients in whom tHcy levels remain high, increasing the risk of complications. In addition, many patients find compliance with diet to be restrictive and cannot maintain tHcy levels within the target range. The lack of effective interventions to directly address the consequences of Classical Homocystinuria support the need for a therapy to reduce the harmful effects of persistently raised tHcy. The introduction of a tHcy reducing therapeutic could ultimately prevent major thrombotic, ocular and skeletal complications, offering the potential to reduce morbidity and mortality in these patients.

While newborn screening is universally implemented in the U.S. (and widely available elsewhere), for technical reasons it only detects a proportion of cases. We conducted an analysis of published literature and other data sources to assess the estimated prevalence of Classical Homocystinuria and determined the population in global addressable markets may exceed 30,000 patients, including B6-responsive and B6-non-responsive patients, with approximately 15,000 to 18,000 estimated B6-non-responsive patients (of which approximately 6,000 to 6,600 are estimated in the key commercial markets of the United States, France, Germany, Italy, Spain, and the United Kingdom).

Impacts of the COVID-19 Pandemic

The extent of the impact of COVID-19 on our operational and financial performance will continue to depend on certain developments, including the duration and spread of the outbreak, new variants, the vaccination and booster rate, impact on our clinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have been prevalent in many of the locations where we, our CROs, suppliers or third-party business partners conduct business and as a result, we have experienced disruptions and may continue to experience more pronounced disruptions in our operations. With respect to our clinical trials, we have had patients miss scheduled dosings and experienced delays in enrollment. We may continue to experience such delays as well as delays in distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we have experienced and expect to continue to experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, disruptions in the supply chain including the raw materials needed for manufacturing, animals used in research, delays in site activations and enrollment of clinical trials, and prioritization of hospital resources toward pandemic effort. We may also experience delays in review by the FDA and comparable foreign regulatory agencies for our product candidates. As of the filing date of this Annual Report on Form 10-K, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

PEACE - Global Pivotal Phase 3 Study of Pegzilarginase in Patients with Arginase 1 Deficiency: We completed the double-blind placebo-controlled portion of our PEACE Phase 3 trial in December 2021 and are currently conducting a long-term extension study to evaluate the safety and efficacy of pegzilarginase. The trial is believed to be the first-ever investigative therapy that directly addresses the high arginine levels that are believed to be the key drivers of this devastating disease for patients with Arginase 1 Deficiency.

PEACE is a single, global, randomized, double-blind, placebo-controlled trial designed to assess the effects of treatment with pegzilarginase versus placebo over 24 weeks with a primary endpoint of statistically significant plasma arginine reduction from baseline. The primary endpoint assessed the effectiveness of pegzilarginase in lowering plasma arginine levels, given the evidence that plasma arginine control has the potential to improve the clinical status and slow disease progression in patients with Arginase 1 Deficiency. Secondary endpoints included clinical outcome assessments focused primarily on mobility, including the key secondary endpoints consisting of GMFM-E and 2 Minute Walk Test, or 2MWT, in addition to safety and pharmacokinetics.

The pivotal trial enrolled 32 patients aged two years and older, who had plasma arginine levels greater than 250 µM and a baseline deficit in at least one clinical response assessment. Patients enrolled in the trial were randomized on a two-to-one basis to receive weekly infusions of pegzilarginase (0.1 mg/kg starting dose), or placebo for the double-blind treatment period. Dose adjustments during this period were allowed in order to optimize plasma arginine control for levels outside the range of 50 to 150 µM. Patients remained on current disease management for the duration of the PEACE Phase 3 trial. Upon completion of the 24-week treatment period, patients were eligible to participate in a long-term extension study of pegzilarginase, with all 31 patients who completed the double-blind period continuing into the long-term extension study and switching to subcutaneous (sc) administration. We will review the (sc) administration data with the health authorities from our PEACE Phase 3 long-term extension trial and Phase 2 open-label extension trial to determine the best path for preferred route(s) of administration.

In December 2021, we announced the topline results for the PEACE Phase 3 trial. The primary endpoint was met with a statistically significant reduction in plasma arginine from baseline after 24 weeks of treatment with pegzilarginase (p value <0.0001). In addition, plasma arginine reduction was accompanied by a positive trend in GMFM-E (p value =0.1087), one of two key clinical assessments of patient mobility that were evaluated equally in the statistical analysis. Topline results are summarized as follows:

•

PEACE achieved the primary endpoint of the clinical trial and demonstrated a highly statistically significant 80% reduction in mean plasma arginine in pegzilarginase-treated patients (p value <0.0001). Importantly, normal plasma arginine levels (40-115µM) were achieved in 90.5% of pegzilarginase treated patients compared to none of the patients in the placebo arm.

•

For the key secondary endpoints, improvements in walking, running and jumping were captured using GMFM-E, and the distance a patient walks in two minutes was captured using the 2MWT. The least squares mean GMFM-E score improved by 4.2 units for pegzilarginase-treated patients and worsened by 0.4 units in the placebo arm (p value =0.1087; 95% CI [-1.1, 10.2]), establishing a positive trend in this mobility assessment. The least squares mean 2MWT distance increased 7.4 meters in pegzilarginase-treated patients and 1.9 meters in the placebo arm (p value =0.5961; 95% CI [-15.6, 26.7]).

•

Pegzilarginase was well-tolerated and safety data were consistent with results from the Phase 1/2 and open-label extension clinical trials. Most Treatment-Emergent Adverse Events (TEAEs) were mild or moderate in severity. Common TEAEs occurring in >=15% of subjects in treatment and placebo arms included vomiting, increased ammonia, cough, hyperammonemia, nausea, abdominal pain, pyrexia, and decreased appetite. With the exception of vomiting, cough, and pyrexia, each event occurred at a lower rate compared to placebo. There were four subjects in each treatment arm who experienced serious adverse events with hyperammonemia being the most frequent occurring in three subjects (19%) in the pegzilarginase group compared to four subjects (36%) in the placebo group.

Prior to the results of the PEACE study being available, the FDA and EMA indicated that data from the PEACE Phase 3 trial showing plasma arginine reduction in conjunction with improvements in clinically meaningful aspects of the disease may be sufficient to support a marketing application for pegzilarginase in Arginase 1 Deficiency. Based on the results of the PEACE Phase 3 trial and the entirety of data from the pegzilarginase program, we plan to submit a BLA to the FDA in the second quarter of 2022 seeking full approval of pegzilarginase and Immedica plans to submit an EMA application during 2022.

Phase 1/2 Open-Label Study of Pegzilarginase in Patients with Arginase 1 Deficiency: We completed a Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency to assess the safety and clinical activity of pegzilarginase. The Phase 1/2, multi-center, single-arm, open-label trial of pegzilarginase enrolled 16 adult and pediatric patients with Arginase 1 Deficiency on background therapy in the U.S., Canada, and Europe, exceeding the initial target of 10 patients. The Phase 1/2 dosing was completed in February 2019, with 14 patients completing 8 weeks of repeat dosing. The trial investigated both single ascending doses and repeated dosing. The primary endpoint of the trial was safety and tolerability of intravenous administration of pegzilarginase in patients with Arginase 1 Deficiency. The trial also evaluated the pharmacokinetic and pharmacodynamic effects of repeated doses of pegzilarginase on plasma arginine levels. Additionally, patients who completed the repeat dose part of the Phase 1/2 trial were eligible to enroll in a long-term open-label extension study, with 14 out of 14 patients who completed the Phase 1/2 trial enrolling into the extension study. One patient later discontinued for non-medical reasons.

Phase 2 Open-Label Extension Study to Evaluate the Long-Term Safety, Tolerability and Effects of Pegzilarginase in Patients with Arginase 1 Deficiency Who Received Treatment in a Previous Study: After completing the repeat dose portion of the Phase 1/2 study and at least four weeks of post-treatment observation, patients were allowed to continue treatment with pegzilarginase, including subcutaneous (sc) administration, by enrolling in a long-term open-label extension study. All 13 eligible patients enrolled in the Phase 2 open-label extension trial switched to subcutaneously dosed pegzilarginase. This study is expected to provide important insights into the longer-term clinical effects of reducing plasma arginine.

We announced 20-week and 56-week data on 14 and 13 patients, respectively, from our completed Phase 1/2 trial and ongoing Phase 2 open-label extension trial for pegzilarginase in patients with Arginase 1 Deficiency. In each of the interim data announcements, we reported all patients continued to demonstrate marked and sustained reductions in plasma arginine following 20-weeks and 56-weeks of pegzilarginase administration and 79% (11 of 14) and 85% (11 of 13) of patients were clinical responders, respectively, based on a clinical meaningful improvement in one or more of three complementary mobility assessments. For GMFM-E, the mean change from baseline at the 56-week analyses was 6 units. When analyzing the subset of patients who had a baseline deficit (equal to seven patients), the mean change for GMFM-E was 9 units. For the 6 Minute Walk Test, or 6MWT, the mean change from baseline at the 56-week analyses was 45 meters. Pegzilarginase was well tolerated and the rates of treatment-related adverse events decreased over time. Serious adverse events included hypersensitivity and hyperammonemia, which were infrequent, expected, and managed with standard treatment and did not lead to any patient discontinuations.

Additionally, we announced 104-week mobility data from our completed Phase 1/2 trial and ongoing Phase 2 open-label extension trial on the nine patients that had completed assessments through the period. The mean change from baseline for GMFM-E and the 6MWT was 7 units and 38 meters, respectively, at the 104-week analyses. The clinical outcome assessment represented continued improvements over baseline after two years on treatment with pegzilarginase in the context of a progressive disease.

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

Licensing: We licensed to Immedica the rights to the commercialization of pegzilarginase in the European Economic Area, United Kingdom, Switzerland, Andorra, Monaco, San Marino, Vatican City, Turkey, Saudi Arabia, United Arab Emirates, Qatar, Kuwait, Bahrain, and Oman. The license and supply agreement, or Immedica Agreement, we entered into with Immedica includes a non-refundable upfront payment of $21.5 million from Immedica and development services provided to Immedica, up to $3.0 million. Under the terms of the Immedica Agreement, we are eligible to receive additional payments of up to approximately $125.0 million in regulatory and commercial milestone payments, assuming an exchange rate of $1.13 to €1.00. Additionally, we are entitled to receive royalties in the mid-20 percent range on net sales of the product in countries included in the Immedica Agreement. We will continue to be responsible for certain clinical development activities and the manufacturing of pegzilarginase and will retain commercialization rights in the United States and the rest of the world.

AGLE-177 in Homocystinuria

Overview: Our product candidate, AGLE-177, is a novel PEGylated, or polyethylene glycol modified, human enzyme engineered to degrade free homocysteine and its dimer homocystine. We engineered AGLE-177 by directed mutagenesis of amino acid residues into human cystathionine γ-lyase, resulting in an enzyme that has high substrate specificity for homocysteine as a monomer and dimer. For Classical Homocystinuria patients, we believe AGLE-177 may ameliorate the adverse impact of CBS enzyme deficiency in the transsulfuration pathway by providing an alternate pathway for enzymatic degradation of high plasma total homocysteine levels.

Phase 1/2 Open-Label Study of AGLE-177 in Patients with Homocystinuria: We are currently conducting a Phase 1/2 clinical trial for the treatment of patients with Homocystinuria to assess the safety and clinical activity of AGLE-177. The primary objective of the trial is to evaluate the safety and tolerability of AGLE-177 in subjects with Homocystinuria. As a secondary objective, the trial will also characterize the pharmacokinetics and pharmacodynamics relationship of AGLE-177 after single and multiple doses following intravenous and subcutaneous administration, as well as the magnitude of change in plasma tHcy. We plan to enroll 16 to 20 patients diagnosed with Homocystinuria, aged 12 years or older and have plasma homocysteine levels greater than 80 µM. Patients will be dosed once weekly for four weeks, with four patients in each of the four dosing cohorts and an option to include a fifth cohort as needed.

We announced the dosing of the first patient in June 2021 and subsequently completed dosing in the 0.15 mg/kg intravenous cohort in the Phase 1/2 clinical trial in 2021. AGLE-177 was well tolerated with no safety concerns and data from the first cohort showed reductions in total homocysteine in all patients. Following the results from the first cohort, we are advancing to the next cohort at a once weekly subcutaneous dose of 0.45mg/kg and have begun dosing patients in this cohort. We expect to report initial clinical data from the Phase 1/2 trial in the second half of 2022.

Regulatory Designations: We have obtained Orphan Drug Designation from the FDA and EMA for AGLE-177 for the treatment of patients with Homocystinuria. In addition, the FDA granted a Rare Pediatric Disease designation for AGLE-177 for the treatment of Homocystinuria. This designation by the FDA enables the potential to receive a Rare Pediatric Disease priority review voucher upon approval of a qualifying BLA for AGLE-177 if approved before October 1, 2026. Given recent developments relating to the COVID-19 global pandemic, we have been taking steps to minimize potential impacts of COVID-19 related disruptions on our Phase 1/2 clinical trial. We currently have sufficient supply available for completion of our ongoing clinical trials. Patient screening and dosing have been impacted by COVID-19, and there is uncertainty as to the cadence of screenings as sites are impacted by COVID-19 related restrictions, including staff members contracting COVID-19 and limiting operations.

Preclinical Pipeline

AGLE-325 in Cystinuria

Cystinuria is a rare genetic disease characterized by frequent and recurrent kidney stone formation requiring multiple procedural interventions, and by an increased risk of chronic kidney disease. Cystinuria occurs due to genetic mutations in amino acid transporters that lead to increased amounts of cystine in the urine. This results in high cystine concentrations in the urine and formation of kidney stones. As such, we engineered and optimized AGLE-325 to reduce plasma cystine and cysteine levels with accompanying reductions in urine cystine concentrations as an approach to inhibit both cystine crystal and kidney stone formation.

We presented preclinical data on a precursor molecule to AGLE-325 demonstrating reduced kidney stone formation in a preclinical model of Cystinuria. Given the compelling preclinical data and the limitations of current disease management approaches, we plan to advance AGLE-325 through IND-enabling studies in 2022.

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

Patents

We own three granted US Patents directed towards compositions of pegzilarginase as well as to various mutations in the arginase 1 amino acid sequence. These patents will expire in 2029 in the absence of any patent term extension. There are also granted patents directed towards the composition of pegzilarginase in Europe and Japan, as well as pending patent applications in the US, Europe and Canada.  We also own a pending US application and pending foreign counterpart applications directed towards the use of pegzilarginase in the treatment of arginase 1 deficiency. Any patents that issue from these applications will expire in 2038, absent any patent term adjustment or patent term extension. We further own a granted US patent and pending US and foreign counterpart applications directed towards the use of pegzilarginase in the treatment of cancer. This patent and any further patents that issue from these applications will expire in 2037, absent any patent term adjustment or patent term extension. We also own a pending US application and pending foreign counterpart applications directed towards the manufacturing of pegzilarginase, and any patents that issue from these applications will expire in 2040, absent any patent term adjustment or patent term extension.

We are the exclusive licensee of a granted US patent, a pending US application and pending foreign counterpart applications directed towards the AGLE-177 program which covers recombinant human enzymes that degrade the amino acid homocysteine and homocystine. Any patents that issue from these applications will expire in 2038 absent any patent term adjustment or patent term extension. We also own a pending PCT patent application directed to a method of treatment for homocystinuria. Any patents that issue from this application will expire in 2040, absent any patent term adjustment or patent term extension.

We also are the exclusive licensee of US patents and applications, as well as foreign counterpart patents and applications, directed towards modified cystathionine-γ-lyase (CGL) enzymes with activity to degrade plasma cystine and cysteine and the use thereof. These patents and any further patents issued from these applications will expire variously between 2034 and 2039, absent any patent term adjustment or patent term extension.

We are also the exclusive licensee of US patents and foreign counterpart patents and applications directed towards modified cystathionine-y-lyase (CGL) enzymes with activity to degrade the amino acid methionine. These patents and any further patents that issue from these applications will expire in 2034, absent any patent term adjustment or patent term extension. We own four granted US patents and granted foreign counterpart patents, as well as pending US and foreign patent applications directed towards the compositions of the methioninase. These patents and any further patents that issue from these applications will expire in 2031, absent any patent term adjustment or patent term extension.

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

With respect to each program candidate covered by the Restated License, we could be required to pay the University up to $6.4 million in milestone payments based on the achievement of certain development milestones, including clinical trials and regulatory approvals, the majority of which are due upon the achievement of later development milestones, including a $5.0 million payment due on regulatory approval of a product and a $0.5 million payment payable on final regulatory approval of a product for a second indication. In addition, we are required to pay the University a low single digit royalty on worldwide-net sales of products covered under the Restated License, together with a revenue share on non-royalty consideration received from sublicensees. The rate of the revenue share ranges from 6.5% to 25%, depending on the date the sublicense agreement is signed. The term of the Restated License continues until the expiration of the last to expire of the patents licensed thereunder. The University may terminate the agreement under certain circumstances, including for a breach by us that is not cured within 30 or 60 days of notice (depending on the type of breach), or if we or any of our affiliates or sublicensees participate in any proceeding to challenge the licensed patent rights (unless, with respect to sublicensees, we terminate the applicable sublicense). As of December 31, 2021, we have paid $0.3 million under these license agreements.

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

Competition

While we believe that our expertise in enzyme science, bioengineering, and rare disease drug development provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, and ultimately biosimilar and generic drug companies. Recent advances in gene-based medicine, such as gene therapy have resulted in market approvals of DNA and RNA-based therapeutics in certain rare genetic diseases. However, no gene therapy drugs have demonstrated clinical success in the type of complex diseases targeted by our research approach with novel enzyme therapeutics. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

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

With respect to pegzilarginase for Arginase 1 Deficiency, there are currently no effective treatment options or approved therapeutics agents that address the underlying cause of the disease and we are not aware of any other therapeutics that do so in clinical development. It is possible that competitors may produce, develop, and commercialize therapeutics, or utilize other approaches to treat Arginase 1 Deficiency. The current disease management practice for patients with Arginase 1 Deficiency includes one or more of the following: dietary protein restriction, essential amino acid supplementation, and ammonia scavengers. The dietary restrictions with amino acid supplementation are intended to reduce plasma arginine levels, while ammonia scavengers (such as Horizon Therapeutics’ RAVICTI (glycerol phenylbutyrate) and BUPHENYL (sodium phenylbutyrate)) are used to manage elevated ammonia levels in patients with urea cycle disorders. From a clinical development perspective, Acer Therapeutics Inc. is developing a taste-masked, immediate-release formulation of sodium phenylbutyrate for the treatment of hyperammonemia, and in 2021 they signed a worldwide development and commercialization agreement with Relief Therapeutics Holding AG, and have disclosed a PDUFA target action date of June 5, 2022. A small number of companies have an interest in the role of arginine depletion in other therapeutic areas, but we are not aware of any active preclinical or clinical development activities in Arginase 1 Deficiency. In the oncology field, Polaris Group has conducted numerous clinical trials of ADI-PEG 20, an enzyme derived from mycoplasma, and Athenex has conducted preclinical research with PT01, a PEGylated genetically modified human arginase enzyme, in numerous tumor models.

With respect to AGLE-177 for Homocystinuria, there is currently one FDA-approved prescription therapy for the treatment of Homocystinuria and several medical foods for the dietary management of individuals with Homocystinuria. The primary treatment goal in patients with Homocystinuria is to maintain consistent plasma tHcy levels below the currently defined biochemical targets. Current disease management practice for the majority of Homocystinuria patients consists of dietary restriction, vitamin B6, vitamin B12, folate supplementation, medical foods, and betaine. CYSTADANE® (betaine anhydrous for oral solution) was approved by the FDA in 1986 for the treatment of Homocystinuria, and Recordati Rare Diseases Inc. currently own the North American marketing rights to this product. Medical foods are manufactured by Breckenridge Pharmaceutical, Inc. and Upsher-Smith Laboratories, LLC.

We are also aware of a limited number of investigational therapies for the treatment of Homocystinuria. Travere Therapeutics Inc. is focused on the development of pegtibatinase, an enzyme replacement therapy in patients with Homocystinuria due to cystathionine β-synthase deficiency. Travere released topline data in December 2021 from its Phase 1/2 study of pegtibatinase which showed a 55% reduction in homocysteine at the highest dose cohort (1.5mg/kg, 2x/week). We are aware of three other investigational therapies in preclinical stages. The first is Synlogic, studying SYNB1353, an oral synthetic biotic platform that consumes toxic metabololites in the GI tract. Synlogic presented pre-

clinical data on this molecule at the International Congress of Inborn Errors of Metabolism, or ICIEM, in November 2021. The second is Codexis, studying CDX-6512, an oral methionine-gamma-lyase enzyme therapy. Codexis also presented pre-clinical data on this molecule at ICIEM in November 2021. Additionally, Erytech Pharma SA has a product candidate for Homocystinuria in preclinical development. It is possible that competitors may produce, develop, and commercialize therapeutics, or utilize other approaches to treat Homocystinuria.

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

Manufacturing

We currently contract with third parties for the process development, manufacturing, and testing of our product candidates for nonclinical and clinical studies and intend to do so for future studies as well. We may qualify additional manufacturers to provide potential alternative sources for the drug substance and fill-and-finish services for pegzilarginase, AGLE-177, and other pipeline candidates as the compounds progress through clinical development. We believe we have sufficient supplies of pegzilarginase for our ongoing Phase 3 pivotal trial in conjunction with the open-label extension study for the treatment of patients with Arginase 1 Deficiency and sufficient supplies of AGLE-177 for our planned Phase 1/2 clinical trial for the treatment of patients with Homocystinuria.

The Diosynth Agreement

In November 2018, we entered into a master services agreement, or the Diosynth Agreement, with Fujifilm Diosynth Biotechnologies UK Limited, Fujifilm Diosynth Biotechnologies Texas, LLC, and Fujifilm Diosynth Biotechnologies U.S.A., Inc., collectively, Fujifilm.  Under the Diosynth Agreement, Fujifilm provides research, development, testing and manufacturing services of certain of our products, which are or will be designated as programs pursuant to scope of work agreements. The fees for such services are or will be set out in each scope of work agreement. We may pay additional fees in consideration of certain research and development and technical consultancy services in relation to the procurement, testing and management of consumables, subcontracted work (including delivery of material to and from such subcontractors), process-specific equipment (including installation and qualification thereof), modifications and special waste. Either party may terminate the Diosynth Agreement by giving six months written notice to the other party, provided there are no uncompleted programs existing at the date such notice is given, or upon material breach. We may also be required to pay Fujifilm cancellation fees in the event that we decide to terminate any scope of work prior to its completion, calculated as a percentage of the fees payable under the applicable scope of work agreement. Additionally, upon providing written notice, we may cancel certain stages or programs for convenience, and Fujifilm may terminate for certain unforeseen technical errors.

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

Clinical trials to support BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the biologic into healthy human subjects or patients, the product is tested to assess safety, metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug or biologic for a particular indication, dosage tolerance, and optimal dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug or biologic and to provide adequate information for the labeling of the product. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the biologic. A single Phase 3 trial may be sufficient in rare instances where: (1) the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) the trial has a statistically significant finding in combination with other confirmatory evidence.

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

Fast track designation and accelerated approval

The FDA is required to facilitate the development, and expedite the review, of drugs or biologics that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new product candidate may request that the FDA designate the candidate for a specific indication as a fast track biologic concurrent with, or after, the filing of the IND for the candidate. The FDA must determine if the product candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. In addition to other benefits such as the ability to engage in more frequent interactions with the FDA, the FDA may initiate review of sections of a fast track product’s BLA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the BLA is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Under the FDA’s accelerated approval regulations, the FDA may approve a drug or biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A biologic candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval trials, or confirm a clinical benefit during post-marketing trials, will allow the FDA to withdraw the biologic from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA. The FDA may also grant a full approval to a drug or biologic based on a surrogate endpoint when the surrogate biomarker is validated, allowing it to be used in place of a clinical outcome.  Validated surrogate endpoints must undergo extensive testing in clinical trials to show they can be relied upon to predict clinical benefit, which is more rigorous than the testing needed to demonstrate that a surrogate endpoint is reasonably likely to predict clinical benefit to support an accelerated approval.

Breakthrough therapy designation

The FDA is also required to expedite the development and review of the application for approval of drug or biological products that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the breakthrough therapy program, the sponsor of a new product candidate may request that the FDA designate the candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the biologic candidate. The FDA must determine if the product qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request. Additionally, the breakthrough therapy designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process, including considering any new drug or biologic approvals that later the unmet medical need.

Orphan drug designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drug or biological products intended to treat a rare disease or condition—generally a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a product available in the United States for such disease or condition will be recovered from sales of the product.

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

The Rare Pediatric Disease Priority Review Voucher program was reauthorized in the Creating Hope Reauthorization Act in December 2020, allowing a product that is designated as a product for a rare pediatric disease prior to October 1, 2024 to be eligible to receive a rare pediatric disease priority review voucher upon approval of a qualifying NDA or BLA prior to October 1, 2026.

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

Biosimilars

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical trials, animal trials, and a clinical trial or trials, unless the Secretary of Health and Human Services waives a required element. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. The FDA has approved numerous biosimilar products, and in 2021 approved the first interchangeable product under the BPCIA. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation, which is still being evaluated by the FDA.

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

PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, additional testing and/or restrictions on labeling, promotion, sale and distribution.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also register their establishment(s), including payment of an annual establishment registration fee, and list their device(s) with the FDA. A medical device manufacturer’s manufacturing processes, and the processes of the device specification developer and repackager/relabeler (if different from the manufacturer) and initial importer (if manufactured outside of the

United States), are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA.

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

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians, physician assistants, certain advanced care nurses and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. The reported data are posted in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

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

Healthcare reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. Many similar proposals, including the plans to give Medicare Part D authority to negotiate drug prices, require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation, and cap out-of-pocket costs, have already been included in policy statements and legislation currently being considered by Congress. It is unclear to what extent these and other statutory, regulatory, and administrative initiatives will be enacted and implemented.

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

Human Capital Resources

As of December 31, 2021, we employed 101 people: 94 employees in the United States and 7 employees in international locations. We also engage temporary employees and consultants to augment our existing workforce. None of our employees are represented by a labor union, we have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

Financial Information

We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2021, 2020 and 2019 and our total assets as of December 31, 2021 and 2020, is included in our Consolidated Financial Statements in Item 8 of this Annual Report.

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

•

The results from our global pivotal PEACE Phase 3 trial may not support marketing approval, and the FDA may require us to conduct additional clinical trials or evaluate current subjects for an additional follow-up period.

•

The outbreak of the novel strain of coronavirus, SARS-CoV-2 and its emerging variants, which causes COVID-19, has, and may continue to, adversely impact our business, including the timing of our clinical trials and supply chain interruptions.

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

Risks Related to Our Financial Position and Need for Additional Capital

We and our independent auditors have expressed doubt about our ability to continue as a going concern.

The independent registered public accounting firm auditors’ report accompanying our financial statements for the year ended December 31, 2021 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependent upon our ability to raise additional capital through outside sources. We intend to obtain funding through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including collaborations with other companies or other strategic transactions. The failure to obtain sufficient financing or strategic partnerships could adversely affect our ability to achieve our business objectives and continue as a going concern.

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

Other than the PEACE Phase 3 trial of pegzilarginase, we have not demonstrated our ability to successfully complete a pivotal clinical trial. We have not yet demonstrated our ability to successfully obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Products, on average, take ten to 15 years to be developed from the time they are discovered to the time they are approved and available for treating patients. Although we have recruited a team that has experience with clinical trials, as a company we have limited experience in conducting clinical trials. In part because of this limited experience, we cannot be certain that planned or ongoing clinical trials will begin or be completed on time, if at all. Consequently, any predictions you make about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history or an established track record in commercializing products or conducting clinical trials.

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

In addition, since inception, we have incurred significant operating losses. For the years ended December 31, 2021 and 2020, we reported a net loss of $65.8 million and $80.9 million, respectively. As of December 31, 2021, we had an accumulated deficit of $341.8 million. Based upon our current operating plans, we believe that we have sufficient resources to fund operations into the first quarter of 2023 with our existing cash, cash equivalents, and marketable securities. Accordingly, based on recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within twelve months of the issuance date of these financial statements. We plan to address this condition through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including collaborations with other companies or other strategic transactions. In the past, we have financed our operations primarily through private placements of our preferred stock, the initial public offering of our common stock, follow-on public offerings of our common stock and pre-funded warrants, collection of a research grant, and the licensing of our product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East. We have devoted substantially all of our efforts to research and development. Currently, we are conducting clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency and for AGLE-177 for the treatment of Homocystinuria. We have not initiated clinical development of our other product candidates and none of our product candidates are ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

Based upon our planned use of our cash, cash equivalents, marketable securities, and restricted cash as of December 31, 2021, we estimate such funds will be sufficient for us to (i) to advance the clinical development of pegzilarginase through our Biologics License Application, or BLA, submission, for the treatment of Arginase 1 Deficiency (ii) fund our two ongoing extension studies for patients with Arginase 1 Deficiency, (iii) advance the clinical development of AGLE-177 through our Phase 1/2 clinical trial and preparation for a potential Phase 3 trial for the treatment of patients with Homocystinuria, and (iv) to advance AGLE-325 through IND-enabling studies. Our future capital requirements will depend on many factors, including:

•	the costs associated with the scope, progress and results of compound discovery, nonclinical development, laboratory testing and clinical trials for our product candidates;
•	the extent to which we enter into partnerships or other arrangements with third parties in order to further develop our product candidates;
•	the costs and fees associated with the discovery, acquisition or in-license of product candidates or technologies;
•	our ability to establish collaborations on favorable terms, if at all;
•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

In order to execute on our strategy of advancing the clinical development of our product candidates, we completed the double-blind placebo-controlled portion of our global pivotal PEACE Phase 3 clinical trial and are conducting two long-term extension studies in the PEACE Phase 3 clinical trial and Phase 1/2 open-label extension study for the treatment of Arginase 1 Deficiency, and a Phase 1/2 clinical trial of AGLE-177 for the treatment of patients with Homocystinuria. If our product candidates fail to work as we expect, or if we need to conduct additional studies to better understand the relationship between our product candidates and clinical activity, our ability to assess the therapeutic effect, seek regulatory approval or otherwise begin or further clinical development, could be compromised. Although we announced topline results from the PEACE Phase 3 trial in December 2021 and plan to submit a BLA to the FDA to support approval for pegzilarginase based on the results of the trial, the FDA may not agree with the adequacy of the trial design or with our interpretation of the data from the PEACE Phase 3 trial. For example, the study was unable to demonstrate nominal statistical significance on any prespecified clinical outcome-based endpoints, so the FDA may determine that there is insufficient direct evidence of effectiveness or inadequate justification to support approval based on the biomarker endpoint we have chosen. The failure to demonstrate improvement on such clinical endpoints could have been due to an insufficient duration on treatment to detect such an effect. For example, in preliminary comments from the FDA prior to a Type B guidance meeting, the FDA indicated that the PEACE Phase 3 trial results described at a high-level do not appear to provide substantial evidence of effectiveness to support a BLA submission. FDA has raised concerns with the selected primary endpoint and that the duration for our PEACE Phase 3 clinical trial may not be adequate to assess for clinically meaningful changes. Similarly, our dosing duration for our PEACE Phase 3 clinical trial may not have been adequate to assess safety and immunogenicity assessment of pegzilarginase. Therefore, while we intend to submit a BLA to the FDA, the FDA may decide not to file our BLA or approve the BLA in a timely manner, or at all. If the FDA does not approve our BLA, we may need to conduct additional studies and our expected timing of commercialization of pegzilarginase could be delayed.

We have in the past had to cease clinical development of product candidates for other indications. We discontinued clinical development of pegzilarginase for the treatment of the hematological malignancies acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS, in December 2017 due to lack of evidence of clinical benefit.  Additionally, we completed our Phase 1 clinical trial of pegzilarginase for the treatment of advanced solid tumors to study small cell lung cancer, uveal melanoma, and cutaneous melanoma and our combination trial of pegzilarginase with pembrolizumab for the treatment of patients with SCLC. We are currently exploring partnership opportunities for further development in oncology. Such an event may result in longer development times, larger trials and a greater likelihood of terminating the trial or not obtaining regulatory approval.

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

The results from our global pivotal PEACE Phase 3 trial may not support marketing approval, and the FDA may require us to conduct additional clinical trials to evaluate subjects for an additional follow-up period.

We announced updated data from our ongoing PEACE Phase 3 trial in December 2021 and plan to submit a BLA to the FDA in the second quarter of 2022 seeking full approval of pegzilarginase. Even though the PEACE Phase 3 trial achieved statistical significance on its primary endpoint and a positive trend in a secondary endpoint was observed, nominal statistical significance was not reached on any of the prespecified key secondary or secondary endpoints evaluating motor assessments. In preliminary comments from the FDA prior to a Type B guidance meeting, the FDA indicated that the PEACE Phase 3 trial results described at a high-level do not appear to provide substantial evidence of effectiveness to support a BLA submission. Therefore, while we intend to submit a BLA to the FDA, the FDA may decide not to file our BLA. Further, even if the FDA files our BLA, the FDA may not conclude that the design of or results seen in the trial sufficiently demonstrate substantial evidence of effectiveness, including the demonstration of a clinically meaningful effect. The FDA also weighs the benefits of a product against its risks and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. We cannot predict whether the BLA that we plan to submit for pegzilarginase will be filed or approved in a timely manner or at all.

The outbreak of the novel strain of coronavirus, SARS-CoV-2 and its variants, which causes COVID-19, has, and may continue to, adversely impact our business, including our clinical trials and nonclinical studies, supply chain interruptions, and delays for raw materials.

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

Timely enrollment in our clinical trials is dependent upon global clinical trial sites which may be adversely affected by global health matters, such as pandemics. We are currently conducting clinical trials for our product candidates in many countries, including the United States, Canada, Australia, United Kingdom and throughout the European Union. The regions in which we operate are currently being or may in the future be affected by COVID-19.

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

•

interruption of, or delays in receiving, supplies of our product candidates from our CMOs due to staffing shortages, production slowdowns or stoppages, disruptions in delivery systems and commandeering of manufacturing facilities for COVID-19 vaccines and treatments;

•	reduced ability to engage with the scientific, medical and investor communities due to the cancellation of conferences scheduled throughout the year; and
•	delays and interruptions to the supply chain, including the raw materials needed for manufacturing.

For example, the timing of our double-blind placebo-controlled portion of our PEACE Phase 3 trial was impacted by COVID-19 as a result of all of our clinical trial sites temporarily suspending screening. All patients that had initially paused dosing due to COVID-19 had restarted treatment by September 2020. We completed enrollment and randomization of patients in the PEACE Phase 3 trial in April 2021 and announced topline data from the trial in December 2021. In addition, although we are conducting a Phase 1/2 open-label clinical trial of AGLE-177 for the treatment in patients with Homocystinuria, the protocol requires in-person visits to clinical trial sites. Many of these sites are located in areas that have experienced significant impacts and may continue to experience more pronounced impacts to their healthcare systems due to COVID-19 and consequently many previously suspended patient recruitment and may do so again in the future. While we initiated dosing in our Phase 1/2 clinical trial investigating AGLE-177 for the treatment of Homocystinuria in June 2021, the timing of continued enrollment may be delayed in the future due to the impact of COVID-19 and local restrictions. For example, in September 2021, we announced that we believe the emergence of the delta variant and lockdowns in Australia, which have slowed trial enrollment, will impact the availability of data for our Phase 1/2 clinical trial for AGLE-177 and, as a result, we stated that we no longer planned to provide a clinical update relating to this trial in 2021. Additionally, missed doses by patients in the study may adversely affect the usefulness of the data collected in the trial.

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

The COVID-19 outbreak, including the emergence of its variants and their effects, continues to rapidly evolve. The extent to which the outbreak may impact our business, clinical trials and nonclinical studies will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the duration of the outbreak, the speed and breadth of mass vaccinations and boosters for COVID-19 and the efficacy of such vaccines and treatments, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials that will likely differ in design and size from early-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, while we have observed a reduction in blood arginine and arginine metabolite levels due to administration of pegzilarginase in patients with Arginase 1 Deficiency, and a reduction in blood arginine levels due to pegzilarginase in patients with advanced solid tumors, these data may not necessarily be predictive of the final results of all patients intended to be enrolled in our ongoing or future clinical trials, and may also not be predictive of pegzilarginase’s ability to reduce arginine or arginine metabolite levels for these patients over a longer term nor predictive of positive clinical outcomes. In addition, while we intend to announce interim data from our clinical trials from time to time, such reports may be based on unaudited data provided by our clinical trial investigators. An audit or subsequent review of this data may change the conclusions drawn from this unaudited data provided by our clinical trial investigators indicating less promising results than we anticipate. In addition, our observations of clinical improvements, through clinician and assessor feedback or assessment tools in the Phase 1/2 clinical trial and Phase 2 open-label study of pegzilarginase in patients with Arginase 1 Deficiency after cumulative doses, may not be representative of our observations with subsequently dosed patients out to a similar or longer duration of cumulative dosing.

We completed enrollment in our single, global pivotal PEACE Phase 3 clinical trial to evaluate the safety and efficacy of pegzilarginase in patients with Arginase 1 Deficiency. Due to COVID-19, all of our clinical trial sites temporarily suspended screening, limiting patient access, and resulting in some missed dosing appointments for patients. All patients that had initially paused dosing due to COVID-19 had restarted treatment by September 2020. In addition, while we initiated dosing in our Phase 1/2 clinical trial investigating AGLE-177 for the treatment of Homocystinuria in June 2021, the timing of continued enrollment may be delayed in the future due to the impact of COVID-19 and local restrictions. Additionally, missed doses by patients in the study may adversely affect the usefulness of the data collected in the trial.

Furthermore, while we have conducted prior clinical trials of pegzilarginase in certain oncology indications, we are currently exploring partnership opportunities for further development in oncology. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

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

We do not know whether any of our planned or current nonclinical studies, or ongoing or planned clinical trials, will need to be restructured or will be completed on schedule, or at all. For example, in June 2017, we delayed enrollment of pediatric patients in our Phase 1/2 clinical trial of pegzilarginase for the treatment of Arginase 1 Deficiency due to a difference in opinion with the FDA on data required to support inclusion of pediatric patients. Although we reached an agreement with the FDA in November 2017 and began dosing pediatric patients, the FDA may require additional information or studies to be conducted, or impose conditions that could further delay or restrict our other planned clinical activities in the future. We began our global pivotal PEACE Phase 3 clinical trial in which we are studying plasma arginine reduction from baseline over 24 weeks as our primary endpoint. However, evidence of stabilization or improvement of clinical signs and symptoms of Arginase 1 Deficiency, such as our secondary endpoints, consisting of clinical outcome assessments focused primarily on mobility, as well as clinician and caregiver global impressions of effectiveness, may be required in addition to the primary endpoint to support approval. Certain of our clinical outcome secondary endpoints are being measured using motor assessments that have not been previously validated for Arginase 1 Deficiency, including the gross motor function classification system. Such motor assessments have only been validated in ambulatory children with cerebral palsy. We believe these motor functional assessments are translatable to Arginase 1 Deficiency patients given the similarities in symptoms of children with cerebral palsy and the Arginase 1 Deficiency populations, however the FDA or other Health Authorities may disagree.

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

We are currently conducting nonclinical development of our product candidates other than our clinical trials for pegzilarginase for the treatment of patients with Arginase 1 Deficiency and AGLE-177 for the treatment of patients with Homocystinuria. Progression of any candidate into clinical trials is inherently risky and dependent on the results obtained in nonclinical programs, and other potential results such as the results of other clinical programs and results of third-party programs. If results are not available when expected or problems are identified during therapy development, we may experience significant delays in clinical development. This may also impact our ability to achieve certain financial milestones and the expected timeframes to market any of our product candidates. Additionally, commencing any future clinical trials is subject to finalizing the trial design and submitting an IND, CTA or comparable submission in other jurisdictions. We plan to advance AGLE-325 for the treatment of patients with Cystinuria through IND-enabling studies in 2022 and potential subsequent initiation of clinical development. Even after we submit an IND, CTA or comparable submission in other jurisdictions, the Health Authorities could disagree that we have satisfied their requirements to commence our clinical trials, disagree with our study design, or may change their guidance criteria, which may require us to complete additional nonclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials. Failure to submit or have effective INDs, CTAs or other comparable foreign equivalents and commence clinical programs will ultimately limit our opportunity to generate revenue.

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

We completed the double-blind placebo-controlled portion of our global pivotal PEACE Phase 3 trial and pegzilarginase is continuing to be evaluated in two long-term extension studies in the PEACE Phase 3 trial and a Phase 1/2 open-label extension study for the treatment of patients with Arginase 1 Deficiency. We are also conducting a Phase 1/2 AGLE-177 for the treatment of patients with Homocystinuria. Given the nature of the patient populations enrolled in these trials, we have observed and expect to continue to observe serious adverse events that could be related or unrelated to pegzilarginase and could impact the safety or efficacy of pegzilarginase and we may observe serious adverse events that could be related or unrelated to AGLE-177 and could impact the safety or efficacy of AGLE-177. We have also dosed, and may continue to dose, patients with pegzilarginase following compassionate use requests. While such patients are not monitored as part of our ongoing clinical trials, the occurrence of significant adverse events in such patients may negatively impact the prospects of our programs.

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

Testing in animals, such as our primate studies for pegzilarginase and AGLE-177, may not uncover all side effects in humans or any observed side effects in animals may be more severe in humans. For example, it is possible that patients’ immune systems may recognize our engineered human enzymes as foreign and trigger an immune response. This risk is heightened in patients with many genetic enzyme deficiencies who lack the target enzyme, including patients with Arginase 1 Deficiency that we are treating in our global pivotal PEACE Phase 3 trial, our Phase 2 trial open-label extension study, and any future clinical trials we conduct for this rare genetic disease or in trials in patients with Homocystinuria with AGLE-177. In addition, our product candidates such as pegzilarginase and AGLE-177 break down target amino acids, thereby releasing metabolites into the bloodstream. Some patients may be sensitive to these metabolites, increasing the risk of an adverse reaction due to treatment, which risk may not be able to be mitigated through dosing. Finally, although our engineered human enzyme product candidates such as pegzilarginase and AGLE-177 are engineered from the human genome, pegzilarginase and AGLE-177 are produced in E. coli. This manufacturing process could lead to the products being more likely to trigger an immune response than we expect.

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

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the Health Authorities. For example, although we have completed the double-blind placebo-controlled portion of our PEACE Phase 3 trial and are currently enrolling in our Phase 1/2 clinical trial investigating AGLE-177 for the treatment of Homocystinuria, the timing of each trial has been impacted by COVID-19. All of our clinical trial sites for the PEACE Phase 3 trial temporarily suspended screening, limiting patient access, and resulting in some missed dosing appointments for patients. All patients that had initially paused dosing due to COVID-19 had restarted treatment by September 2020. Additionally, while we initiated dosing in our Phase 1/2 clinical trial investigating AGLE-177 for the treatment of Homocystinuria in June 2021, the timing of continued enrollment may be delayed in the future due to the impact of COVID-19 and local restrictions. Furthermore, many of our product candidates, including pegzilarginase and AGLE-177, initially target indications that may be characterized as orphan markets, which can prolong the clinical trial timeline if sufficient patients cannot be enrolled in a timely manner. Arginase 1 Deficiency is a rare disorder, and there are no published reports of disease prevalence.

We commissioned a genetic prevalence analysis and based on that analysis estimate the Arginase 1 Deficiency population is greater than 2,500 patients in the global addressable markets and greater than 1,150 patients in the territories with regulatory and launch plans underway. The genetic prevalence-based methodology is intended to account for misdiagnosis of the disease and to address limitations in newborn screening methodology, including naturally low arginine levels in newborns and lack of geographic availability or standardization of testing. Presently, only 34 U.S. states perform newborn screening for Arginase 1 Deficiency, and newborn screening is not currently widely performed in European countries. We estimate the patient population for Homocystinuria in global addressable markets may exceed 30,000 patients, including B6-responsive and B6-non-responsive patients, with approximately 15,000 to 18,000 estimated B6-non-responsive patients (of which approximately 6,000 to 6,600 are estimated in the key commercial markets of the United States, France, Germany, Italy, Spain, and the United Kingdom), but we may not be able to continue to enroll the trial as expected or locate and enroll a sufficient number of eligible patients as required by the Health Authorities, and the necessary regulatory approvals could be delayed or prevented.

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

Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying BLA or NDA for the treatment of a rare pediatric disease, the sponsor of such an application would be awarded a transferable rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent BLA or NDA. In September 2018, the FDA notified us that we obtained Rare Pediatric Disease designation for pegzilarginase for the treatment of patients with Arginase 1 Deficiency, and in November 2020, the FDA notified us that we obtained Rare Pediatric Disease designation for AGLE-177 for the treatment of Homocystinuria. On December 27, 2020, the Creating Hope Reauthorization Act extended the Rare Pediatric Disease Priority Review Voucher Program, and after September 30, 2024, the FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the drug, and that designation was granted by September 30, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers. However, there is no guarantee that any of our product candidates will be approved by that date, or at all, and, therefore, we may not be in a position to obtain a priority review voucher prior to expiration of the program, unless Congress further reauthorizes the program. Additionally, designation of a drug for a rare pediatric disease does not guarantee that a BLA will meet the other eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval.

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

In developing a product candidate for some indications, we may decide to use a biomarker-based test to identify patients for enrollment and, or, monitor patients in clinical trials or in the commercial environment, which could require development of new and/or modification of existing biochemical monitoring approaches. In such case, the FDA may require the development and regulatory approval of a companion diagnostic assay as a condition to approval of the product candidate. Alternatively, there may be clinical benefits for some enzyme-based therapies in enhancing currently available biochemical monitoring approaches. While we are not aware of any precedents requiring such approaches for regulatory approval, FDA or other regulatory authorities could request that new biochemical monitoring approaches are available to support some product candidates. Clinical trials that utilize a biomarker-based test to select patients are likely to take longer and require additional funding. We do not have experience or capabilities in developing or commercializing these companion diagnostics and plan to rely in large part on third parties to perform these functions. Some diagnostic assays are subject to regulation by the FDA as medical devices and require separate regulatory approval prior to the use of such diagnostic assays with a therapeutic product candidate. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostic assays for use with our product candidates, or experience delays in development, we may be unable to identify patients with the specific profile targeted by our product candidates for enrollment in our clinical trials. Accordingly, further investment may be required to further develop or obtain the required regulatory approval for the relevant diagnostic assay, which would delay or substantially impact our ability to conduct further clinical trials or obtain regulatory approval. In addition, if a companion diagnostic is necessary for any of our product candidates, a delay in the development of the assay, or the delay or failure to obtain regulatory approval of the companion diagnostic would delay or prevent the approval of the therapeutic product candidate. Alternatively, we may also make the decision that our therapy does not require a companion diagnostic, however the Health Authorities may disagree and require the development and regulatory approval of a companion diagnostic assay as a condition of approval of the product candidate, creating additional costs and a delay in bringing our product candidate to market.

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

We currently do not have a fully integrated commercial team to distribute and market our product candidates following regulatory approval, if approved. In order to commercialize any product candidates, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we intend to establish a fully integrated commercial organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time consuming and will require significant attention of our executive officers to manage. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain commercial personnel. Any failure or delay in the development of our internal sales, marketing, access, reimbursement, and distribution capabilities would adversely impact the commercialization of any of our product candidates that we obtain approval to market.

With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. In particular, we have and expect to continue to partner with third parties to commercialize pegzilarginase outside the United States. For example, in March 2021, we entered into a licensing agreement with Immedica, in which Immedica acquired the product rights for commercialization of pegzilarginase in the European Economic Area and certain Middle East jurisdictions. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. If we are unable to enter into such arrangements when needed on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

There are multiple approved treatments and investigational therapies for the management of hyperammonemia commonly experienced by patients with urea cycle disorders. While these products – known as ammonia scavengers – do not target the core metabolic defect of Arginase 1 Deficiency, they can help patients manage their elevated ammonia levels. Horizon Therapeutics plc actively markets two branded ammonia scavenger therapies (RAVICTI (glycerol phenylbutyrate) and BUPHENYL (sodium phenylbutyrate)), and at least one generic formulation of sodium phenylbutyrate is commercially available. From a clinical development perspective, Acer Therapeutics Inc. is developing a taste-masked, immediate-release formulation of sodium phenylbutyrate (ACER-001) for the treatment of hyperammonemia and in 2021 announced their intent to enter a global development and commercialization agreement with Relief Therapeutics Holding AG. In October 2021, Acer announced that the FDA has accepted for filing the NDA for ACER-001 and has assigned a PDUFA target action date of June 5, 2022.

We anticipate a competitive landscape in Homocystinuria. There is currently one FDA-approved therapy for the treatment of Homocystinuria and multiple medical foods. CYSTADANE® (betaine anhydrous for oral solution) was approved by the FDA in 1986 and is currently marketed in North America by Recordati Rare Diseases Inc. We are also aware of one investigational therapy in clinical development for the treatment of Homocystinuria. Travere Therapeutics Inc. is focused on the development of pegtibatinase, an enzyme replacement therapy in patients with Homocystinuria due to cystathionine β-synthase deficiency. Travere released topline data in December 2021 from its Phase 1/2 study of pegtibatinase which showed a 55% reduction in homocysteine at the highest dose cohort (1.5mg/kg, 2x/week). We are aware of three other investigational therapies in preclinical stages. The first is Synlogic, studying SYNB1353, an oral synthetic biotic platform that consumes toxic metabolites in the GI tract. Synlogic presented pre-clinical data on this molecule at ICIEM in November 2021. The second is Codexis, studying CDX-6512, an oral methionine-gamma-lyase enzyme therapy. Codexis also presented pre-clinical data on this molecule at ICIEM in November 2021. Additionally, Erytech Pharma SA has a product candidate for Homocystinuria in preclinical development. It is possible that competitors may produce, develop, and commercialize therapeutics, or utilize other approaches to treat Homocystinuria.

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

Furthermore, some of our target indications, including for Arginase 1 Deficiency for pegzilarginase and Homocystinuria for AGLE-177, are orphan indications where patient populations are small. In order for therapeutics that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such therapeutics must be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product candidate that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for any future product candidates from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved, and ultimately our financial results.

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

We do not yet have a fully integrated commercial organization with all of the functions required to market, sell and distribute our product candidates that may receive regulatory approval. In order to commercialize any product candidates after approval, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we may decide to establish an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time-consuming and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our product candidates that we obtain approval to market.

With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. In particular, we have and expect to continue to partner with third parties to commercialize pegzilarginase outside the United States. In March 2021, we entered into a license and supply agreement with Immedica, in which Immedica acquired the product rights for commercialization of pegzilarginase for certain territories outside the U.S. If we are unable to enter into or maintain such arrangements when needed on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

If we obtain approval to commercialize our product candidates outside of the United States, in particular in the EU, a variety of risks associated with international operations could materially adversely affect our business.

We expect that we will be subject to additional risks in commercializing our product candidates outside the United States, including:

•	different regulatory requirements for approval of drugs and biologics in foreign countries;
•	different processes and requirements to obtain adequate reimbursement for our approved therapies;
•	reduced protection for intellectual property rights;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.

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

FDA may also consider approval of our products through the use of the accelerated approval program, but such mechanism may not lead to a faster development or regulatory review or approval process.  Even if we receive approval from the FDA under the accelerated approval program, if our confirmatory postmarketing trial does not verify clinical benefit, or if we do not comply with rigorous postmarketing requirements, the FDA may seek to withdraw the approval.

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

If FDA were to consider accelerated approval in the review of an application for any product candidates, the FDA may determine there is inadequate justification to support that our surrogate endpoint is reasonably likely to predict clinical benefit in patients.

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

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the application for such product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We plan to request priority review of our BLA for pegzilarginase. We may request priority review for applications for our other product candidates. The FDA has broad discretion with respect to whether or not to grant priority review designation to an application, so even if we believe an application for a particular product candidate is eligible for such designation, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in an expedited regulatory review or approval process or confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA, among other things, also expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program and imposed a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. While there was a suspension of the payment reductions as a result of the COVID-19 pandemic, the reductions are being phased back in and are currently expected to remain in effect through 2030. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On January 20, 2017, federal agencies with authorities and responsibilities under the ACA were directed to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. More recently, the Tax Cuts and Jobs Act was signed into law, which eliminated certain requirements of the ACA, including the individual mandate. On June 17, 2021, the United States Supreme Court held that plaintiffs do not have standing to challenge the constitutionality of the individual mandate. It is unclear whether there will be additional challenges to the ACA. Additionally, on January 28, 2021, the President of the United States issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is uncertain how other such litigation or the healthcare measures of the United States administration will impact the ACA and our business.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. For example, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The Department of Health and Human Services plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. Many similar proposals, including the plans to give Medicare Part D authority to negotiate drug prices, require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation, and cap out-of-pocket costs, have already been included in policy statements and legislation currently being considered by Congress. It is unclear to what extent these and other statutory, regulatory, and administrative initiatives will be enacted and implemented. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the 2017 Tax Cuts and Jobs Act, among others, reduced the orphan drug credit from 50% to 25% of qualifying expenditures. When and if we become profitable, this reduction in tax credits may result in an increased federal income tax burden on our orphan drug programs. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security, or CARES Act, was enacted and modified certain portions of the 2017 Tax Cuts and Jobs Act, including with respect to the carryforward of net operating losses. Future changes in corporate tax rates, rules relating to the realization of net deferred tax assets, and other tax legislation could have a material impact on the value of our deferred tax assets, could result in a significant one-time charges, and could increase our future U.S. tax expense.

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

The issuance of a patent, while given the presumption of validity under the law, is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and product candidates, or limit the duration of the patent protection of our technology and product candidates. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after the first non-provisional filing in the patent family. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the U.S. PTO and various governmental patent agencies outside the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees. The U.S. PTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, we also rely on licensors to effect such payments with respect to the patents and patent applications that we in-license. Moreover, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

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

In December 2013, our wholly owned subsidiaries AECase, Inc. and AEMase, Inc. each entered into an exclusive, worldwide license agreement, including the right to grant sublicenses, with the University of Texas at Austin for certain intellectual property owned by the University of Texas at Austin related to our program candidates related to cystinase and methioninase. In January 2017, we and the University of Texas at Austin entered into an Amended and Restated Patent License Agreement, or the Restated License, which consolidated the two license agreements, revised certain obligations, and licensed additional patent applications and invention disclosures to us. The Restated License was amended in August 2017, December 2017, and December 2018 to revise diligence milestones and license additional patent applications, including our program candidates under the AGLE-177 and cystinuria programs. The intellectual property licensed under the Restated License includes inventions that were made with U.S. government support. The U.S. government therefore has certain rights in such inventions under the applicable funding agreements and under applicable law. In addition, we are subject to a requirement that the products covered by the applicable patents that are sold or used in the United States must be manufactured substantially in the United States unless a written waiver is obtained in advance from the U.S. government. The Restated License obligates us to make certain payments at the achievement of certain milestones and at regular intervals throughout the life of the license. The University of Texas at Austin may terminate the Restated License under certain circumstances, including for a breach by us that is not cured within 30 or 60 days of notice (depending on the type of breach), or if we or any of our affiliates or sublicensees participate in any proceeding to challenge the licensed patent rights (unless, with respect to sublicensees, we terminate the applicable sublicense).

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

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, if any, one of the U.S. patents covering each of such approved product(s) or the use thereof may be eligible for up to five years of patent term restoration. Patent term extension allows a maximum of one patent to be extended per FDA-approved product. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates, if any. Nevertheless, we may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request. In addition, if a patent we wish to extend is owned by another party and licensed to us, we may need to obtain approval and cooperation from our licensor to request the extension.

If we are unable to obtain patent term extension or restoration, or the term or scope of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

As our activities grow, we may be subject to an increasing amount of litigation that is common in the pharmaceutical industry based on allegations of infringement or other alleged violations of trademarks. Any claims of infringement, with or without merit, could be time consuming, costly, and difficult to defend. Moreover, intellectual property litigation or claims could require us to redesign packaging and advertising materials associated with our packaging, which could result in substantial costs and material delays.

Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are a clinical-stage biotechnology company with a limited operating history, and, as of December 31, 2021, had 101 employees. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We have a concentrated stockholder base and our executive officers and directors, combined with our stockholders who, to our knowledge, each owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a substantial number of our capital stock as of December 31, 2021. As a result, if these stockholders were to choose to act together, they may be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would likely control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Pursuant to Section 404, we have been required to furnish a report by our management on our internal control over financial reporting. However, while we remain a non-accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. We may encounter problems or delays in implementing any changes necessary to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls when required, investors could lose confidence in our financial information and the price of our common stock could decline.

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

In addition, in April 2020, we entered into an “at-the-market” offering of our common stock pursuant to a sales agreement between us and JonesTrading Institutional Services LLC, or JonesTrading, under a shelf registration statement on Form S-3. Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver a placement notice to JonesTrading at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or JonesTrading pursuant to the terms of the sales agreement. The number of shares that are sold by JonesTrading after delivering a placement notice will fluctuate based on the market price of our common stock during the sales period and limits we set with JonesTrading. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. Issuances of any shares sold pursuant to the sales agreement will have a dilutive effect on our existing stockholders. In February 2022, the registration statement on Form S-3, which the at-the-market offering was registered under, expired and no sales under this registration statement will occur going forward.

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

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company,” under the Exchange Act. For so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting of Section 404(b) of the Sarbanes-Oxley Act; and

•	reduced disclosure obligations regarding executive compensation.

We may continue to take advantage of these exemptions until we are no longer a smaller reporting company. We will remain a smaller reporting company if we have either (i) less than $250 million in market value of our shares held by non-affiliates as of the last business day of our second fiscal quarter or (ii) less than $100 million of annual revenues in our most recent fiscal year and a market value of our shares held by non-affiliates less than $700 million as of the last business day of our second fiscal quarter. We may choose to take advantage of some but not all of these scaled disclosure requirements. Therefore, the information that we provide stockholders may be different than one might get from other public companies. Further, if some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares of common stock and the market price of such shares of common stock may be more volatile.

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly now that we are no longer an emerging growth company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain and maintain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. As discussed above, if we cease to be a non-accelerated filer, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm as required by Section 404(b). To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

As of February 24, 2022, there were approximately 20 stockholders of record of our common stock based on information provided by our transfer agent.  The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.  This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Nasdaq Biotechnology Index for the period from December 31, 2016 through December 31, 2021. The figures represented below assume an investment of $100 in our common stock at the closing price of $4.35 on December 31, 2016 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on December 31, 2016 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

$100 investment in stock or index	Ticker	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Aeglea Biotherapeutics, Inc.	AGLE	$100.00	$124.37	$172.18	$175.63	$180.92	$109.20
Nasdaq Composite Index	IXIC	$100.00	$129.64	$125.96	$172.17	$249.51	$304.85
Nasdaq Biotechnology Index	NBI	$100.00	$121.63	$110.85	$138.69	$175.33	$175.37

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

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we’, “us’, “our’, “the Company” or “Aeglea” refers to Aeglea BioTherapeutics, Inc.

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

Our lead product candidate, pegzilarginase, is a recombinant human arginase 1 that enzymatically degrades the amino acid arginine to lower arginine levels in patients with Arginase 1 Deficiency. We engineered pegzilarginase with modifications that enhance the stability and arginine-degrading activity of the enzyme in human plasma. For Arginase 1 Deficiency, which is a rare progressive disease, that presents in early childhood and results in severe complications and early mortality, we believe pegzilarginase may reduce the harmful metabolic effects caused by the accumulation of high levels of arginine and other arginine-derived metabolites. We are currently evaluating pegzilarginase in the open-label extension portion of the global pivotal PEACE Phase 3 trial and in a Phase 2 open-label extension study for patients with Arginase 1 Deficiency.

Our second product candidate, AGLE-177, is a novel PEGylated, or polyethylene glycol modified, human enzyme engineered to degrade free homocysteine and homocystine in patients with Homocystinuria, a serious metabolic disorder characterized by elevated plasma homocysteine which leads to a wide range of life-altering complications and reduced life expectancy. We engineered AGLE-177 by directed mutagenesis of amino acids within cystathionine γ-lyase, resulting in a molecule that has high substrate specificity for homocysteine and homocystine but not for the native substrate, cystathionine. For Homocystinuria due to cystathionine β-synthase, or CBS, enzyme deficiency, which is the most common form of an inherited disorder of methionine metabolism that results in elevated homocysteine and homocystine, we believe AGLE-177 may reduce the adverse impact of CBS enzyme deficiency in the transsulfuration pathway by providing an alternate pathway for enzymatic degradation of high plasma total homocysteine levels. We are currently conducting a Phase 1/2 clinical trial for the treatment of patients with Homocystinuria.

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

We have incurred net losses in each year since inception. Our net losses were $65.8 million, $80.9 million, and $78.3 million for the years ended December 31, 2021, 2020, and 2019, respectively, and have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of December 31, 2021, we had an accumulated deficit of $341.8 million. We expect to continue to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase as we continue our clinical development activities for our product candidates and prepare for the potential commercialization of our lead product candidate, pegzilarginase; concurrently develop our pipeline product candidates; expand and protect our intellectual property portfolio; hire additional personnel; and continue to operate as a public company.

Components of Operating Results

Revenue

We have recognized license and development revenue from a license and supply agreement, or Immedica Agreement, with Immedica, and expect to continue to recognize revenue as we satisfy our performance obligations under the agreement. We may also be entitled to receive additional milestone payments pursuant to the Immedica Agreement upon achievement of specified milestones. As the recognition of future license and development revenue will be based on costs incurred to date relative to total estimated costs at completion and the uncertainty of when the events underlying various milestones are resolved, we expect our license and development revenue will fluctuate from period to period.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for the discovery and development of our product candidates, including, our lead product candidate, pegzilarginase, and AGLE-177. In addition to operating an internal research laboratory, we contract with external providers for nonclinical studies and clinical trials. Our research and development expenses include:

•	costs from acquiring clinical trial materials and services performed for contracted services with contract manufacturing organizations, or CMOs;
•	fees paid to clinical trial sites, clinical research organizations, or CROs, CMOs, nonclinical research companies, and academic institutions; and
•	employee and consultant-related expenses incurred, which include salaries, benefits, travel and stock-based compensation.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, legal, commercial development, operations, and human resources functions. Other significant costs include legal fees relating to corporate matters and fees for insurance, accounting, consulting, facilities, and recruiting services.

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

Income taxes

We serve as a holding company for our ten wholly owned subsidiary corporations in the United States, United Kingdom, and European Union. We file a consolidated U.S. corporate federal income tax return with our eight United States subsidiaries. Additionally, we operate in the U.K. and our income tax return is subject to audit and adjustment by local tax authorities. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the tax bases of assets and liabilities. A valuation allowance is established against the deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized. The deferred tax assets and liabilities are classified as noncurrent along with the related valuation allowance. Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.

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

We allocate the estimated transaction price to the identified performance obligations based on the relative estimated stand-alone selling price, or SSP, of each performance. SSP is based on the observable price of our goods and services, or when SSP is not directly observable, we estimate SSP based on factors such as forecasted revenues or costs, development timelines, discount rates, probabilities of technical and regulatory success, and considerations such as market conditions and entity-specific factors. We recognize revenue allocated to each performance obligation either at a point-in-time or over time in a manner that depicts the transfer of control of the promised goods and services to the customer. For performance obligations that are recognized over time, we estimate the measure of progress associated with the satisfaction of the performance obligation based on an input or output method, which may be based on factors such as costs incurred, labor hours expended, time elapsed, among other measures based on the nature of the performance obligation. The estimates made on an input or output method are subject to change and may result in material changes to revenue that could materially affect our results of operations. Please refer to Note 9, Strategic License Agreements, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Accrued research and development costs

We record the costs associated with research nonclinical studies, clinical trials, and manufacturing development as incurred. These costs are a significant component of our research and development expenses, with a substantial portion of our on-going research and development activities conducted by third-party service providers, including CROs and  CMOs.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

A discussion and analysis of our financial condition and results of operations for the year ended December 31, 2019 is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 18, 2021.

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		Dollar
	2021	2020	Change	% Change
		(dollars in thousands)
Revenue:
License	$12,000	$—	$12,000	*
Development fee	6,739	—	6,739	*
Total revenue	18,739	—	18,739	*

Operating expenses:
Research and development	57,069	59,638	(2,569)	4%
General and administrative	27,319	21,843	5,476	25%
Total operating expenses	84,388	81,481	2,907	4%
Loss from operations	(65,649)	(81,481)	15,832	19%
Interest income	111	593	(482)	81%
Other expense, net	(122)	(5)	(117)	*
Loss before income tax expense	(65,660)	(80,893)	15,233	19%
Income tax expense	(141)	—	(141)	*
Net loss	$(65,801)	$(80,893)	$15,092	19%

*	Percentage not meaningful

License and Development Fee Revenue.   For the year ended December 31, 2021, we recognized $18.7 million of license and development fee revenue in connection with the Immedica Agreement. The total revenue generated of $18.7 million was attributable to $12.0 million allocated to the license and $6.7 million allocated to the PEACE Phase 3 trial and BLA package. We did not recognize any revenue for the year ended December 31, 2020. Please refer to Note 9, Strategic License Agreements, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional disclosures around revenue recognition.

Research and Development Expenses.  Research and development expenses decreased by $2.6 million, or 4%, to $57.1 million for the year ended December 31, 2021 from $59.6 million for the year ended December 31, 2020. The change in research and development expenses was due to:

•

lower manufacturing expenses, which decreased by $12.4 million as a result of completing certain pre-commercial manufacturing activities for pegzilarginase and formulation, characterization, and stability studies for AGLE-177; offset by

•

higher clinical development expenses, which increased by $5.1 million as a result of ramping-up and completing enrollment in our PEACE Phase 3 trial of pegzilarginase for the treatment of patients with Arginase 1 Deficiency, and preparing and initiating dosing in our Phase 1/2 trial of AGLE-177 for the treatment of Homocystinuria;

•

higher nonclinical development expenses, which increased by $2.5 million as a result of additional laboratory costs, BLA development activities, and toxicology costs incurred to support our Phase 1/2 trial of AGLE-177 for the treatment of patients with Homocystinuria; and

•

higher personnel-related expenses, which increased by $2.2 million as a result of changes to employee headcount and additional compensation to support our clinical and research development capabilities.

General and Administrative Expenses.  General and administrative expenses increased by $5.5 million, or 25%, to $27.3 million for the year ended December 31, 2021 from $21.8 million for the year ended December 31, 2020. The increase in general and administrative expenses was primarily due to a $3.6 million increase in compensation and other personnel expenses, including $1.3 million in non-cash stock compensation, driven by additional headcount to establish and execute our commercial planning activities, and $1.9 million of expenses to ramp-up our commercial infrastructure and capabilities.

Liquidity and Capital Resources

Sources of liquidity

We are a clinical-stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. Since our inception and through December 31, 2021, we have funded our operations primarily by raising an aggregate of $461.0 million of gross proceeds from the sale and issuance of convertible preferred and common equity securities, pre-funded stock warrants, the collection of grant proceeds, and the licensing of our product rights for the commercialization of pegzilarginase in Europe and certain countries in the Middle East.

In March 2021, we entered into the Immedica Agreement, pursuant to which Immedica licensed the product rights for commercialization of pegzilarginase in the European Economic Area, United Kingdom, Switzerland, Andorra, Monaco, San Marino, Vatican City, Turkey, Saudi Arabia, United Arab Emirates, Qatar, Kuwait, Bahrain, and Oman. In April 2021, we received an upfront payment of $21.5 million from Immedica. Under the terms of the Immedica Agreement, we are also eligible to receive additional payments of up to approximately $125.0 million in regulatory and commercial milestone payments, assuming an exchange rate of $1.13 to €1.00. Additionally, we are entitled to receive royalties in the mid-20 percent range on the net sales of the product in countries included in the Immedica Agreement. In July 2021, the Immedica Agreement was modified to include additional development services, up to $3.0 million, to support the PEACE Phase 3 trial and BLA package performance obligation.

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

The shares of common stock and pre-funded warrants sold in the 2020 Public Offering were pursuant to a shelf registration statement on Form S-3, declared effective in February 2019 by the SEC for the potential offering, issuance and sale by us of up to $200.0 million of our common stock, warrants to purchase common stock, and other security types and subscription rights. The shares of common stock sold under the 2020 ATM were pursuant to an April 2020 sales agreement with JonesTrading Institutional Services LLC, as sales agent, to issue and sell shares of our common stock for an aggregate offering price of $60.0 million. In February 2022, the shelf registration statement the 2020 ATM was registered under expired and no sales under this registration statement will occur going forward.

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

Due to our significant research and development expenditures, we have generated substantial losses in each period since inception. We have an accumulated deficit of $341.8 million as of December 31, 2021. We anticipate that we will continue to generate losses into the foreseeable future as we develop our product candidates, seek regulatory approval of those candidates and begin to commercialize any approved products. Until such time as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, collaborations, license and development agreements, or other sources. We currently have no debt, credit facility or additional committed capital. To the extent that we raise additional equity, the ownership interest of our stockholders will be diluted.

Based on our available cash, cash equivalents, marketable securities, and restricted cash of $95.0 million as of December 31, 2021, we believe that we have sufficient resources to fund our operations into the first quarter of 2023. Accordingly, based on recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently anticipate.

Cash flows

A discussion and analysis of our financial condition and cash flows for the year ended December 31, 2019 is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 18, 2021.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
Net cash and cash equivalents (used in) provided by:
Operating activities	$(53,716)	$(75,775)
Investing activities	(22,619)	(7,604)
Financing activities	1,393	154,512
Effect of exchange rate on cash, cash equivalents, and restricted cash	(15)	51
Net (decrease) increase in cash and cash equivalents	$(74,957)	$71,184

Cash used in operating activities

Cash used in operating activities for the year ended December 31, 2021 was $53.7 million and reflected a net loss of $65.8 million. The cash impact of our net loss was offset by non-cash expenses of $8.0 million for stock-based compensation, $1.6 million for depreciation and amortization, $0.4 million for operating lease expense, and $0.2 million for net premium purchase and amortization on marketable securities. The net change in operating assets and liabilities of $1.8 million was primarily related to a $3.6 million increase in deferred revenue due to receiving a $21.5 million upfront payment under the Immedica Agreement offset by the recognition of revenue allocated to the license, PEACE Phase 3 trial and BLA filing. Additional offsets included a $1.2 million increase in prepaid expenses and other assets due to advance payments for the Phase 1/2 trial of AGLE-177 and manufacturing activities for the Arginase 1 Deficiency program, a $0.8 million increase in license and development receivable for incremental services provided to Immedica and not yet paid, and a $0.4 million decrease in operating lease liabilities due to lease payments made during the year.

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

Cash used in investing activities

Cash used in investing activities for the year ended December 31, 2021 was $22.6 million and consisted of $133.1 million in purchases of marketable securities and $0.5 million in purchases of property and equipment offset by $111.0 million in maturities of marketable securities.

Cash used in investing activities for the year ended December 31, 2020 was $7.6 million and consisted of $129.0 million in purchases of marketable securities and $4.3 million in purchases of property and equipment offset by $125.7 million in maturities of marketable securities.

Cash provided by financing activities

Cash provided by financing activities for the year ended December 31, 2021 was $1.4 million, which consisted of $1.9 million in stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan offset by $0.5 million in principal payments made on finance lease obligations.

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

Contractual Obligations and Other Commitments

 In April 2019, the Company entered into a lease agreement, or the Las Cimas Lease, for its corproate headquarters and laboratory space located in Austin, TX. Future minimum lease commitments under the Las Cimas Lease through April 2028 are $7.0 million. Please refer to Note 7, Leases, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional disclosures.

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

As of December 31, 2021, we held $95.0 million in cash, cash equivalents, marketable securities, and restricted cash, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in money market funds, commercial paper, and corporate bonds.

We are also exposed to market risk related to changes in foreign currency exchange rates, as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. For the year ended December 31, 2021, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AEGLEA BIOTHERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aeglea BioTherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aeglea BioTherapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any product revenues and has not achieved profitable operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s revenue is generated from licensing their product, completion of the global pivotal Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints

Phase 3 trial (“PEACE Trial”) and related Biologics License Application (“BLA”) package and performance of a Pediatric Investigation Plan trial (“PIP Trial”) in connection with the exclusive license and supply agreement entered into with Immedica Pharma AB.  Total revenue was $18.7 million for the year ended December 31, 2021. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time, recognition is based on the use of an output or input method. The development fee allocated to the PEACE Trial, BLA package and PIP Trial performance obligations will be recognized over time using an input method of costs incurred related to the performance obligations. Revenue allocated to the License performance obligation is recognized at a point in time and upon transfer of the License to Immedica Pharma AB. Management assesses whether the goods or services promised within each contract are distinct to identify those that are performance obligations. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. The transaction price is determined and allocated to the identified performance obligations in proportion to their stand-alone selling prices (“SSP”) on a relative SSP basis. SSP is based on observable prices of the performance obligations or, when such prices are not observable, are estimated. If an arrangement includes development, regulatory or commercial milestone payments, management evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are the significant judgment by management when identifying the individual performance obligations, estimating the SSP and determining the transaction price allocated to the identified performance obligations. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the identification of the individual performance obligations, estimation of the SSP and the allocation of the transaction price to the identified performance obligations.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) reading the executed agreement entered into with Immedica Pharma AB; (ii) evaluating management’s identification of the individual performance obligations based on the terms and conditions of the agreement; (iii) evaluating and testing management’s process for estimating the SSP and allocation to the individual performance obligations; (iv) vouching the cash for the upfront fixed payment; and (v) testing actual costs incurred and their eligibility for billing under the development performance obligations for a sample of costs. Testing the estimation of SSP involved testing the completeness and accuracy of the data utilized by management.

/s/ PricewaterhouseCoopers LLP

Austin, Texas

March 3, 2022

We have served as the Company’s auditor since 2014.

Aeglea BioTherapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,142	$90,095
Marketable securities	77,986	56,178
License and development receivable	815	—
Prepaid expenses and other current assets	4,948	3,516
Total current assets	98,891	149,789
Restricted cash	1,838	1,842
Property and equipment, net	4,549	5,642
Operating lease right-of-use assets	3,806	4,230
Other non-current assets	842	115
TOTAL ASSETS	$109,926	$161,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,319	$2,254
Operating lease liabilities	436	319
Deferred revenue	2,359	—
Accrued and other current liabilities	14,030	13,870
Total current liabilities	20,144	16,443
Non-current operating lease liabilities	4,608	5,129
Deferred revenue, net of current portion	1,217	—
Other non-current liabilities	16	214
TOTAL LIABILITIES	25,985	21,786
Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2021 and 2020; no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of December 31, 2021 and 2020, 49,355,130 shares and 47,959,086 shares issued and outstanding as of December 31, 2021 and 2020, respectively	5	5
Additional paid-in capital	425,765	415,824
Accumulated other comprehensive (loss) income	(20)	11
Accumulated deficit	(341,809)	(276,008)
TOTAL STOCKHOLDERS’ EQUITY	83,941	139,832
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,926	$161,618

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
License	$12,000	$—	$—
Development fee	6,739	—	—
Total revenue	18,739	—	—

Operating expenses:
Research and development	57,069	59,638	64,600
General and administrative	27,319	21,843	15,734
Total operating expenses	84,388	81,481	80,334
Loss from operations	(65,649)	(81,481)	(80,334)

Other income (expense):
Interest income	111	593	2,143
Other expense, net	(122)	(5)	(63)
Total other income (expense)	(11)	588	2,080
Loss before income tax expense	(65,660)	(80,893)	(78,254)
Income tax expense	(141)	—	—
Net loss	$(65,801)	$(80,893)	$(78,254)

Net loss per share, basic and diluted	$(1.00)	$(1.52)	$(2.45)
Weighted-average common shares outstanding, basic and diluted	65,744,611	53,371,730	31,949,633

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(65,801)	$(80,893)	$(78,254)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1)	19	—
Unrealized (loss) gain on marketable securities	(30)	(59)	78
Total comprehensive loss	$(65,832)	$(80,933)	$(78,176)

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances—December 31, 2018	24,140	$2	$184,314	$(27)	$(116,861)	$67,428
Issuance of common stock in connection with employee stock purchase plan	45	—	307	—	—	307
Issuance of common stock in connection with exercise of stock options	274	—	1,143	—	—	1,143
Issuance of common stock and pre-funded warrants in connection with public offering, net of offering costs	4,625	1	64,502	—	—	64,503
Stock-based compensation expense	—	—	4,876	—	—	4,876
Unrealized gain on marketable securities	—	—	—	78	—	78
Net loss	—	—	—	—	(78,254)	(78,254)
Balances—December 31, 2019	29,084	$3	$255,142	$51	$(195,115)	$60,081
Issuance of common stock in connection with employee stock purchase plan	60	—	366	—	—	366
Issuance of common stock in connection with exercise of stock options	127	—	490	—	—	490
Issuance of common stock and pre-funded warrants in connection with public and at-the-market offerings, net of offering costs	18,688	2	153,570	—	—	153,572
Stock-based compensation expense	—	—	6,256	—	—	6,256
Foreign currency translation adjustment	—	—	—	19	—	19
Unrealized loss on marketable securities	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	(80,893)	(80,893)
Balances—December 31, 2020	47,959	$5	$415,824	$11	$(276,008)	$139,832
Issuance of common stock in connection with employee stock purchase plan	83	—	454	—	—	454
Issuance of common stock in connection with exercise of stock options	313	—	1,449	—	—	1,449
Issuance of common stock in connection with exercise of pre-funded warrants	1,000	—	—	—	—	—
Stock-based compensation expense	—	—	8,038	—	—	8,038
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Unrealized loss on marketable securities	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(65,801)	(65,801)
Balances—December 31, 2021	49,355	$5	$425,765	$(20)	$(341,809)	$83,941

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(65,801)	$(80,893)	$(78,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,576	996	418
Purchase net (premium) discount on marketable securities	(344)	(286)	504
Net amortization of premium (accretion of discount) on marketable securities	548	73	(818)
Stock-based compensation	8,038	6,256	4,876
Non-cash operating lease expense	425	628	483
Other	9	(9)	(5)
Changes in operating assets and liabilities:
License and development receivable	(815)	—	—
Prepaid expenses and other assets	(1,216)	(1,101)	(346)
Accounts payable	1,065	(544)	2,583
Operating lease liabilities	(404)	251	(258)
Deferred revenue	3,576	—	—
Accrued and other liabilities	(373)	(1,146)	5,125
Net cash used in operating activities	(53,716)	(75,775)	(65,692)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(573)	(4,280)	(1,492)
Purchases of marketable securities	(133,079)	(129,000)	(91,926)
Proceeds from maturities and sales of marketable securities	111,033	125,676	91,679
Net cash used in investing activities	(22,619)	(7,604)	(1,739)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and pre-funded warrants in public and at-the-market offerings, net of offering costs	—	153,716	64,298
Proceeds from employee stock plan purchases and stock option exercises	1,903	816	1,450
Principal payments on finance lease obligation	(510)	(20)	(25)
Net cash provided by financing activities	1,393	154,512	65,723
Effect of exchange rate on cash, cash equivalents, and restricted cash	(15)	51	—
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(74,957)	71,184	(1,708)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Beginning of period	91,937	20,753	22,461
End of period	$16,980	$91,937	$20,753

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Leased assets obtained in exchange for lease obligations	$872	$172	$5,294
Unpaid amounts related to purchase of property and equipment	$—	$224	$356

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

Liquidity

As of December 31, 2021, the Company had working capital of $78.7 million, an accumulated deficit of $341.8 million, and cash, cash equivalents, marketable securities, and restricted cash of $95.0 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s products will require significant additional financing.

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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Based upon the Company’s current operating plans, the Company believes that it has sufficient resources to fund operations into the first quarter of 2023 with its existing cash, cash equivalents, and marketable securities. Accordingly, based on its recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance its future operations, the Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within twelve months of the issuance date of these financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and assumes the Company will continue as a going concern through the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. The Company plans to address this condition through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including collaborations with other companies or other strategic transactions.

Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all, nor is it considered probable under the accounting standards. If the Company is unable to obtain sufficient funding on acceptable terms, it could be forced to delay, reduce or eliminate some or all of its research and development programs or commercialization activities, which could materially adversely affect its business prospects or its ability to continue operations.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the years ended December 31, 2021, 2020, and 2019.

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

Financial instruments carried at fair value include cash, cash equivalents, marketable securities, and restricted cash. The carrying amounts of accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

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

Income Taxes

The Company and its ten wholly owned subsidiary corporations use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the tax bases of assets and liabilities. Additionally, any changes in income tax laws are immediately recognized in the year of enactment.

A valuation allowance is established against the deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized. The deferred tax assets and liabilities are classified as noncurrent along with the related valuation allowance. Due to a lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.

The Company recognizes benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on the technical merits, as the largest amount of benefits that is more likely than not to be realized upon the ultimate settlement. The Company’s policy is to recognize interest and penalties related to the unrecognized tax benefits as a component of income tax expense, if applicable. As of December 31, 2021 and 2020, the Company had no unrecognized tax benefits and there was no interest or penalties incurred by the Company in the years ended December 31, 2021, 2020, or 2019.

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

3.  Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables sets forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$8,888	$—	$—	$8,888
Commercial paper	—	65,412	—	65,412
Corporate bonds	—	12,574	—	12,574
Total financial assets	$8,888	$77,986	$—	$86,874

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$6,700	$—	$—	$6,700
U.S. treasury securities	—	57,181	—	57,181
U.S. government agency securities	—	66,893	—	66,893
Corporate bonds	—	3,001	—	3,001
Total financial assets	$6,700	$127,075	$—	$133,775

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

4.  Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$8,888	$—	$—	$8,888
Commercial paper	—	—	—	—
Total cash equivalents	8,888	—	—	8,888

Marketable securities:
Commercial paper	65,443	3	(34)	65,412
Corporate bonds	12,581	—	(7)	12,574
Total marketable securities	$78,024	$3	$(41)	$77,986

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$6,700	$—	$—	$6,700
U.S. treasury securities	4,005	—	(1)	4,004
U.S. government agency securities	66,895	—	(2)	66,893
Total cash equivalents	77,600	—	(3)	77,597

Marketable securities:
U.S. treasury securities	53,183	1	(7)	53,177
Corporate bonds	3,000	1	—	3,001
Total marketable securities	$56,183	$2	$(7)	$56,178

The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2021 and 2020, aggregated by major security type and length of time in a continuous unrealized loss position:

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$47,425	$(34)	$—	$—	$47,425	$(34)
Corporate bonds	12,573	(7)	—	—	12,573	(7)
Total marketable securities	$59,998	$(41)	$—	$—	$59,998	$(41)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$43,183	$(8)	$	$	$43,183	$(8)
U.S. government agency securities	66,893	(2)	—	—	66,893	(2)
Total marketable securities	$110,076	$(10)	$—	$—	$110,076	$(10)

As of December 31, 2021 and 2020, the Company held 29 and 16 debt securities, respectively, that were in an unrealized loss position. The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. As of December 31, 2021 and 2020, an allowance for credit losses had not been recognized. Given our intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, we do not consider these marketable securities to be impaired as of December 31, 2021 and 2020.

There were no realized gains or losses on marketable securities for the years ended December 31, 2021 and 2020. A realized gain is included in other expense, net for the year ended December 31, 2019. Interest on marketable securities is included in interest income. Accrued interest receivable on available-for-sale debt securities totaled $0.1 million and $0.2 million as of December 31, 2021 and 2020, respectively, and is excluded from the estimate of credit losses.

The following table summarizes the contractual maturities of the Company's marketable securities at estimated fair value (in thousands):

	December 31,
	2021	2020
Due in one year or less	$77,986	$56,178
Due in 1 - 2 years	—	—
Total marketable securities	$77,986	$56,178

The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.

5.  Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$2,245	$1,916
Furniture and office equipment	520	747
Computer equipment	54	56
Software	139	132
Leasehold improvements	4,393	4,774
Property and equipment, gross	7,351	7,625
Less: Accumulated depreciation and amortization	(2,802)	(1,983)
Property and equipment, net	$4,549	$5,642

Depreciation and amortization expense for the years ended December 31, 2021, 2020, and 2019 was $1.4 million, $1.0 million, and $0.4 million, respectively. All of the Company’s long-lived assets are located in the United States.

6.  Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued compensation	$4,988	$3,712
Accrued contracted research and development costs	5,995	8,620
Accrued professional and consulting fees	2,264	1,074
Other	783	464
Total accrued and other current liabilities	$14,030	$13,870

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

In April 2019, the Company entered into a lease agreement (the “Las Cimas Lease”) for its corporate headquarters and laboratory space located in Austin, TX. The Las Cimas Lease includes approximately 30,000 square feet and commenced on April 30, 2019, with an expiration on April 30, 2028. The Company posted a customary letter of credit in the amount of $1.5 million as security, which is subject to automatic reductions per the terms of the Las Cimas Lease. A tenant allowance of up to $1.0 million was provided by the lessor and fully reimbursed to the Company.

The following table summarizes the Company’s recognition of its operating and finance leases (in thousands):

		December 31,
	Classification	2021	2020
Assets
Operating	Operating lease right-of-use assets	$3,806	$4,230
Finance	Other non-current assets	798	68
Total leased assets		4,604	4,298

Leases
Current
Operating	Operating lease liabilities	436	319
Finance	Accrued and other current liabilities	418	27
Non-current
Operating	Non-current operating lease liabilities	4,608	5,129
Finance	Other non-current liabilities	16	45
Total lease liabilities		$5,478	$5,520

The following table summarizes the weighted-average remaining lease term and discount rates for the Company’s operating and finance leases:

	December 31,
	2021	2020
Lease term (years)
Operating leases	6.3	7.3
Finance leases	0.5	2.6

Discount rate
Operating leases	10.7%	10.7%
Finance leases	6.7%	10.2%

The following table summarizes the lease costs pertaining to the Company’s operating leases (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$991	$1,258	$946
Variable lease cost	519	665	331
Total lease cost	$1,510	$1,923	$1,277

Cash paid for amounts included in the measurement of operating lease liabilities during the years ended December 31, 2021 and 2020 was $1.1 million and $1.3 million, respectively, and was included within net cash used in operating activities in the cash flows.

The maturities of the Company’s operating and finance lease liabilities as of December 31, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
2022	$948	$424
2023	1,064	16
2024	1,096	—
2025	1,129	—
2026	1,163	—
Thereafter	1,602	—
Total lease payments	7,002	440
Less:
Imputed interest	(1,958)	(6)
Total	$5,044	$434

8.  Stockholders’ Equity

The Company is authorized to issue 510,000,000 shares of capital stock of which 500,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock, all with a par value of $0.0001 per share. Each holder of common stock is entitled to one vote for each share of common stock held. The Company’s common stock is not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the board of directors, in its discretion, determines to issue dividends and then only at the times and in the amounts that the board of directors may determine. As of December 31, 2021 and 2020, no common stock dividends had been declared by the board of directors and there were no shares of preferred stock outstanding.

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

The public offering price for the pre-funded warrants sold in February 2019 and April 2020 was equal to the public offering price of the common stock, less the $0.0001 per share exercise price of each warrant. The warrants were recorded as a component of stockholders’ equity within additional paid-in capital and have no expiration date. Per the terms of the warrant agreements, the outstanding warrants to purchase shares of common stock may not be exercised if the holder’s ownership of the Company’s common stock would exceed 4.99% (“Maximum Ownership Percentage”) or 9.99% for certain holders. By written notice to the Company, each holder may increase or decrease the Maximum Ownership Percentage to any other percentage (not in excess of 19.99% for the majority of such warrants). The revised Maximum Ownership Percentage would be effective 61 days after the notice is received by the Company.

As of December 31, 2021, the following pre-funded warrants to purchase common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
February 8, 2019	None	$0.0001	3,750,000
April 30, 2020	None	$0.0001	12,860,328
Total pre-funded warrants			16,610,328

At-The-Market Offering

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

9.  Strategic License Agreements

Immedica Pharma AB License and Development Agreement

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

ii.

Complete the global pivotal PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) Phase 3 trial (“PEACE Trial”) and related Biologics License Application (“BLA”) package to file with the United States Food and Drug Administration (“FDA”), which will be leveraged by Immedica in obtaining the necessary regulatory approvals in the Territory; and

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

Further, the Company agreed to supply to Immedica, and Immedica agreed to purchase from the Company, substantially all commercial requirements of the Product. The terms of the agreement do not provide for either (i) an option to Immedica to purchase the Product from the Company at a discount from the standalone selling price or (ii) minimum purchase quantities. Finally, Immedica will bear (i) all costs and expenses for any development or commercialization of the Product in the Territory subject to the License exclusive of the Company’s promised goods and services summarized above and (ii) all costs and fees associated with applying for regulatory approval of the Product in the Territory.

The Company received a non-refundable payment of $21.5 million and Immedica agreed to provide payment of 50% of the Company’s costs incurred in performing the PIP Trial up to a maximum of $1.8 million. In addition, the Company has the ability to receive additional payments under the agreement of up to approximately $125.0 million in regulatory and commercial milestone payments, assuming an exchange rate of $1.13 to €1.00. The Company is also entitled to receive royalties in the mid-20 percent range on net sales of the Product in the Territory.

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

Specifically, in making these determinations, the Company considered the following factors:

-

As of inception of the agreement, the Company had completed the Phase 1/2 clinical trial related to the Product and were conducting the ongoing PEACE Trial. Accordingly, the Company is not promising, nor expecting, to perform additional research and development activities pursuant to the agreement that would either significantly modify, customize or be considered highly interdependent or interrelated with pegzilarginase.

-	The License represents functional intellectual property given the functionality of the License is not expected to change substantially as a result of the company’s ongoing activities.
-	The services necessary to complete the PEACE Trial, BLA package and PIP Trial could be performed by other parties.

Given that Immedica is not obligated to purchase any minimum amount or quantities of the Product, the supply of the Product for commercial use to Immedica was determined to be an option for Immedica, rather than a performance obligation of the Company at contract inception and will be accounted for if and when exercised. The Company also determined that Immedica’s option to purchase the Product does not create a material right as the expected pricing is not at a discount.

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

The Company allocated $7.2 million and $4.1 million of the transaction price to the PEACE Trial and BLA package and PIP Trial performance obligations, respectively, based on the SSP, which was based on the estimated costs that a third-party would charge in performing such services on a stand-alone basis. The SSP for the License was established using a residual value approach due to the uniqueness of and lack of observable data related to the License and without a specific analog from which to make reliable estimates, resulting in an allocation of $12.0 million.

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

The Company recognized revenue allocated to the License performance obligation at a point in time and upon transfer of the License. The Company completed the transfer of the know-how necessary for Immedica to benefit from the License in June 2021 and recognized $12.0 million of revenue at that time. The development fee allocated to the PEACE Trial, BLA package and PIP Trial performance obligations will be recognized over time using an input method of costs incurred related to the performance obligations.

In July 2021, the Company entered into a memorandum of understanding with Immedica to provide certain additional services in relation to the PEACE Trial and BLA package performance obligation in exchange for the reimbursement of up to $3.0 million of the actual costs incurred in relation to such incremental services. The Company accounted for this as a modification of the existing contract as the incremental services were determined to be not distinct from the PEACE Trial and BLA package performance obligation. The Company calculated the remaining transaction price and allocated the consideration over the remaining performance obligations. The impact of the cumulative catch-up adjustment related to the modification and recorded in the year ended December 31, 2021 was not material to the Company’s financial statements.

For the year ended December 31, 2021, the Company recognized revenue of $6.7 million related to the PEACE Trial and BLA package performance obligation and $12.0 million related to the transfer of the License. The Company recognized no revenue for the years ended December 31, 2020 and 2019. As of December 31, 2021, the Company has recorded deferred revenue of $3.6 million associated with the license and supply agreement with Immedica, of which $2.4 million is classified as current. The Company had no deferred revenue recorded as of December 31, 2020.

Contract Balances from Customer Contract

The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities on the balance sheets. The Company recognizes license and development receivables based on billed services, which are derecognized upon reimbursement. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the goods or services is transferred to the customer and all revenue recognition criteria have been met.

The following table presents changes in the Company’s contract liabilities for the periods presented (in thousands):

	December 31,			December 31,
Year Ended December 31, 2021	2020	Additions	Deductions	2021
Contract liabilities:
Deferred revenue	$—	$22,315	$(18,739)	$3,576

The Company had no contract assets during the years ended December 31, 2021, 2020 and 2019 and no contract liabilities during the years ended December 31, 2020 and 2019.

University of Texas at Austin License Agreement

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

For the years ended December 31, 2021, 2020 and 2019, the Company paid $0.1 million in license fees annually.

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

As of December 31, 2021, a total of 136,560 shares of common stock are subject to options outstanding under the 2015 Plan and will become available under the 2016 Equity Incentive Plan (“2016 Plan”) to the extent the options are forfeited or lapse unexercised.

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

In October 2018, the 2016 plan was amended to increase the number of shares of common stock reserved for issuance thereunder by 1,759,602 shares, extend the term of the 2016 Plan through August 7, 2028, and provide for an automatic increase in the number of shares reserved for issuance thereunder on January 1 of each year for the remaining term of the plan equal to (a) 4.0% of the number of issued and outstanding shares of common stock on December 31 of the immediately preceding year, or (b) a lesser amount as approved by the board each year. The superseded 2016 Plan provision to provide an annual increase in the number of shares available for issuance required the Company’s board of directors to approve the increase, up to 4%, prior to January 1 of each relevant year. As a result of the operation of each of these provisions, on January 1, 2021, 2020, and 2019, an additional 1,918,363, 1,163,377, and 965,603 shares, respectively, became available for issuance under the 2016 Plan.

As of December 31, 2021, the total number of shares reserved for issuance under the 2016 Plan was 8,802,022, of which 6,317,069 shares were subject to outstanding option awards and restricted unit awards.

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

As of December 31, 2021, the total number of shares reserved for issuance under the 2018 Plan was 1,100,000, of which 343,958 shares were subject to outstanding option awards.

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

In June 2018, the 2016 ESPP was amended to provide for an automatic annual increase in the number of shares reserved for issuance thereunder on January 1 of each year for the remaining term of the year equal to (a) 1.0% of the number of issued and outstanding shares of common stock on December 31 of the immediately preceding year, or (b) a lesser amount as approved by the board of directors each year. As a result of the operation of this provision, on January 1, 2021, 2020 and 2019, an additional 479,590, 290,844, and 241,400 shares, respectively, became available for issuance under the 2016 ESPP. As of December 31, 2021, the reserve remaining and available for future issuance under the 2016 ESPP was 874,923 shares.

The following table summarizes employee and non-employee stock option activity for the year ended December 31, 2021:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	5,357,844	$7.64	7.92	$3,788
Granted	2,757,600	7.11
Exercised	(313,095)	4.63
Forfeited	(1,194,762)	7.67
Outstanding as of December 31, 2021	6,607,587	$7.56	7.90	$328
Options vested and expected to vest as of December 31, 2021	6,291,349	$7.64	6.99	$326
Options exercisable as of December 31, 2021	3,181,979	$7.64	6.99	$231

The aggregate intrinsic value of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of the reporting date.

For the years ended December 31, 2021, 2020, and 2019, the weighted-average grant date fair value of options granted was $4.96, $4.68, and $8.09, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was $0.7 million, $0.4 million and $1.0 million, respectively.

There were no stock options issued to non-employees during the years ended December 31, 2021, 2020, and 2019. For the year ended December 31, 2020, 1,663 non-employee stock options vested in the period. For the years ended December 31, 2021 and 2019, no non-employee stock options vested in the period.

Restricted Common Stock Units

The Company granted 228,200 restricted stock units (“RSUs”) during the year ended December 31, 2020 to certain employees with regulatory, commercial, and clinical milestones in addition to a service condition. There were no RSUs granted for the years ended December 31, 2021 and 2019.

As of December 31, 2021, the performance conditions of the granted RSUs were not probable of being achieved. If and when the performance milestones are deemed probable of being achieved within the required time frame, the Company may recognize up to $1.6 million of stock-based compensation for the remaining unvested RSUs as of December 31, 2021.

The following table summarizes employee restricted stock activity for the year ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2020	228,200	$8.13
Granted	—	—
Vested	—	—
Forfeited	(38,200)	8.13
Unvested restricted stock units as of December 31, 2021	190,000	$8.13

There were no RSUs granted to non-employees during the years ended December 31, 2021, 2020, and 2019.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized from the Company’s equity incentive plans, 2018 Plan, and the 2016 ESPP for the years ended December 31, 2021, 2020, and 2019 was as follows (in thousands):

	Year Ended December 31,
	2021		2020		2019
	Employees	Non- Employees	Employees	Non- Employees	Employees	Non- Employees
Research and development	$2,723	$—	$2,168	$36	$1,828	$—
General and administrative	5,315	—	4,052	—	3,048	—
Total stock-based compensation expense	$8,038	$—	$6,220	$36	$4,876	$—

No related tax benefits were recognized for the years ended December 31, 2021, 2020, and 2019 (see Note 11).

The employee and non-employee awards contain both performance and service-based vesting conditions. No expense was recognized for the unvested employee and non-employee awards with only a performance condition for the years ended December 31, 2021, 2020, and 2019. The performance-based vesting conditions represent specific performance targets. Compensation expense for employee and non-employee share-based payment awards with performance conditions is recognized when the performance condition is deemed probable of achievement.

As of December 31, 2021, the Company had an aggregate of $15.1 million of unrecognized stock-based compensation expense for options outstanding, which is expected to be recognized over a weighted average period of 2.6 years.

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

The fair value of the stock options granted under the 2018 Plan, 2016 Plan, and 2015 Plan and the shares available for purchase under the 2016 ESPP were determined using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used in calculating the fair value of the awards:

	Year Ended December 31,
	2021	2020	2019
2018 Plan, 2016 Plan, and 2015 Plan
Expected term (in years)	5.99	6.10	6.01
Expected volatility	83%	76%	80%
Risk-free interest	0.88%	1.06%	2.32%
Dividend yield	0%	0%	0%
2016 ESPP
Expected term (in years)	0.50	0.50	0.50
Expected volatility	86%	76%	70%
Risk-free interest	0.08%	0.75%	2.11%
Dividend yield	0%	0%	0%

11.  Defined Contribution Plan

The Company sponsors a 401(k) retirement plan in which substantially all of its full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. During the years ended December 31, 2021, 2020, 2019, the Company provided $0.6 million, $0.5 million, and $0.3 million, respectively, in contributions to the plan.

12.  Income Taxes

The following table summarizes the (loss) income before income tax expense by jurisdiction for the periods indicated:
	Year Ended December 31,
	2021	2020	2019
Domestic	$(65,940)	$(80,893)	$(78,254)
Foreign	280	—	—
Loss before income tax expense	$(65,660)	$(80,893)	$(78,254)

For the year ended December 31, 2021, the Company recognized an income tax expense of $0.1 million, related to foreign subsidiaries income tax expense and the Texas margins tax. For the years ended December 31, 2020 and 2019, the Company recognized no provision or benefit from income taxes. The difference between the Company’s provision for income taxes and the amounts computed by applying the statutory federal income tax rate to income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax provision derived by applying the federal statutory rate to income before income taxes	$(13,789)	$(16,988)	$(16,433)
Permanent differences and other	1,002	482	(98)
Federal tax credits	(3,815)	(3,905)	(3,599)
State tax credits	(152)	(251)	(229)
Effect of tax rate on foreign jurisdiction	(5)	—	—
Change in the valuation allowance	16,900	20,662	20,359
Income tax expense	$141	$—	$—

The components of the deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforward	$64,531	$51,708
Intangible assets	57	51
Accrued expense	846	598
Stock-based compensation	2,767	2,087
Federal tax credits	18,579	14,764
State tax credits	991	839
Other	220	299
Total deferred tax assets	87,991	70,346
Deferred tax liabilities
Depreciable assets	(948)	(203)
Total deferred tax liabilities	(948)	(203)
Less: Valuation allowance	(87,043)	(70,143)
Deferred tax assets, net	$—	$—

The Company has established a full federal and state valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of the deferred tax asset based on the Company’s lack of earnings history. The valuation allowance increased by $16.9 million, $20.7 million, and $20.4 million during the years ended December 31, 2021, 2020, and 2019, respectively, primarily due to continuing loss from operations.

As of December 31, 2021 and 2020, the Company had U.S. net operating loss carryforwards (“NOL”) of $307.3 million and $246.2 million, respectively. As of December 31, 2021 and 2020, the Company had U.S. tax credit carryforwards of $18.6 million and $14.8 million, respectively, and state tax credit carryforwards of $1.0 million and $0.8 million, respectively. The net operating loss and tax credit carryforwards of $58.4 million, respectively, will begin to expire in 2033, if not utilized. The net operating loss and credit carryforwards are subject to Internal Revenue Service adjustments until the statute closes on the year the net operating loss or tax credits are utilized.

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 or 383 of the Internal Revenue Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Additionally, the separate return limitation year (“SRLY”) rules may apply to losses of the Company’s eight wholly owned U.S. subsidiary corporations. The SRLY rules limit the consolidated group’s use of a subsidiary corporation’s net operating losses to the amount of income generated by the subsidiary corporation after it becomes a member of the group. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Additionally, the Company does not expect any unrecognized tax benefits to change significantly over the next twelve months. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

The Company is subject to examination by taxing authorities in its significant jurisdictions for the 2017 and subsequent years. However, due to NOL and tax attribute carryovers, the taxing authorities have the ability to adjust the NOLs and other tax attributes related to closed years. As of December 31, 2021 and 2020, there were no amounts recorded for uncertain tax positions. As of December 31, 2021, undistributed earnings of the Company’s newly incorporated foreign subsidiaries are immaterial. Under the Global Intangible Low-Taxed Income (“GILTI”) provisions of the 2017 Tax Cuts and Jobs Act, U.S. income taxes have been incurred on the undistributed earnings of the foreign subsidiaries and therefore, the tax impact upon distribution is limited to state income and withholding taxes and is not material.

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

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Options to purchase common stock	6,621,457	5,049,435	3,874,817
Unvested restricted stock units	199,379	105,995	—

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. For as long as we remain a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and report less than $100 million of annual revenues in our most recent fiscal year, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements

See Index to Financial Statements at Item 8 herein.

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

		Incorporate by Reference
Exhibit				Date of	Exhibit	Filed
Number	Description of Document	Form	File No.	Filing	No.	Herewith

3.1	Restated Certificate of Incorporation	S-1/A	333-205001	9/14/2015	3.2

3.2	Amended and Restated Bylaws	8-K	001-37722	4/3/2020	3.1

4.1	Form of Common Stock Certificate	S-1/A	333-205001	9/14/2015	4.1

4.2	Form of Pre-Funded Warrants 2019	8-K	001-37722	2/7/2019	4.1

4.3	Description of the Registrant's securities	10-K	001-37722	3/18/2021	4.3

4.4	Form of Pre-Funded Warrants 2020	8-K	001-37722	4/28/2020	4.1

4.5	Registration Rights Agreement, dated March 16, 2021, by and among the Registrant and Baker Brothers Life Sciences, L.P. and 667, L.P.	10-K	001-37722	3/18/2021	4.5

10.1	Form of Amended and Restated Indemnification Agreement	10Q	001-37722	8/9/2018	10.1

10.2‡	2015 Equity Incentive Plan and forms of award agreements	S-1	333-205001	6/16/2015	10.2

10.3‡	2016 Equity Incentive Plan and forms of award agreements, as amended	10Q	001-37722	11/8/2018	10.2

10.4‡	2016 Employee Stock Purchase Plan and forms of award agreements, as amended	10-K	001-37722	3/7/2019	10.4

10.5‡	2018 Equity Inducement Plan	S-8	333-223614	3/13/2018	99.2

10.6‡	Form of Stock Restriction Agreement	S-1	333-205001	6/16/2015	10.5

10.7‡	Form of Severance Agreement	8-K	001-37722	4/16/2018	10.1

10.8†	Sponsored Research Agreement No. UTA13-001113, dated December 24, 2013, between The University of Texas at Austin (“UT-Austin”) and Aeglea BioTherapeutics, Inc., Aeglea Development Company, Inc., AERase, Inc., AEMase, Inc., AECase, Inc., AE4ase, Inc., AE5ase, Inc. and AE6ase., Inc., as amended	10-Q	001-37722	11/7/2017	10.3

		Incorporate by Reference
Exhibit				Date of	Exhibit	Filed
Number	Description of Document	Form	File No.	Filing	No.	Herewith

10.9	Office Lease, dated November 24, 2014, between Barton Oaks Office Center, LLC and the Registrant	S-1	333-205001	6/16/2015	10.11

10.10	First Amendment to Office Lease and Assignment and Assumption of Lease dated September 20, 2016 to Office Lease dated November 24, 2014, between Barton Oaks Office Center, LLC, Aeglea Development Company, Inc., and Aeglea BioTherapeutics, Inc.	10-Q	001-37722	11/9/2016	10.1

10.11†	Amended and Restated Patent License Agreement No. PM1401501, dated January 31, 2017, between the Registrant and The University of Texas at Austin on behalf of the Board of Regents of the University of Texas system	10-K	001-37722	3/7/2019	10.12

10.12†	Cancer Research Grant Contract, dated June 15, 2015, between AERase, Inc. and the Cancer Prevention Research Institute of Texas	S-1	333-205001	6/16/2015	10.15

10.13‡	Offer Letter, dated July 18, 2018, by and between the Registrant and Anthony G. Quinn	8-K	001-37722	7/23/2018	10.1

10.14‡	Severance Agreement, dated July 18, 2018, by and between the Registrant and Anthony G. Quinn	8-K	001-37722	7/23/2018	10.2

10.15†	Master Services Agreement, dated November 26, 2018, between the Registrant, Fujifilm Diosynth Biotechnologies UK Limited, Fujifilm Diosynth Biotechnologies Texas, LLC, and Fujifilm Diosynth Biotechnologies U.S.A, Inc.	10-K	001-37722	3/9/2019	10.18

10.16	Lease Agreement dated April 30, 2019, between Las Cimas Owner LP and the Registrant	10-Q	001-37722	5/7/2019	10.1

10.17‡	Offer Letter, dated March 13, 2020 issued by the Registrant to Dr. Leslie Sloan	10-Q	001-37722	5/7/2020	10.1

10.18‡	Severance Agreement dated August 7, 2019 by and between the Registrant and Dr. Leslie Sloan	10-Q	001-37722	5/7/2020	10.2

10.19‡	License and Supply Agreement, dated March 21, 2021, by and between the Registrant and Immedica Pharma AB	10-Q	001-37722	5/10/2021	10.1

10.20‡	Offer Letter, dated June 14, 2021 issued by the Registrant to Mr. Jonathan Alspaugh					X

10.21‡	Severance Agreement dated July 6, 2021 by and between the Registrant and Mr. Jonathan Alspaugh					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of independent registered public accounting firm					X

24.1	Power of Attorney. Reference is made to the signature page hereto					X

Incorporate by Reference
Exhibit				Date of	Exhibit	Filed
Number	Description of Document	Form	File No.	Filing	No.	Herewith

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL and contained in Exhibit 1010

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

Date: March 8, 2022

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Anthony G. Quinn, M.B Ch.B, Ph.D.
Anthony G. Quinn, M.B Ch.B, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony G. Quinn, M.B. Ch.B, Ph.D. and Jonathan Alspaugh, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony G. Quinn, M.B Ch.B, Ph.D.	President, Chief Executive Officer and Director	March 8, 2022
Anthony G. Quinn, M.B. Ch.B, Ph.D.	(Principal Executive Officer)

/s/ Jonathan Alspaugh	Chief Financial Officer	March 8, 2022
Jonathan Alspaugh	(Principal Financial Officer)

/s/ Steven Weber	Vice President and Corporate Controller	March 8, 2022
Steven Weber	(Principal Accounting Officer)

/s/ Russell J. Cox	Director	March 8, 2022
Russell J. Cox

/s/ Sandesh Mahatme, LLM	Director	March 8, 2022
Sandesh Mahatme, LLM

/s/ Armen Shanafelt, Ph.D.	Director	March 8, 2022
Armen Shanafelt, Ph.D.

/s/ Ivana Magovcevic-Liebisch, Ph.D.
Ivana Magovcevic-Liebisch, Ph.D.	Director	March 8, 2022

/s/ Bryan Lawlis, Ph.D.
Bryan Lawlis, Ph.D.	Director	March 8, 2022

/s/ Alison Lawton	Director	March 8, 2022
Alison Lawton

/s/ Marcio Souza, M.B.A.	Director	March 8, 2022
Marcio Souza, M.B.A.

/s/ Hunter C. Smith, M.B.A.	Director	March 8, 2022
Hunter C. Smith, M.B.A.