Form 10-Q
period 2022-03-31
Aeglea BioTherapeutics, Inc.
filed 2022-05-05
CIK 1636282

T W

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 28, 2022, the registrant had 50,419,822 shares of common stock, $0.0001 par value per share, outstanding.

AEGLEA BIOTHERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy, the length of time that we believe our existing cash resources will fund operations, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, potential therapeutic benefits and economic value of our product candidates, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, and our ability to recognize milestone and royalty payments from commercialization agreements, the expected impact of the COVID-19 pandemic on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,637	$15,142
Marketable securities	52,088	77,986
License and development receivables	1,012	815
Prepaid expenses and other current assets	4,859	4,948
Total current assets	72,596	98,891
Restricted cash	1,828	1,838
Property and equipment, net	4,234	4,549
Operating lease right-of-use assets	3,712	3,806
Other non-current assets	800	842
TOTAL ASSETS	$83,170	$109,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,981	$3,319
Operating lease liabilities	457	436
Deferred revenue	2,069	2,359
Accrued and other current liabilities	10,791	14,030
Total current liabilities	16,298	20,144
Non-current operating lease liabilities	4,467	4,608
Deferred revenue, net of current portion	740	1,217
Other non-current liabilities	8	16
TOTAL LIABILITIES	21,513	25,985
Commitments and Contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 49,419,873 shares and 49,355,130 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	428,050	425,765
Accumulated other comprehensive loss	(153)	(20)
Accumulated deficit	(366,245)	(341,809)
TOTAL STOCKHOLDERS’ EQUITY	61,657	83,941
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,170	$109,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenue:
Development fee	$1,362	$—
Total revenue	1,362	—

Operating expenses:
Research and development	16,978	11,855
General and administrative	8,825	6,354
Total operating expenses	25,803	18,209
Loss from operations	(24,441)	(18,209)

Other income (expense):
Interest income	35	22
Other income (expense), net	(30)	(31)
Total other income (expense)	5	(9)
Net loss	$(24,436)	$(18,218)

Net loss per share, basic and diluted	$(0.37)	$(0.28)
Weighted-average common shares outstanding, basic and diluted	65,996,161	65,604,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(24,436)	$(18,218)
Other comprehensive income (loss):
Foreign currency translation adjustment	(13)	4
Unrealized gain (loss) on marketable securities	(120)	10
Total comprehensive loss	$(24,569)	$(18,204)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2022 and 2021
			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances - December 31, 2021	49,355	$5	$425,765	$(20)	$(341,809)	$83,941
Issuance of common stock in connection with employee stock purchase plan	65	—	184	—	—	184
Issuance of common stock in connection with exercise of stock options	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,101	—	—	2,101
Foreign currency translation adjustment	—	—	—	(13)	—	(13)
Unrealized loss on marketable securities	—	—	—	(120)	—	(120)
Net loss	—	—	—	—	(24,436)	(24,436)
Balances - March 31, 2022	49,420	$5	$428,050	$(153)	$(366,245)	$61,657

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances - December 31, 2020	47,959	$5	$415,824	$11	$(276,008)	$139,832
Issuance of common stock in connection with employee stock purchase plan	38	—	224	—	—	224
Issuance of common stock in connection with exercise of stock options	23	—	146	—	—	146
Issuance of common stock in connection with exercise of pre-funded warrants	1,000	—	—	—	—	—
Stock-based compensation expense	—	—	1,757	—	—	1,757
Foreign currency translation adjustment	—	—	—	4	—	4
Unrealized gain on marketable securities	—	—	—	10	—	10
Net loss	—	—	—	—	(18,218)	(18,218)
Balances - March 31, 2021	49,020	$5	$417,951	$25	$(294,226)	$123,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,436)	$(18,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	403	355
Purchase net premium on marketable securities	(33)	(174)
Net amortization of premium (accretion of discount) on marketable securities	15	181
Stock-based compensation	2,101	1,757
Non-cash operating lease expense	94	108
Other	2	—
Changes in operating assets and liabilities:
License and development receivables	(197)	(21,500)
Prepaid expenses and other assets	150	(340)
Accounts payable	(338)	(376)
Operating lease liabilities	(119)	(123)
Deferred revenue	(767)	21,500
Accrued and other liabilities	(3,138)	(2,700)
Net cash used in operating activities	(26,263)	(19,530)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(37)	(450)
Purchases of marketable securities	(3,500)	(24,250)
Proceeds from maturities of marketable securities	29,296	34,000
Net cash provided by investing activities	25,759	9,300

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from employee stock plan purchases and stock option exercises	184	367
Principal payments on finance lease obligation	(172)	(5)
Net cash provided by financing activities	12	362
Effect of exchange rate on cash, cash equivalents, and restricted cash	(23)	7
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(515)	(9,861)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Beginning of period	16,980	91,937
End of period	$16,465	$82,076

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Unrealized loss on investment	$120	$—

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

Liquidity

As of March 31, 2022, the Company had working capital of $56.3 million, an accumulated deficit of $366.2 million, and cash, cash equivalents, marketable securities, and restricted cash of $68.6 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s products will require significant additional financing.

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of March 31, 2022, and its results of operations for the three months ended March 31, 2022 and 2021, changes in stockholders’ equity for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The December 31, 2021 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets, liabilities, and equity and the amount of revenues and expenses. Actual results could differ significantly from those estimates. The most significant estimates and assumptions that management considers in the preparation of our financial statements relate to accrued research and development costs and revenue recognition.

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

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance that do not extend the life or improve an asset are expensed as incurred. Upon retirement or sale, the cost of disposed assets and their related accumulated depreciation and amortization are removed from the balance sheet and any resulting gain or loss is reflected in our consolidated statements of operations.

The useful lives of the property and equipment are as follows:

Laboratory equipment	5 years
Furniture and office equipment	5 years
Computer equipment	3 years
Software	3 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds their fair value. There were no impairments of long-lived assets for the three months ended March 31, 2022 and 2021.

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

The Company has lease agreements with lease and non-lease components. As allowed under ASC Topic 842, Leases (“Topic 842”), the Company has elected to not separate lease and non-lease components for any leases involving real estate and office equipment classes of assets and, as a result, accounts for the lease and non-lease components as a single lease component. The Company has also elected to not apply the recognition requirement of Topic 842 to leases with a term of 12 months or less for all classes of assets.

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

Revenue Recognition

Under ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

If the additional goods or services in a contract modification are not distinct from the existing contract, they are accounted for as if they were part of the original contract. The effect of the contract modification on the transaction price and the measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue on a cumulative catch-up basis. The cumulative catch-up adjustment is calculated using an updated measure of progress applied to the sum of (1) the remaining consideration allocated to the partially satisfied performance obligation and (2) the revenue already recognized on that performance obligation. The revenue recognized for fully satisfied goods or services that are distinct from the remaining performance obligations is not altered by the modification.

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

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables sets forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$5,800	$—	$—	$5,800
U.S. treasury securities	1,004	—	—	1,004
Commercial paper	—	50,576	—	50,576
Corporate bonds	—	4,508	—	4,508
Total financial assets	$6,804	$55,084	$—	$61,888

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$8,888	$—	$—	$8,888
Commercial paper	—	65,412	—	65,412
Corporate bonds	—	12,574	—	12,574
Total financial assets	$8,888	$77,986	$—	$86,874

The Company measures the fair value of money market funds on quoted prices in active markets for identical asset or liabilities. The Level 2 assets include commercial paper and corporate bonds and are valued based on quoted prices for similar assets in active markets and inputs other than quoted prices that are derived from observable market data. The Company evaluates transfers between levels at the end of each reporting period.

4. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$5,800	$—	$—	$5,800
Commercial paper	4,000	—	—	4,000
Total cash equivalents	9,800	—	—	9,800

Marketable securities:
U.S. treasury securities	1,007	—	(3)	1,004
Commercial paper	46,719	—	(143)	46,576
Corporate bonds	4,520	—	(12)	4,508
Total marketable securities	$52,246	$—	$(158)	$52,088

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$8,888	$—	$—	$8,888
Commercial paper	—	—	—	—
Total cash equivalents	8,888	—	—	8,888

Marketable securities:
Commercial paper	65,443	3	(34)	65,412
Corporate bonds	12,581	—	(7)	12,574
Total marketable securities	$78,024	$3	$(41)	$77,986

The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$1,004	$(3)	$—	$—	$1,004	$(3)
Commercial paper	49,576	(143)	—	—	49,576	(143)
Corporate bonds	4,508	(12)	—	—	4,508	(12)
Total marketable securities	$55,088	$(158)	$—	$—	$55,088	$(158)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$47,425	$(34)	$—	$—	$47,425	$(34)
Corporate bonds	12,573	(7)	—	—	12,573	(7)
Total marketable securities	$59,998	$(41)	$—	$—	$59,998	$(41)

As of March 31, 2022 and December 31, 2021, the Company held 30 and 29 debt securities, respectively, that were in an unrealized loss position. The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. As of March 31, 2022 and December 31, 2021, an allowance for credit losses had not been recognized. Given our intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, we do not consider these marketable securities to be impaired as of March 31, 2022 and December 31, 2021.

There were no realized gains or losses on marketable securities for the three months ended March 31, 2022 and 2021. Interest on marketable securities is included in interest income. Accrued interest receivable on available-for-sale debt securities was immaterial at March 31, 2022. Accrued interest totaled $0.1 million at December 31, 2021 and is excluded from the estimate of credit losses.

The following table summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	March 31,	December 31,
	2022	2021
Due in one year or less	$52,088	$77,986
Due thereafter	—	—
Total marketable securities	$52,088	$77,986

The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued compensation	$2,388	$4,988
Accrued contracted research and development costs	5,520	5,995
Accrued professional and consulting fees	2,157	2,264
Other	726	783
Total accrued and other current liabilities	$10,791	$14,030

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

As of March 31, 2022, the following pre-funded warrants for common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
February 8, 2019	None	$0.0001	3,750,000
April 30, 2020	None	$0.0001	12,860,328
Total pre-funded warrants			16,610,328

Stock-Based Compensation

The 2016 Equity Incentive Plan (“2016 Plan”) provides for an automatic increase in the number of shares reserved for issuance thereunder on January 1 of each year for the remaining term of the plan (through 2028) equal to (a) 4.0% of the number of issued and outstanding shares of common stock on December 31 of the immediately preceding year, or (b) a lesser amount as approved by the Company’s board of directors each year. As a result of this provision, on January 1, 2022 and January 1, 2021, an additional 1,974,205 and 1,918,363 shares, respectively, became available for issuance under the 2016 Plan.

As of March 31, 2022, the 2016 Plan had 1,374,653 shares available for future issuance.

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	Three Months Ended March 31,
	2022		2021
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	2,143,000	$3.18	1,667,900	$5.14

In July 2020, the Company granted 228,200 RSUs to certain employees, with vesting terms subject to regulatory, commercial, and clinical milestones, in addition to a service condition. As of March 31, 2022, 190,000 of these RSUs are outstanding. As of March 31, 2022 and March 31, 2021, the performance conditions of these RSUs were not probable of being achieved. If and when the performance milestones are deemed probable of being achieved within the required time frame, the Company may recognize up to $1.5 million of stock-based compensation.

Under the Company’s 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company issued and sold 64,743 shares for aggregate cash proceeds of $0.2 million during the three months ended March 31, 2022 and 38,008 shares for aggregate cash proceeds of $0.2 million during the three months ended March 31, 2021.

Total stock-based compensation expense related to the 2016 Plan and 2016 ESPP was as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Research and development	$701	$637
General and administrative	1,400	1,120
Total stock-based compensation expense	$2,101	$1,757

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the Company’s 2016 Plan, and the shares purchasable under the 2016 ESPP during the periods presented:

	Three Months Ended
	March 31,
	2022	2021
2016 Plan
Expected term (in years)	6.02	6.01
Expected volatility	82%	83%
Risk-free interest	0.19%	0.76%
Dividend yield	0%	0%

2016 ESPP
Expected term (in years)	0.49	0.49
Expected volatility	76%	97%
Risk-free interest	1.09%	0.08%
Dividend yield	0%	0%

7. Strategic License Agreements

On March 21, 2021, the Company entered into an exclusive license and supply agreement with Immedica Pharma AB (“Immedica”). By entering into this agreement, the Company agreed to provide Immedica the following goods and services:

i.

Deliver an exclusive, sublicensable, license and know-how (the “License”) to develop and commercialize pegzilarginase (the “Product”) in the territory comprising the members states of the European Economic Area, United Kingdom, Switzerland, Andorra, Monaco, San Marino, Vatican City, Turkey, Saudi Arabia, United Arab Emirates, Qatar, Kuwait, Bahrain, and Oman (the “Territory”);

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

The Company received a non-refundable payment of $21.5 million and Immedica agreed to provide payment of 50% of the Company’s costs incurred in performing the PIP Trial up to a maximum of $1.8 million. In addition, the Company has the ability to receive additional payments under the agreement of up to approximately $125.0 million in regulatory and commercial milestone payments, assuming an exchange rate of $1.13 to €1.00. The Company is also entitled to receive royalties in the mid-20 percent range on net sales of the Product in the Territory. In July 2021, the Company modified the agreement with Immedica to provide certain additional services in relation to the PEACE Trial and BLA package performance obligation in exchange for the reimbursement of up to $3.0 million of the actual costs incurred in relation to such incremental services.

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

The Company determined that the upfront fixed payment amount of $21.5 million must be included in the transaction price. Additionally, the Company determined at inception of the arrangement that 50% of the probable estimated costs to be incurred in relation to the PIP Trial exceeded $1.8 million and included the full reimbursement amount of $1.8 million in the transaction price. Upon subsequent re-evaluation due to changing facts and circumstances, the Company determined the probable estimated costs are now less than the maximum allowable reimbursement and a portion of the variable consideration was constrained, which did not materially impact the revenue recognized to date. Additionally, upon the modification of the agreement in July 2021, the Company determined that the probable estimated costs to perform the additional services related to the PEACE Trial and BLA package exceeds the maximum allowable reimbursement of $3.0 million. Therefore, the Company included an estimated total of $3.6 million that will be due in relation to the PIP Trial, PEACE Trial, and BLA package in the transaction price and it is probable that a significant reversal will not occur in the future. In total, the modified transaction price was determined to be $25.1 million.

The Company has allocated $9.6 million and $3.5 million of the modified transaction price to the PEACE Trial and BLA package and PIP Trial performance obligations, respectively, based on the SSP, which was based on the estimated costs that a third-party would charge in performing such services on a stand-alone basis. The SSP for the License was established at inception of the arrangement using a residual value approach due to the uniqueness of and lack of observable data related to the License, and without a specific analog from which to make reliable estimates, resulting in an allocation of $12.0 million.

The potential regulatory milestone payments that the Company is eligible to receive were excluded from the transaction price, as the milestone amounts were fully constrained based on the probability of achievement, since the milestones relate to successful achievement of certain regulatory approvals, which might not be achieved. The Company determined that the royalties and commercial milestone payments relate predominantly to the license of intellectual property and are therefore excluded from the transaction price under the sales- or usage-based royalty exception of Topic 606. The Company will reevaluate the transaction price, including all constrained amounts, at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, the Company will adjust its estimate of the transaction price as necessary. The Company will recognize the royalties and commercial milestone payments as revenue when the associated sales occur, and relevant sales-based thresholds are met. The Company assessed the arrangement with Immedica and concluded that a significant financing component does not exist.

The Company recognized revenue allocated to the License performance obligation at a point in time and upon transfer of the License. The Company completed the transfer of the know-how necessary for Immedica to benefit from the License in June 2021 and recognized $12.0 million of revenue at that time. The development fee allocated to the PEACE Trial, BLA package and PIP Trial performance obligations is recognized over time using an input method of costs incurred related to the performance obligations.

For the three months ended March 31, 2022, the Company recognized revenue of $1.4 million, related to the PEACE Trial and BLA package performance obligations. The Company recognized no revenue for the three months ended March 31, 2021. As of March 31, 2022, and 2021, the Company has recorded deferred revenue of $2.8 million and $21.5 million, respectively, associated with the license and supply agreement with Immedica, of which $2.1 million and $19.2 million, respectively, is classified as current.

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

The following table presents changes in the Company’s contract liabilities for the periods presented (in thousands):

	December 31,			March 31,
Three Months Ended March 31, 2022	2021	Additions	Deductions	2022
Contract liabilities:
Deferred revenue	$3,576	$595	$(1,362)	$2,809

The Company had no contract liabilities during the three months ended March 31, 2021 and no contract assets during the three months ended March 31, 2022 and 2021.

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

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended
	March 31,
	2022	2021
Options to purchase common stock	7,694,512	6,028,972
Unvested restricted stock units	190,000	214,910

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission, or the SEC, on March 8, 2022. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.” As used in this report, unless the context suggests otherwise, “we”, “us”, “our”, “the Company” or “Aeglea” refers to Aeglea BioTherapeutics, Inc.

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

Our lead product candidate, pegzilarginase, is a recombinant human arginase 1 that is engineered to enzymatically degrade the amino acid arginine to lower arginine levels in patients with Arginase 1 Deficiency. We engineered pegzilarginase with modifications that enhance the stability and arginine-degrading activity of the enzyme in human plasma. For Arginase 1 Deficiency, which is a rare progressive disease, that presents in early childhood and results in severe complications and early mortality, we believe pegzilarginase may reduce the harmful metabolic effects caused by the accumulation of high levels of arginine and other arginine-derived metabolites. We have submitted a Biologics License Application, or BLA, to the U.S. Food and Drug Administration, or FDA, for pegzilarginase for the treatment of Arginase 1 Deficiency and are continuing to evaluate pegzilarginase in an open-label extension of our PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) Phase 3 trial and a Phase 2 open-label trial.

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

Our third program, AGLE-325 for Cystinuria, is in preclinical development and ongoing IND-enabling activities. Cystinuria is a rare genetic disease characterized by frequent and recurrent kidney stone formation requiring multiple procedural interventions, and by an increased risk of chronic kidney disease. Cystinuria occurs due to genetic mutations in an amino acid transporter that leads to increased amounts of cystine in the urine. This results in high cystine concentrations in the urine and formation of kidney stones. As such, we engineered our Cystinuria program candidate to reduce plasma cystine and cysteine levels with accompanying reductions in urine cystine concentrations as an approach to inhibit both cystine crystal and kidney stone formation.

We have incurred net losses in each year since inception. Our net losses were $24.4 million and $18.2 million for the three months ended March 31, 2022 and 2021, respectively, and have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of March 31, 2022, we had an accumulated deficit of $366.2 million. We anticipate that our expenses will increase as we continue our clinical development activities for our product candidates and prepare for the potential commercialization of our lead product candidate, pegzilarginase; concurrently develop our pipeline product candidates; expand and protect our intellectual property portfolio; hire additional personnel; and continue to operate as a public company. Accordingly, based on recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included herein are issued.

Recent Developments

The following summarizes our most advanced product candidates, each of which is described in further detail below.

Pegzilarginase in Patients with Arginase 1 Deficiency

We announced the topline data from the double-blind placebo-controlled portion of our PEACE Phase 3 trial in December 2021 and are currently conducting a long-term extension study to evaluate the safety and efficacy of pegzilarginase. Pegzilarginase is believed to be the first-ever investigative therapy that directly addresses the high arginine levels that are believed to be the key drivers of this devastating disease for patients with Arginase 1 Deficiency.

The primary endpoint for the PEACE Phase 3 trial was met with a statistically significant reduction in plasma arginine from baseline after 24 weeks of treatment with pegzilarginase (p value <0.0001). Normal plasma arginine levels (40-115µM) were achieved in 90.5% of pegzilarginase treated patients compared to no patients in the placebo arm. In addition, plasma arginine reduction was accompanied by a positive trend in GMFM-E (p value =0.1087), one of two key clinical assessments of patient mobility that were evaluated equally in the statistical analysis of the key secondary endpoint.

On April 11, 2022, we announced additional data from our ongoing PEACE Phase 3 trial. Data from the PEACE Phase 3 trial to date are summarized as follows:

•	Primary endpoint was achieved with a highly statistically significant 76.7% reduction in mean plasma arginine in pegzilarginase treated patients (p<0.0001) compared to the placebo arm.
•	Normal plasma arginine levels (40-115µM) were achieved in 90.5% of pegzilarginase treated patients compared to no patients in the placebo arm.
•	Accompanying improvements in the key secondary mobility assessment endpoint in pegzilarginase treated patients compared to the placebo arm.
o

Gross Motor Function Measure Part E (GMFM-E): The least squares mean score improved by 4.2 units for pegzilarginase treated patients and worsened by 0.4 units in the placebo arm (p=0.1087), establishing a positive trend.

o	2-minute walk test (2MWT): The least squares mean distance increased 7.4 meters in pegzilarginase treated patients and 1.9 meters in the placebo arm (p=0.5961).
•

Pegzilarginase was well-tolerated and safety data were consistent with results from previous clinical trials. Adverse events were generally mild to moderate in severity. There were no study discontinuations due to adverse events.

•

In an analysis of individual patients that were Gross Motor Function Classification System (GMFCS) Level I-III with predefined clinical response criteria there were clinically important differences between the pegzilarginase treated patients (n=17) and the placebo arm (n=9).

o	Eleven pegzilarginase treated patients (65%) reached or exceeded prespecified response criteria for at least one mobility assessment compared to four patients (44%) in the placebo arm.
o	Eight pegzilarginase treated patients (47%) met or exceeded prespecified clinical response criteria for at least two of the mobility outcomes compared to no patients in the placebo arm.
•	Six of the pegzilarginase treated patients reaching the clinical response threshold for at least two mobility outcomes also showed no worsening on any other endpoints.
•

In a post hoc analysis correcting for a missed assessment that was improperly scored as 0 rather than “not assessed,” the least squares mean Gross Motor Function Measure Part D score improved from baseline by 2.25 units compared to the placebo arm (p=0.0896).

•

Pegzilarginase treated patients also showed statistically significant biochemical improvements in measures of ornithine and guanidino compounds compared to the placebo arm, consistent with the pegzilarginase mechanism of action.

Regulatory: On February 28, 2022, we participated in a Type B Guidance – Breakthrough Therapy Meeting, or the “February Meeting” with the FDA regarding our product candidate, pegzilarginase. In the minutes of the February Meeting, the FDA noted that while the data presented in the PEACE Phase 3 trial overall appeared promising and hypothesis-generating, it disagreed that the efficacy results provide substantial evidence of effectiveness for pegzilarginase. The FDA reiterated the need to generate evidence of effectiveness of the product candidate through an additional randomized placebo-controlled trial of a duration longer than 24 weeks given that efficacy data based on effort-dependent clinical outcome assessments and related endpoints have a high potential for bias and that the BLA submission was not reasonable at this time.

In April 2022, we announced that after careful consideration and further review of the efficacy and safety data from the ongoing PEACE Phase 3 trial, including the updated efficacy data from that trial and long-term safety data from the pegzilarginase program, we submitted a BLA to the FDA in order to provide all the study results for the FDA to review in detail.

We have obtained Orphan Drug Designation from the FDA and the European Medicines Agency, or the EMA, as well as Fast Track and Breakthrough Therapy Designations from the FDA, for pegzilarginase for the treatment of patients with Arginase 1 Deficiency. In addition, the FDA granted a Rare Pediatric Disease designation for pegzilarginase for the treatment of Arginase 1 Deficiency. This designation by the FDA confirms our eligibility to receive a Rare Pediatric Disease priority review voucher upon approval of a qualifying BLA for pegzilarginase if approved before October 1, 2026.

Licensing: We licensed to Immedica Pharma AB, or Immedica, the rights to the commercialization of pegzilarginase in the European Economic Area, United Kingdom, Switzerland, Andorra, Monaco, San Marino, Vatican City, Turkey,

Saudi Arabia, United Arab Emirates, Qatar, Kuwait, Bahrain, and Oman. The license and supply agreement, or Immedica Agreement, we entered into with Immedica includes a non-refundable upfront payment of $21.5 million from Immedica and development services provided to Immedica, up to $3.0 million. Under the terms of the Immedica Agreement, we are eligible to receive additional payments of up to approximately $125.0 million in regulatory and commercial milestone payments, assuming an exchange rate of $1.13 to €1.00. Additionally, we are entitled to receive royalties in the mid-20 percent range on net sales of the product in countries included in the Immedica Agreement. In July 2021, the Immedica Agreement was modified to include additional development services, up to $3.0 million, to support the PEACE Phase 3 trial and our BLA package performance obligations. We will continue to be responsible for certain clinical development activities and the manufacturing of pegzilarginase and will retain commercialization rights in the United States and the rest of the world.

For the three months ended March 31, 2022, we recognized revenue of $1.4 million under the Immedica Agreement related to the progress in satisfying our obligations relating to the PEACE Phase 3 trial and BLA package performance. We did not recognize any revenue for the three months ended March 31, 2021.

AGLE-177 in Patients with Homocystinuria

We are currently conducting a Phase 1/2 clinical trial for the treatment of patients with Homocystinuria to assess the safety and clinical activity of AGLE-177. The primary objective of the trial is to evaluate the safety and tolerability of AGLE-177 in patients with Homocystinuria. As a secondary objective, the trial will also characterize the pharmacokinetics and pharmacodynamics relationship of AGLE-177 after single and multiple doses following intravenous and subcutaneous administration, as well as the magnitude of change in plasma total homocysteine, or tHcy. We plan to enroll 16 to 20 patients diagnosed with Homocystinuria, aged 12 years or older with plasma homocysteine levels greater than 80 μM. Patients will be dosed once weekly for four weeks, with four patients planned in each of the four dosing cohorts and an option to include a fifth cohort as needed.

We announced the dosing of the first patient in June 2021 and subsequently completed dosing in the 0.15 mg/kg intravenous cohort in the Phase 1/2 clinical trial in 2021. AGLE-177 was well tolerated with no safety concerns and data from the first cohort showed reductions in total homocysteine in all patients. Following the results from the first cohort, we advanced to the next cohort at a once weekly subcutaneous dose of 0.45 mg/kg and have begun dosing patients in this cohort. We expect to report initial clinical data from the Phase 1/2 trial in the second half of 2022.

Regulatory: We disclosed in April 2022 that we have an Investigational New Drug, or IND, application in effect and are working to open clinical trial sites in the United States to support enrollment in the ongoing Phase 1/2 clinical trial and a potential pivotal Phase 3 trial.

We have obtained Orphan Drug Designation from the FDA and EMA for AGLE-177 for the treatment of patients with Homocystinuria. In addition, the FDA granted a Rare Pediatric Disease designation for AGLE-177 for the treatment of Homocystinuria. This designation by the FDA enables the potential to receive a Rare Pediatric Disease priority review voucher upon approval of a qualifying BLA for AGLE-177 if approved before October 1, 2026. Given recent developments relating to the COVID-19 pandemic, we have been taking steps to minimize potential impacts of COVID-19 related disruptions on our Phase 1/2 clinical trial. We currently have sufficient supply available for completion of our ongoing clinical trials. Patient screening and dosing have been impacted by COVID-19, and there is uncertainty as to the cadence of screenings as sites are impacted by COVID-19 related restrictions, including staff members contracting COVID-19 and limiting operations.

AGLE-325 in Cystinuria

Cystinuria is a rare genetic disease characterized by frequent and recurrent kidney stone formation requiring multiple procedural interventions, and by an increased risk of chronic kidney disease. Cystinuria occurs due to genetic mutations in amino acid transporters that lead to increased amounts of cystine in the urine and consequently, formation of kidney stones. As such, we engineered and optimized AGLE-325 to reduce plasma cystine and cysteine levels with accompanying reductions in urine cystine concentrations as an approach to inhibit both cystine crystal and kidney stone formation.

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

Components of Operating Results

Revenue

We have recognized license and development revenue from a license and supply agreement entered into in March 2021 with Immedica and expect to continue to recognize revenue as we satisfy our performance obligations under the agreement. We may also be entitled to receive additional milestone payments pursuant to the Immedica Agreement upon achievement of specified milestones. As the recognition of development revenue will be based on costs incurred to date relative to total estimated costs at completion and the uncertainty of when the events underlying various milestones are resolved, we expect our license and development revenue will fluctuate from period to period.

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

Income taxes

We serve as a holding company for our ten wholly owned subsidiary corporations in the United States, United Kingdom, and European Union. We file a consolidated U.S. corporate federal income tax return for eight subsidiaries. Additionally, we operate in the United Kingdom. and our income tax return is subject to audit and adjustment by local tax authorities. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the tax bases of assets and liabilities. A valuation allowance is established against the deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized. The deferred tax assets and liabilities are classified as noncurrent along with the related valuation allowance. Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	March 31,		Dollar
	2022	2021	Change	% Change
	(dollars in thousands)
Revenue:
Development fee	$1,362	$—	$1,362	*
Total revenue	1,362	—	1,362	*

Operating expenses:
Research and development	16,978	11,855	5,123	43%
General and administrative	8,825	6,354	2,471	39%
Total operating expenses	25,803	18,209	7,594	42%
Loss from operations	(24,441)	(18,209)	(6,232)	34%
Interest income	35	22	13	59%
Other (expense) income, net	(30)	(31)	1	3%
Net loss	$(24,436)	$(18,218)	$(6,218)	34%

*	Percentage not meaningful

Development Fee Revenue.    For the three months ended March 31, 2022, we recognized $1.4 million of development fee revenue in connection with the Immedica Agreement. The total revenue generated of $1.4 million was attributable to the PEACE Phase 3 trial and BLA package. We did not recognize any revenue for the three months ended March 31, 2021.

Research and Development Expenses.    Research and development expenses increased by $5.1 million, or 43%, to $17.0 million for the three months ended March 31, 2022 from $11.9 million for the three months ended March 31, 2021. The change in research and development expenses was due to:

•	new expenses of $2.0 million to support our BLA submission activities for pegzilarginase;
•

a $1.9 million increase in expense associated with the management and dosing of ongoing patients in our PEACE Phase 3 trial of pegzilarginase, and increased enrollment in our Phase 1/2 trial of AGLE-177 for the treatment of patients with Homocystinuria; and

•

higher personnel-related expenses, which increased by $1.2 million as a result of changes to employee headcount and additional compensation to support our clinical and research development capabilities.

General and Administrative Expenses.    General and administrative expenses increased by $2.5 million, or 39%, to $8.8 million for the three months ended March 31, 2022 from $6.4 million for the three months ended March 31, 2021. The increase in general and administrative expenses was due to a $1.6 million increase in expenses related to ramping-up our commercial capabilities and infrastructure, and a $0.9 million increase in compensation and other personnel expenses, including $0.3 million in non-cash stock compensation.

Liquidity and Capital Resources

Sources of liquidity

We are a clinical-stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. Since our inception and through March 31, 2022, we have funded our operations primarily by raising an aggregate of approximately $461.2 million of gross proceeds from the sale and issuance of convertible preferred and common equity securities, pre-funded stock warrants, the collection of grant proceeds, and the licensing of our product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East.

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

The shares of common stock and pre-funded warrants sold in the 2020 Public Offering were offered pursuant to a shelf registration statement on Form S-3, or the 2019 Registration Statement, declared effective in February 2019 by the SEC for the potential offering, issuance and sale by us of up to $200.0 million of our common stock, warrants to purchase common stock, and other security types and subscription rights. The shares of common stock sold under the 2020 ATM were offered under the 2019 Registration Statement and pursuant to an April 2020 sales agreement, or the Sales Agreement, with Jones Trading Institutional Services LLC, as sales agent, to issue and sell shares of our common stock for an aggregate offering price of $60.0 million. In February 2022, the 2019 Registration Statement and Sales Agreement expired and, as such, no further sales will be made pursuant to the Sales Agreement.

In July 2020, we filed and the SEC declared effective a shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $400.0 million of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and debt securities, subscription rights to purchase common stock and units consisting of all or some of these securities. As of the date of the filing of this report, $400.0 million of our common stock remained available for sale.

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

Future funding requirements and operational plan

Our operational plan for the near future is to continue clinical trials for our lead product candidate pegzilarginase in Arginase 1 Deficiency and for our AGLE-177 product candidate for the treatment of Homocystinuria, prepare for the potential commercialization of pegzilarginase, and to advance development activities for AGLE-325 for Cystinuria. As such, we plan to focus our research and development expenditures and general and administrative expenditures on nonclinical studies, clinical trials, manufacturing, and commercial development. We expect our principal expenditures during this time period to include expenses for the following:

•	funding the continuing development of pegzilarginase and AGLE-177;
•	funding the establishment of commercial operations;
•	funding the advancement of additional product candidates; and
•	funding working capital, including general operating expenses.

Due to our significant research and development expenditures, we have generated substantial losses in each period since inception. We have an accumulated deficit of $366.2 million as of March 31, 2022. We anticipate that we will continue to generate losses into the foreseeable future as we develop our product candidates, seek regulatory approval of those candidates and begin to commercialize any approved products. Until such time as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, research grants, collaborations, license and development agreements, or other sources. We currently have no debt, credit facility or additional committed capital. To the extent that we raise additional equity, the ownership interest of our stockholders will be diluted.

Based on our available cash, cash equivalents, marketable securities, and restricted cash of $68.6 million as of March 31, 2022, we believe that we have sufficient resources to fund our operations into the first quarter of 2023. We estimate such funds will be sufficient for us to (i) fund our two ongoing extension studies for patients with Arginase 1 Deficiency, (ii) advance the clinical development of AGLE-177 through our Phase 1/2 clinical trial and prepare for a potential Phase 3 trial for the treatment of patients with Homocystinuria, and (iii) to advance AGLE-325 through IND-enabling studies. Accordingly, based on recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included herein are issued. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently anticipate.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(26,263)	$(19,530)
Investing activities	25,759	9,300
Financing activities	12	362
Effect of exchange rate on cash, cash equivalents, and restricted cash	(23)	7
Net decrease in cash, cash equivalents, and restricted cash	$(515)	$(9,861)

Cash used in operating activities

Cash used in operating activities for the three months ended March 31, 2022 was $26.3 million and reflected a net loss of $24.4 million. Our net loss was offset in part by non-cash expenses of $2.1 million for stock-based compensation, $0.4 million for depreciation and amortization, and $0.1 million for operating lease expense. The net change in operating assets and liabilities of $4.4 million was primarily related to a $2.8 million decrease in accrued compensation costs and a $0.8 million decrease in deferred revenue.

Cash used in operating activities for the three months ended March 31, 2021 was $19.5 million and reflected a net loss of $18.2 million. Our net loss was offset in part by a non-cash expense of $1.8 million for stock-based compensation, $0.4 million for depreciation and amortization, and $0.1 million for operating lease expense. The net change in operating assets and liabilities of $3.5 million was primarily related to a $3.1 million decrease in accrued liabilities and accounts payable due to payments for pre-commercial manufacturing and compensation costs and a $0.3 million increase in prepaid expenses and other assets due to advanced payments for the Phase 1/2 trial of AGLE-177. The recognition of the $21.5 million accounts receivable – license and related deferred revenue had no impact on operating cash during the three months ended March 31, 2021.

Cash provided by investing activities

Cash provided by investing activities for the three months ended March 31, 2022 was $25.8 million and consisted of $29.3 million in maturities of marketable securities, offset by $3.5 million in purchases of marketable securities.

Cash provided by investing activities for the three months ended March 31, 2021 was $9.3 million and consisted of $34.0 million in maturities of marketable securities, offset by $24.3 million in purchases of marketable securities and $0.5 million in purchases of property and equipment.

Cash provided by financing activities

Cash provided by financing activities for the three months ended March 31, 2022 was $12 thousand, which consisted of $0.2 million in sale of common stock under our 2016 Employee Stock Purchase Plan, offset by $0.2 million in principal payments made on finance lease obligations.

Cash provided by financing activities for the three months ended March 31, 2021 was $0.4 million, which consisted of $0.4 million in stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan.

Contractual Obligations and Other Commitments

In April 2019, the Company entered into a lease agreement for its corporate headquarters and laboratory space located in Austin, TX. Future minimum lease commitments under this lease through April 2028 are $6.7 million. See Note 7, “Leases,” included in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

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

As of March 31, 2022, we held $68.6 million in cash, cash equivalents, marketable securities, and restricted cash, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in money market funds, commercial paper, and corporate bonds.

We are also exposed to market risk related to changes in foreign currency exchange rates, as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. For the three months ended March 31, 2022, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. Some of these risks are:

•	We and our independent auditors have expressed doubt about our ability to continue as a going concern.
•

We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.

•

We depend heavily on the success of our most advanced product candidates, pegzilarginase and AGLE-177. Existing and future clinical trials of our product candidates, including pegzilarginase and AGLE-177, may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

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

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company also capable of supporting commercial activities. We may not be successful in such a transition.

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

In addition, since inception, we have incurred significant operating losses. For the three months ended March 31, 2022, we reported a net loss of $24.4 million. For the years ended December 31, 2021 and 2020, we reported a net loss of $65.8 million and $80.9 million, respectively. As of March 31, 2022, we had an accumulated deficit of $366.2 million. Based upon our current operating plans, we believe that we have sufficient resources to fund operations into the first quarter of 2023 with our existing cash, cash equivalents, and marketable securities. Accordingly, based on recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within twelve months of the issuance date of these financial statements. We plan to address this condition through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including collaborations with other companies or other strategic transactions. In the past, we have financed our operations primarily through private placements of our preferred stock, the initial public offering of our common stock, follow-on public offerings of our common stock and pre-funded warrants, collection of a research grant, and the licensing of our product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East. We have devoted substantially all of our efforts to research and development. Currently, we are conducting clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency and for AGLE-177 for the treatment of Homocystinuria. We have not initiated clinical development of our other product candidates and none of our product candidates are ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

To become and remain profitable, we must develop and eventually commercialize a product candidate or product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing nonclinical testing, initiating and completing clinical trials of one or more of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those product candidates for which we obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. We have submitted a BLA to the FDA for pegzilarginase for the treatment of Arginase 1 Deficiency and are continuing to evaluate pegzilarginase in an open-label extension of the PEACE Phase 3 trial and a Phase 2 open-label trial and have also initiated dosing in our Phase 1/2 clinical trial of AGLE-177 for the treatment of patients with Homocystinuria. We are in the nonclinical development stages for our remaining product candidates. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain or expand our research and development efforts, expand our business or continue our operations. A decline in the value of our company would also cause you to lose part or even all of your investment.

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

In order to execute on our strategy of advancing the clinical development of our product candidates, we completed the double-blind placebo-controlled portion of our global pivotal PEACE Phase 3 clinical trial and are conducting two long-term extension studies in the PEACE Phase 3 clinical trial and Phase 1/2 open-label extension study for the treatment of Arginase 1 Deficiency, and a Phase 1/2 clinical trial of AGLE-177 for the treatment of patients with Homocystinuria. If our product candidates fail to work as we expect, or if we need to conduct additional studies to better understand the relationship between our product candidates and clinical activity, our ability to assess the therapeutic effect, seek regulatory approval or otherwise begin or further clinical development, could be compromised. Although we announced topline results from the PEACE Phase 3 trial in December 2021 and additional data in April 2022, and submitted our BLA to the FDA to support approval for pegzilarginase based on the results of the trial, the FDA may not ultimately agree with the adequacy of the trial design or with our interpretation of the data from the PEACE Phase 3 trial. In February 2022 we participated in a Type B guidance meeting with the FDA to discuss pegzilarginase. In the minutes from that meeting, the FDA noted that, while the data presented in the PEACE Phase 3 trial overall appeared promising and hypothesis-generating, it disagreed that the efficacy results provide substantial evidence of effectiveness for pegzilarginase. The FDA also reiterated the need to generate evidence of effectiveness of the product candidate through an additional randomized placebo-controlled trial of a duration longer than 24 weeks given that efficacy data based on effort-dependent clinical outcome assessments and related endpoints have a high potential for bias and that the BLA submission was not reasonable at this time. While we provided additional information and data in connection with our BLA submission, including the updated efficacy data from that trial and long-term safety data from the pegzilarginase program, the FDA may still determine that there is insufficient evidence of effectiveness or inadequate justification to support approval based on the endpoints we have chosen. The FDA may also maintain the view that the duration for our PEACE Phase 3 clinical trial was not adequate to assess for clinically meaningful changes in efficacy. The FDA may also determine that our dosing duration for our PEACE Phase 3 clinical trial was not adequate to assess safety and immunogenicity of pegzilarginase. Therefore, the FDA may decide not to file our BLA or approve the BLA in a timely manner, or at all. If the FDA does not approve our BLA, we may need to conduct additional studies and our expected timing of commercialization of pegzilarginase could be delayed, or we may never commercialize pegzilarginase.

We have in the past had to cease clinical development of product candidates for other indications. We discontinued clinical development of pegzilarginase for the treatment of the hematological malignancies acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS, in December 2017 due to lack of evidence of clinical benefit.  Additionally, we completed our Phase 1 clinical trial of pegzilarginase for the treatment of advanced solid tumors to study small cell lung cancer, uveal melanoma, and cutaneous melanoma and our combination trial of pegzilarginase with pembrolizumab for the treatment of patients with SCLC. We are currently exploring partnership opportunities for further development in oncology. Such discontinuation may result in longer development times, larger trials and a greater likelihood of terminating the trial or not obtaining regulatory approval.

We depend heavily on the success of our most advanced product candidates, pegzilarginase and AGLE-177. Existing and future clinical trials of our product candidates, including pegzilarginase, may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

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

We announced updated data from our ongoing PEACE Phase 3 trial in December 2021 and additional data in April 2022, and submitted a BLA to the FDA seeking full approval of pegzilarginase. Even though the PEACE Phase 3 trial achieved statistical significance on its primary endpoint and a positive trend in a component of the key secondary endpoint was observed, nominal statistical significance was not reached on any of the prespecified key secondary or secondary endpoints evaluating motor assessments. In comments from the FDA in connection with our Type B guidance meeting, the FDA noted that, while the data presented in the PEACE Phase 3 trial overall appeared promising and hypothesis-generating, it disagreed that the efficacy results provide substantial evidence of effectiveness for pegzilarginase, and indicated BLA submission was not reasonable at the time. Therefore, while we submitted a BLA to the FDA, the FDA may decide not to file our BLA. Further, even if the FDA files our BLA, the FDA may not conclude that the design of or results seen in the trial sufficiently demonstrate substantial evidence of effectiveness, including the demonstration of a clinically meaningful effect. The FDA also weighs the benefits of a product against its risks and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. We cannot predict whether the BLA that we have submitted for pegzilarginase will be filed or approved in a timely manner or at all.

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

For example, the timing of our double-blind placebo-controlled portion of our PEACE Phase 3 trial was impacted by COVID-19 as a result of all of our clinical trial sites temporarily suspending screening. All patients that had initially paused dosing due to COVID-19 had restarted treatment by September 2020. We completed enrollment and randomization of patients in the PEACE Phase 3 trial in April 2021 and announced topline data from the trial in December 2021 and pegzilarginase is continuing to be evaluated in two long-term extension studies in the PEACE Phase 3 trial and a Phase 1/2 open-label extension study for the treatment of patients with Arginase 1 Deficiency. In addition, we are conducting a Phase 1/2 open-label clinical trial of AGLE-177 for the treatment in patients with Homocystinuria. These studies require in-person visits to clinical trial sites. Many of these sites are located in areas that have experienced significant impacts and may continue to experience more pronounced impacts to their healthcare systems due to COVID-19 and consequently many previously suspended patient recruitment and may do so again in the future. While we initiated dosing in our Phase 1/2 clinical trial investigating AGLE-177 for the treatment of Homocystinuria in June 2021, the timing of continued enrollment may be delayed in the future due to the impact of COVID-19 and local restrictions. For example, in September 2021, we announced that we believe the emergence of the delta variant and lockdowns in Australia, which have slowed trial enrollment, will impact the availability of data for our Phase 1/2 clinical trial for AGLE-177 and, as a result, we stated that we no longer planned to provide a clinical update relating to this trial in 2021. Additionally, missed doses by patients in the study may adversely affect the usefulness of the data collected in the trial.

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

The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials that will likely differ in design and size from early-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, while we have observed a reduction in blood arginine and arginine metabolite levels due to administration of pegzilarginase in patients with Arginase 1 Deficiency, and a reduction in blood arginine levels due to pegzilarginase in patients with advanced solid tumors, these data may not necessarily be predictive of the final results of all patients intended to be enrolled in our ongoing or future clinical trials, and may also not be predictive of pegzilarginase’s ability to reduce arginine or arginine metabolite levels for these patients over a longer term nor predictive of positive clinical outcomes. In addition, while we intend to announce interim data from our clinical trials from time to time, such reports may be based on unaudited data provided by our clinical trial investigators. An audit or subsequent review of this data may change the conclusions drawn from this unaudited data provided by our clinical trial investigators indicating less promising results than we anticipate. In addition, our observations of clinical improvements, through clinician and assessor feedback or assessment tools in the Phase 1/2 clinical trial, the Phase 2 open-label study, the PEACE Phase 3 clinical trial and its open-label extension of pegzilarginase in patients with Arginase 1 Deficiency after cumulative doses, may not be representative of our observations with subsequently dosed patients out to a similar or longer duration of cumulative dosing.

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
•

a clinical hold for any of our ongoing or planned clinical trials, including for pegzilarginase or AGLE-177, where a clinical hold in a trial in one indication could result in a clinical hold for clinical trials in other indications;

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

We completed the double-blind placebo-controlled portion of our global pivotal PEACE Phase 3 trial and pegzilarginase is continuing to be evaluated in two long-term extension studies in the PEACE Phase 3 trial and a Phase 1/2 open-label extension study for the treatment of patients with Arginase 1 Deficiency. We are also conducting a Phase 1/2 trial of AGLE-177 for the treatment of patients with Homocystinuria. Given the nature of the patient populations enrolled in these trials, we have observed and expect to continue to observe serious adverse events that could be related or unrelated to pegzilarginase and could impact the safety or efficacy of pegzilarginase and we may observe serious adverse events that could be related or unrelated to AGLE-177 and could impact the safety or efficacy of AGLE-177. We have also dosed, and may continue to dose, patients with pegzilarginase following compassionate use requests. While such patients are not monitored as part of our ongoing clinical trials, the occurrence of significant adverse events in such patients may negatively impact the prospects of our programs.

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

In a completed Phase 1/2 clinical trial and an ongoing Phase 2 open-label extension study of pegzilarginase for the treatment of patients with Arginase 1 Deficiency, as well as the PEACE Phase 3 clinical trial, we have observed serious adverse events in some patients, including hypersensitivity and hyperammonemia, which were infrequent, expected and manageable. Hyperammonemia is an important metabolic effect experienced by some patients with Arginase 1 Deficiency. None of the patients in these trials discontinued due to adverse events, while three patients discontinued for non-medical reasons.

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

Testing in animals, such as our primate studies for pegzilarginase, AGLE-177 and AGLE-325, may not uncover all side effects in humans or any observed side effects in animals may be more severe in humans. For example, it is possible that patients’ immune systems may recognize our engineered human enzymes as foreign and trigger an immune response. This risk is heightened in patients with many genetic enzyme deficiencies who lack the target enzyme, including patients with Arginase 1 Deficiency that we are treating in our global pivotal PEACE Phase 3 trial, our Phase 2 trial open-label extension study, and any future clinical trials we conduct for this rare genetic disease or in trials in patients with Homocystinuria with AGLE-177. In addition, our product candidates such as pegzilarginase, AGLE-177 and AGLE-325 break down target amino acids, thereby releasing metabolites into the bloodstream. Some patients may be sensitive to these metabolites, increasing the risk of an adverse reaction due to treatment, which risk may not be able to be mitigated through dosing. Finally, although our engineered human enzyme product candidates such as pegzilarginase and AGLE-177 are engineered from the human genome, pegzilarginase and AGLE-177 are produced in E. coli. This manufacturing process could lead to the products being more likely to trigger an immune response than we expect.

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

We commissioned a genetic prevalence analysis and based on that analysis estimate the Arginase 1 Deficiency population is greater than 2,500 patients in the global addressable markets and greater than 1,150 patients in the territories with regulatory and launch plans underway. The genetic prevalence-based methodology is intended to account for misdiagnosis of the disease and to address limitations in newborn screening methodology, including naturally low arginine levels in newborns and lack of geographic availability or standardization of testing. Presently, only 34 U.S. states perform newborn screening for Arginase 1 Deficiency, and newborn screening is not currently widely performed in European countries. We estimate the patient population for Homocystinuria in global addressable markets may exceed 30,000 patients, including B6-responsive and B6-non-responsive patients, with approximately 15,000 to 18,000 estimated B6-non-responsive patients (of which approximately 6,000 to 6,600 are estimated in the key commercial markets of the United States, France, Germany, Italy, Spain, and the United Kingdom), but we may not be able to continue to enroll the trial as expected or locate and enroll a sufficient number of eligible patients as required by the Health Authorities, and the necessary regulatory approvals could be delayed or prevented

Delays in patient enrollment could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.

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

In addition, some patients with Arginase 1 Deficiency suffer from heightened levels of ammonia, or hyperammonemia. Horizon Therapeutics plc actively markets both RAVICTI® (glycerol phenylbutyrate) and BUPHENYL® (sodium phenylbutyrate) to treat patients with urea cycle disorders suffering from hyperammonemia. Some patients who may be eligible for our ongoing or planned clinical trials may instead pursue treatment for this aspect of their condition by taking RAVICTI® (glycerol phenylbutyrate). Our inability to enroll a sufficient number of patients for any of our clinical trials could result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and in delays to commercially launching our product candidates, if approved, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

Even if any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success. Current treatments for Arginase 1 Deficiency and Homocystinuria include dietary protein restrictions and for Arginase 1 Deficiency, in some instances, ammonia-scavenging drugs such as RAVICTI® (glycerol phenylbutyrate), and CYSTADANE® for homocystinuria. If our product candidates do not achieve an adequate level of acceptance, we may never generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

There are multiple approved treatments and investigational therapies for the management of hyperammonemia commonly experienced by patients with urea cycle disorders. While these products – known as ammonia scavengers – do not target the core metabolic defect of Arginase 1 Deficiency, they can help patients manage their elevated ammonia levels. Horizon Therapeutics plc actively markets two branded ammonia scavenger therapies (RAVICTI® (glycerol phenylbutyrate) and BUPHENYL® (sodium phenylbutyrate)), and at least one generic formulation of sodium phenylbutyrate is commercially available. From a clinical development perspective, Acer Therapeutics Inc. is developing a taste-masked, immediate-release formulation of sodium phenylbutyrate (ACER-001) for the treatment of hyperammonemia and have been assigned a PDUFA target action date of June 5, 2022. We are aware of one other company with an investigational therapy for Arginase 1 Deficiency in preclinical stages, Erytech Pharma SA, who in February 2022 announced the allowance of a U.S. patent application covering arginine deiminase encapsulated into red blood cells for the treatment of Arginase 1 Deficiency.

We anticipate a competitive landscape in Homocystinuria. There is currently one FDA-approved therapy for the treatment of Homocystinuria and multiple medical foods. CYSTADANE® (betaine anhydrous for oral solution) was approved by the FDA in 1986 and is currently marketed in North America by Recordati Rare Diseases Inc. We are also aware of one investigational therapy in clinical development for the treatment of Homocystinuria. Travere Therapeutics Inc. is focused on the development of pegtibatinase, an enzyme replacement therapy in patients with Homocystinuria due to cystathionine β-synthase deficiency. Travere released topline data in December 2021 from its Phase 1/2 study of pegtibatinase which showed a 55% reduction in homocysteine at the highest dose cohort (1.5mg/kg, 2x/week). We are aware of three other investigational therapies in preclinical stages. The first is Synlogic, studying SYNB1353, an oral synthetic biotic platform that consumes toxic metabolites in the GI tract. The second is Codexis, studying CDX-6512, an oral methionine-gamma-lyase enzyme therapy. Additionally, Erytech Pharma SA has a product candidate for Homocystinuria in preclinical development. It is possible that competitors may produce, develop, and commercialize therapeutics, or utilize other approaches to treat Homocystinuria.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the United Kingdom and the countries of the European Union, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, the prices of products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

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

We have agreements with and rely on third-party CROs to conduct our ongoing and future planned clinical trials of pegzilarginase and AGLE-177. We do not plan to independently conduct clinical trials of our other product candidates. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

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

If the FDA were to consider accelerated approval in the review of an application for any product candidates, the FDA may determine there is inadequate justification to support that our surrogate endpoint is reasonably likely to predict clinical benefit in patients.

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

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the application for such product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We requested priority review of our BLA for pegzilarginase. We may request priority review for applications for our other product candidates. The FDA has broad discretion with respect to whether or not to grant priority review designation to an application, so even if we believe an application for a particular product candidate is eligible for such designation, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in an expedited regulatory review or approval process or confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

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

Non-compliance with European requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with Europe’s and certain U.S State’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

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

We are a clinical-stage biotechnology company with a limited operating history, and, as of March 31, 2022, had 99 employees. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We have a concentrated stockholder base and our executive officers and directors, combined with our stockholders who, to our knowledge, each owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a substantial number of our capital stock as of March 31, 2022. As a result, if these stockholders were to choose to act together, they may be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would likely control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

As of March 31, 2022, we have issued pre-funded warrants to purchase a total of 17,610,328 shares of our common stock, of which 1,000,000 have been exercised and 16,610,328 are outstanding. Each pre-funded warrant is exercisable for $0.0001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.

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

We are a “smaller reporting company” under the Exchange Act. For so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

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

Moreover, if a security breach affects our systems or results in the unauthorized access, use or disclosure of personal information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media and/or affected individuals pursuant to various federal, state and international privacy and security laws, if applicable, including HIPAA or HITECH and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information. For example, the California Consumer Privacy Act, or the CCPA, imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. Additional states, including Virginia, Colorado, and Utah, have recently enacted privacy-related laws, and legislation is pending in many other states. The financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. Any of the foregoing could have a material adverse effect on our business, reputation, results of operations, financial condition and prospects.

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

Furthermore, Brexit has caused some uncertainty in this regulatory framework. For example, since the transition period for Brexit ended December 31, 2020, there remains some uncertainty regarding cross-border data transfers from the EEA to the United Kingdom. With respect to transfers of personal data from the EEA to the United Kingdom, on June 28, 2021, the European Commission issued an adequacy decision in respect of the United Kingdom’s data protection framework, enabling data transfers from EU member states to the United Kingdom to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. While it is intended to last for at least four years, the European Commission may unilaterally revoke the adequacy decision at any point, and if this occurs it could lead to additional costs and increase our overall risk exposure. Additionally, the United Kingdom implemented the Data Protection Act effective in May 2018 and statutorily amended in 2019, that substantially implements the GDPR and contains provisions, including United Kingdom-specific derogations, for how GDPR is applied in the United Kingdom. Since the end of the Brexit transition period ended, we have to continue to comply with the GDPR and also the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover. Compliance with these privacy and data security laws and regulations is a rigorous and time-intensive process and if we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.

In the United States, in addition to HIPAA, various federal and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020. Additionally, although not effective until January 1, 2023, the California Privacy Rights Act, or the CPRA, which expands upon the CCPA, was passed in the recent election on November 3, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers about their data collection, use and sharing practices and provide such consumers new data protection and privacy rights, including the ability to opt out of certain sales of personal information, right to request correction, access, and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that result in the loss of personal information, as mentioned above. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CPRA significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. State laws are changing rapidly. For example, several states, including Virginia, Colorado, and Utah, have recently enacted privacy-related laws, and legislation is pending in many other states. There is also discussion in the U.S. of a new comprehensive federal data privacy law to which we would become subject if it is enacted.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit				Incorporate by	Exhibit	Filed
Number	Description	Form	File No	Date of Filing	No.	Herewith

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL and contained in Exhibit 101					X

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

Date: May 5, 2022

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Anthony G. Quinn
Anthony G. Quinn, M.B Ch.B, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2022

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Jonathan Alspaugh
Jonathan Alspaugh
Chief Financial Officer
(Principal Financial Officer and duly Authorized Signatory)