Form 10-Q
period 2022-06-30
Aeglea BioTherapeutics, Inc.
filed 2022-08-04
CIK 1636282

T W

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 61,172,510 shares of common stock, $0.0001 par value per share, outstanding.

AEGLEA BIOTHERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

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

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,470	$15,142
Marketable securities	51,080	77,986
License and development receivables	479	815
Prepaid expenses and other current assets	7,617	4,948
Total current assets	96,646	98,891
Restricted cash	1,804	1,838
Property and equipment, net	3,890	4,549
Operating lease right-of-use assets	3,615	3,806
Other non-current assets	752	842
TOTAL ASSETS	$106,707	$109,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,958	$3,319
Operating lease liabilities	477	436
Deferred revenue	291	2,359
Accrued and other current liabilities	13,136	14,030
Total current liabilities	15,862	20,144
Non-current operating lease liabilities	4,316	4,608
Deferred revenue, net of current portion	2,372	1,217
Other non-current liabilities	—	16
TOTAL LIABILITIES	22,550	25,985
Commitments and Contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 61,172,510 shares and 49,355,130 shares issued and outstanding as of June 30,2022 and December 31, 2021, respectively	6	5
Additional paid-in capital	472,939	425,765
Accumulated other comprehensive loss	(220)	(20)
Accumulated deficit	(388,568)	(341,809)
TOTAL STOCKHOLDERS’ EQUITY	84,157	83,941
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,707	$109,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
License	$—	$12,000	$—	$12,000
Development fee	625	1,696	1,987	1,696
Total revenue	625	13,696	1,987	13,696

Operating expenses:
Research and development	15,373	13,579	32,351	25,434
General and administrative	7,675	6,822	16,500	13,176
Total operating expenses	23,048	20,401	48,851	38,610
Loss from operations	(22,423)	(6,705)	(46,864)	(24,914)

Other income (expense):
Interest income	104	19	139	41
Other income (expense), net	5	(52)	1	(83)
Total other income (expense)	109	(33)	140	(42)
Loss before income tax expense	(22,314)	(6,738)	(46,724)	(24,956)
Income tax expense	(9)	(92)	(35)	(92)
Net loss	$(22,323)	$(6,830)	$(46,759)	$(25,048)

Net loss per share, basic and diluted	$(0.27)	$(0.10)	$(0.63)	$(0.38)
Weighted-average common shares outstanding, basic and diluted	82,209,032	65,631,906	73,650,146	65,618,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(22,323)	$(6,830)	$(46,759)	$(25,048)
Other comprehensive income (loss):
Foreign currency translation adjustment	(36)	2	(49)	6
Unrealized gain (loss) on marketable securities	(31)	(16)	(151)	(6)
Total comprehensive loss	$(22,390)	$(6,844)	$(46,959)	$(25,048)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2022 and 2021
			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances - December 31, 2021	49,355	$5	$425,765	$(20)	$(341,809)	$83,941
Issuance of common stock in connection with employee stock purchase plan	65	—	184	—	—	184
Stock-based compensation expense	—	—	2,101	—	—	2,101
Foreign currency translation adjustment	—	—	—	(13)	—	(13)
Unrealized loss on marketable securities	—	—	—	(120)	—	(120)
Net loss	—	—	—	—	(24,436)	(24,436)
Balances - March 31, 2022	49,420	$5	$428,050	$(153)	$(366,245)	$61,657
Issuance of common stock and pre-funded warrants in connection with registered direct offering, net of offering costs	10,753	1	42,872	—	—	42,873
Issuance of common stock in connection with exercise of pre-funded warrants	1,000	—	—	—	—	—
Stock-based compensation expense	—	—	2,017	—	—	2,017
Foreign currency translation adjustment	—	—	—	(36)	—	(36)
Unrealized loss on marketable securities	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	(22,323)	(22,323)
Balances - June 30, 2022	61,173	$6	$472,939	$(220)	$(388,568)	$84,157

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances - December 31, 2020	47,959	$5	$415,824	$11	$(276,008)	$139,832
Issuance of common stock in connection with employee stock purchase plan	38	—	224	—	—	224
Issuance of common stock in connection with exercise of stock options	23	—	146	—	—	146
Issuance of common stock in connection with exercise of pre-funded warrants	1,000	—	—	—	—	—
Stock-based compensation expense	—	—	1,757	—	—	1,757
Foreign currency translation adjustment	—	—	—	4	—	4
Unrealized gain on marketable securities	—	—	—	10	—	10
Net loss	—	—	—	—	(18,218)	(18,218)
Balances - March 31, 2021	49,020	$5	$417,951	$25	$(294,226)	$123,755
Issuance of common stock in connection with exercise of stock options	6	—	33	—	—	33
Stock-based compensation expense	—	—	2,080	—	—	2,080
Foreign currency translation adjustment	—	—	—	2	—	2
Unrealized loss on marketable securities	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(6,830)	(6,830)
Balances - June 30, 2021	49,026	$5	$420,064	$11	$(301,056)	$119,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,759)	$(25,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	781	753
Purchase net premium on marketable securities	239	(405)
Net amortization of premium (accretion of discount) on marketable securities	(23)	341
Stock-based compensation	4,118	3,837
Non-cash operating lease expense	191	219
Other	(7)	4
Changes in operating assets and liabilities:
License and development receivables	336	—
Prepaid expenses and other assets	(2,419)	(2,876)
Accounts payable	(1,352)	(55)
Operating lease liabilities	(250)	(155)
Deferred revenue	(914)	7,804
Accrued and other liabilities	(877)	(1,867)
Net cash used in operating activities	(46,936)	(17,448)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(37)	(480)
Purchases of marketable securities	(27,750)	(93,579)
Proceeds from maturities and sales of marketable securities	54,296	56,000
Net cash provided by (used in) investing activities	26,509	(38,059)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and pre-funded warrants in registered direct offering, net of offering costs	42,979	—
Proceeds from employee stock plan purchases and stock option exercises	184	403
Principal payments on finance lease obligation	(347)	(233)
Net cash provided by financing activities	42,816	170
Effect of exchange rate on cash, cash equivalents, and restricted cash	(95)	11
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	22,294	(55,326)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Beginning of period	16,980	91,937
End of period	$39,274	$36,611

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Leased assets obtained in exchange for lease obligations	$—	$872
Unpaid amounts related to purchase of property and equipment	$—	$23

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

Liquidity

As of June 30, 2022, the Company had working capital of $80.8 million, an accumulated deficit of $388.6 million, and cash, cash equivalents, marketable securities, and restricted cash of $90.4 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s products will require significant additional financing.

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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Based upon the Company’s current operating plans, the Company believes that it has sufficient resources to fund operations through the second quarter of 2023 with its existing cash, cash equivalents, and marketable securities. Accordingly, based on its recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance its future operations, the Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within twelve months of the issuance date of these financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and assumes the Company will continue as a going concern through the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. The Company plans to address this condition through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including collaborations with other companies or other strategic transactions.

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of June 30, 2022, and its results of operations for the three and six months ended June 30, 2022 and 2021, changes in stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The December 31, 2021 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds their fair value. There were no impairments of long-lived assets for the three or six months ended June 30, 2022 and 2021.

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

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables sets forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$10,755	$—	$—	$10,755
U.S. treasury securities	999	—	—	999
Commercial paper	—	63,817	—	63,817
Corporate bonds	—	3,981	—	3,981
Total financial assets	$11,754	$67,798	$—	$79,552

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$8,888	$—	$—	$8,888
Commercial paper	—	65,412	—	65,412
Corporate bonds	—	12,574	—	12,574
Total financial assets	$8,888	$77,986	$—	$86,874

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

4. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$10,755	$—	$—	$10,755
Commercial paper	17,724	—	(7)	17,717
Total cash equivalents	28,479	—	(7)	28,472

Marketable securities:
U.S. treasury securities	1,004	—	(5)	999
Commercial paper	46,263	—	(163)	46,100
Corporate bonds	3,996	—	(15)	3,981
Total marketable securities	$51,263	$—	$(183)	$51,080

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$8,888	$—	$—	$8,888
Commercial paper	—	—	—	—
Total cash equivalents	8,888	—	—	8,888

Marketable securities:
Commercial paper	65,443	3	(34)	65,412
Corporate bonds	12,581	—	(7)	12,574
Total marketable securities	$78,024	$3	$(41)	$77,986

The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position:

	June 30, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$999	$(5)	$—	$—	$999	$(5)
Commercial paper	61,317	(170)	—	—	61,317	(170)
Corporate bonds	3,981	(15)	—	—	3,981	(15)
Total marketable securities	$66,297	$(190)	$—	$—	$66,297	$(190)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$47,425	$(34)	$-	$-	$47,425	$(34)
Corporate bonds	12,573	(7)	—	—	12,573	(7)
Total marketable securities	$59,998	$(41)	$—	$—	$59,998	$(41)

As of June 30, 2022 and December 31, 2021, the Company held 38 and 29 debt securities, respectively, that were in an unrealized loss position. The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. As of June 30, 2022 and December 31, 2021, an allowance for credit losses had not been recognized. Given our intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, we do not consider these marketable securities to be impaired as of June 30, 2022 and December 31, 2021.

There were no realized gains or losses on marketable securities for the three and six months ended June 30, 2022 and 2021. Interest on marketable securities is included in interest income. Accrued interest receivable on available-for-sale debt securities was immaterial at June 30, 2022. Accrued interest totaled $0.1 million at December 31, 2021 and is excluded from the estimate of credit losses.

The following table summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	June 30,	December 31,
	2022	2021
Due in one year or less	$51,080	$77,986
Due thereafter	—	—
Total marketable securities	$51,080	$77,986

The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued compensation	$3,663	$4,988
Accrued contracted research and development costs	7,098	5,995
Accrued professional and consulting fees	1,914	2,264
Other	461	783
Total accrued and other current liabilities	$13,136	$14,030

6. Stockholders’ Equity

Registered Direct Offering

In May 2022, the Company issued and sold 10,752,688 shares of common stock at an offering price of $1.60 per share and pre-funded warrants to purchase up to 17,372,312 shares of common stock at an offering price of $1.5999 per warrant (representing the price per share of common stock sold in the offering minus the $0.0001 exercise price per warrant) in a registered direct offering pursuant to a shelf registration statement on Form S-3. The net proceeds to the Company from this offering were approximately $42.9 million, after deducting placement agent fees and offering costs of $2.1 million.

Pre-Funded Warrants

In February 2019, April 2020 and May 2022, the Company issued pre-funded warrants to purchase the Company’s common stock in underwritten public offerings at the offering price of the common stock, less the $0.0001 per share exercise price of each warrant. The warrants were recorded as a component of stockholders’ equity within additional paid-in capital and have no expiration date. Per the terms of the warrant agreements, the outstanding warrants to purchase shares of common stock may not be exercised if the holder’s ownership of the Company’s common stock would exceed 4.99% (“Maximum Ownership Percentage”), or 9.99% for certain holders. By written notice to the Company, each holder may increase or decrease the Maximum Ownership Percentage to any other percentage (not in excess of 19.99% for the majority of such warrants). The revised Maximum Ownership Percentage would be effective 61 days after the notice is received by the Company.

As of June 30, 2022, the following pre-funded warrants for common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
February 8, 2019	None	$0.0001	3,750,000
April 30, 2020	None	$0.0001	11,860,328
May 20, 2022	None	$0.0001	17,372,312
Total pre-funded warrants			32,982,640

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

As of June 30, 2022, the 2016 Plan had 1,418,827 shares available for future issuance.

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	429,000	$0.96	493,500	$4.85	2,572,000	$2.81	2,161,400	$5.07

In July 2020, the Company granted 228,200 RSUs to certain employees, with vesting terms subject to regulatory, commercial, and clinical milestones, in addition to a service condition. As of June 30, 2022, 181,500 of these RSUs are outstanding. As of June 30, 2022 and 2021, respectively, the performance conditions of these RSUs were not probable of being achieved. If and when the performance milestones are deemed probable of being achieved within the required time frame, the Company may recognize up to $1.5 million of stock-based compensation.

There were no shares issued and sold under the Company’s 2016 Employee Stock Purchase Plan (“2016 ESPP”) during the three months ended June 30, 2022 and 2021, respectively. The Company issued and sold 64,743 shares for aggregate cash proceeds of $0.2 million during the six ended June 30, 2022, and 38,008 shares for aggregate cash proceeds of $0.2 million during the six months ended June 30, 2021.

Total stock-based compensation expense related to the 2016 Plan and 2016 ESPP was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$691	$717	$1,392	$1,354
General and administrative	1,327	1,363	2,726	2,483
Total stock-based compensation expense	$2,018	$2,080	$4,118	$3,837

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the Company’s 2016 Plan, and the shares purchasable under the 2016 ESPP during the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
2016 Plan
Expected term (in years)	5.98	5.83	6.01	5.97
Expected volatility	82%	83%	82%	83%
Risk-free interest	2.96%	1.03%	2.07%	0.82%
Dividend yield	—	—	—	—

2016 ESPP
Expected term (in years)	—	—	0.49	0.49
Expected volatility	—	—	76%	97%
Risk-free interest	—	—	1.09%	0.08%
Dividend yield	—	—	—	—

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

The Company received a non-refundable payment of $21.5 million and Immedica agreed to provide payment of 50% of the Company’s costs incurred in performing the PIP Trial up to a maximum of $1.8 million. In addition, the Company has the ability to receive additional payments under the agreement of up to approximately $118.4 million in regulatory and commercial milestone payments, assuming an exchange rate of $1.04 to €1.00. The Company is also entitled to receive royalties in the mid-20 percent range on net sales of the Product in the Territory. In July 2021, the Company modified the agreement with Immedica to provide certain additional services in relation to the PEACE Trial and BLA package performance obligation in exchange for the reimbursement of up to $3.0 million of the actual costs incurred in relation to such incremental services.

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

For, the three and six months ended June 30, 2022, the Company recognized revenue of $0.6 million and $2.0 million, under the Immedica Agreement related to the progress in the PEACE Phase 3 trial and BLA package performance. As of June 30, 2022, and 2021, the Company has recorded deferred revenue of $2.7 million and $7.8 million, respectively, associated with the license and supply agreement with Immedica, of which $0.3 million and $5.5 million, respectively, is classified as current.

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

The following table presents changes in the Company’s contract liabilities for the periods presented (in thousands):

	December 31,			June 30,
Six Months Ended June 30, 2022	2021	Additions	Deductions	2022
Contract liabilities:
Deferred revenue	$3,576	$1,074	$(1,987)	$2,663

The Company had no contract liabilities during the six months ended June 30, 2021 and no contract assets during the six months ended June 30, 2022 and 2021.

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

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Options to purchase common stock	8,566,549	6,845,414	8,113,849	6,439,448
Unvested restricted stock units	181,500	198,500	186,243	206,660

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our lead product candidate, pegzilarginase, is a recombinant human arginase 1 that is engineered to enzymatically degrade the amino acid arginine to lower arginine levels in patients with Arginase 1 Deficiency. We engineered pegzilarginase with modifications that enhance the stability and arginine-degrading activity of the enzyme in human plasma. For Arginase 1 Deficiency, which is a rare progressive disease, that presents in early childhood and results in severe complications and early mortality, we believe pegzilarginase may reduce the harmful metabolic effects caused by the accumulation of high levels of arginine and other arginine-derived metabolites. We are continuing to evaluate pegzilarginase in an open-label extension of our PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) Phase 3 trial and a Phase 2 open-label trial.

Our second product candidate, AGLE-177, is a novel PEGylated, or polyethylene glycol modified, human enzyme engineered to degrade free homocysteine and homocystine in patients with Homocystinuria, a serious rare metabolic disorder characterized by elevated plasma homocysteine which leads to a wide range of life-altering complications and reduced life expectancy. We engineered AGLE-177 by directed mutagenesis of amino acid within cystathionine γ-lyase, resulting in a molecule that has high substrate specificity for homocysteine and homocystine but not for the native substrate, cystathionine. Homocystinuria due to cystathionine β-synthase, or CBS, enzyme deficiency is the most common form of an inherited disorder of methionine metabolism that results in elevated homocysteine and homocystine. We believe AGLE-177 may reduce the adverse impact of CBS enzyme deficiency in the transsulfuration pathway by providing an alternate pathway for enzymatic degradation of high plasma total homocysteine levels. We are currently conducting a Phase 1/2 clinical trial for the treatment of patients with Homocystinuria.

Our third program, AGLE-325 for Cystinuria, is in preclinical development and ongoing IND-enabling activities. Cystinuria is a rare genetic disease characterized by frequent and recurrent kidney stone formation requiring multiple procedural interventions, and by an increased risk of chronic kidney disease. Cystinuria occurs due to genetic mutations in an amino acid transporter that leads to increased amounts of cystine in the urine. This results in high cystine concentrations in the urine and formation of kidney stones. As such, we engineered our Cystinuria program candidate to reduce plasma cystine and cysteine levels with accompanying reductions in urine cystine concentrations as an approach to inhibit both cystine crystal and kidney stone formation. While some IND-enabling activities continue, manufacturing of current good manufacturing practices, or cGMP, drug supply and other activities have been postponed pending availability of raw materials and additional capital resources.

We have incurred net losses in each year since inception. Our net losses were $46.8 million and $25.0 million for the six months ended June 30, 2022 and 2021, respectively, and have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of June 30, 2022, we had an accumulated deficit of $388.6 million. We anticipate that our expenses will increase as we continue our clinical development activities for our product candidates and prepare for the potential commercialization of our lead product candidate, pegzilarginase; concurrently develop our pipeline product candidates; expand and protect our intellectual property portfolio; hire additional personnel; and continue to operate as a public company. Accordingly, based on recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included herein are issued.

Recent Developments

The following summarizes our most advanced product candidates, each of which is described in further detail below.

Pegzilarginase in Patients with Arginase 1 Deficiency

Pegzilarginase is the first-ever investigative therapy that directly addresses the high arginine levels that are believed to be the key drivers of this devastating disease for patients with Arginase 1 Deficiency. We announced the topline data from the double-blind placebo-controlled portion of our PEACE Phase 3 trial in December 2021 and are currently conducting a long-term extension study to evaluate the safety and efficacy of pegzilarginase. In April 2022, we announced additional data from our ongoing PEACE Phase 3 trial. Data from the PEACE Phase 3 trial to date are summarized as follows:

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

Regulatory: On February 28, 2022, we participated in a Type B Guidance – Breakthrough Therapy Meeting, or the “February Meeting” with the U.S. Food and drug Administration, or FDA, regarding our product candidate, pegzilarginase. In the minutes of the February Meeting, the FDA noted that while the data presented in the PEACE Phase 3 trial overall appeared promising and hypothesis-generating, it disagreed that the efficacy results provide substantial evidence of effectiveness for pegzilarginase. The FDA reiterated the need to generate evidence of effectiveness of the product candidate through an additional randomized placebo-controlled trial of a duration longer than 24 weeks given that efficacy data based on effort-dependent clinical outcome assessments and related endpoints have a high potential for bias and that the Biologics License Application, or BLA, submission was not reasonable at this time.

In April 2022, we announced that after careful consideration and further review of the efficacy and safety data from the ongoing PEACE Phase 3 trial, including the updated efficacy data from that trial and long-term safety data from the pegzilarginase program, we submitted a BLA to the FDA in order to provide all the study results for the FDA to review in detail.

On June 2, 2022, we announced that we received a Refusal to File, or RTF, letter from the FDA for the BLA for pegzilarginase for the treatment of Arginase 1 Deficiency. In the RTF letter, the FDA requested additional data to support effectiveness, such as evidence showing that plasma arginine and metabolite reduction predicts clinical benefit in patients with ARG1-D or clinical data demonstrating a treatment effect on clinically meaningful outcomes. The FDA also requested additional information relating to Chemistry Manufacturing and Controls (CMC). There were no issues related to safety raised in the letter. Upon receipt of the RTF letter, we had 30 days in which to request a Type A meeting with the FDA to clarify and respond to items identified in the RTF letter. We continue to engage in dialogue with the FDA to identify a viable regulatory approach and path to BLA resubmission.

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

Licensing: We licensed to Immedica Pharma AB, or Immedica, the rights to the commercialization of pegzilarginase in the European Economic Area, United Kingdom, Switzerland, Andorra, Monaco, San Marino, Vatican City, Turkey, Saudi Arabia, United Arab Emirates, Qatar, Kuwait, Bahrain, and Oman. The license and supply agreement, or Immedica Agreement, we entered into with Immedica includes a non-refundable upfront payment of $21.5 million from Immedica and development services provided to Immedica, up to $3.0 million. Under the terms of the Immedica Agreement, we are eligible to receive additional payments of up to approximately $118.4 million in regulatory and commercial milestone payments, assuming an exchange rate of $1.04 to €1.00. Additionally, we are entitled to receive royalties in the mid-20 percent range on net sales of the product in countries included in the Immedica Agreement. In July 2021, the Immedica Agreement was modified to include additional development services, up to $3.0 million, to support the PEACE Phase 3 trial and our BLA package performance obligations. We will continue to be responsible for certain clinical development activities and the manufacturing of pegzilarginase and will retain commercialization rights in the United States and the rest of the world.

For the three and six months ended June 30, 2022, we recognized revenue of $0.6 million and $2.0 million, respectively, under the Immedica Agreement related to the progress in satisfying our obligations relating to the PEACE Phase 3 trial and BLA package performance. For the three and six months ended June 30, 2021, we recognized $13.7 million of license and development revenue in connection with the Immedica Agreement, which was attributable to $12.0 million allocated to the license and $1.7 million allocated to the PEACE Trial and BLA package.

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

In March 2022, we announced that we had completed dosing in the 0.15 mg/kg intravenous cohort in the Phase 1/2 clinical trial in 2021. AGLE-177 was well tolerated with no safety concerns and data from the first cohort showed reductions in total homocysteine in all patients. Following the results from the first cohort, we advanced to the next cohort at a once weekly subcutaneous dose of 0.45 mg/kg. As of August 2022, we have completed dosing of patients in the second cohort and we are enrolling patients in cohort 3. We expect to report initial clinical data from the Phase 1/2 trial in the fourth quarter of 2022. Additionally, we have opened the first clinical trial site in the United States, to support enrollment in the trial.

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

We presented preclinical data on a precursor molecule to AGLE-325 demonstrating reduced kidney stone formation in a preclinical model of Cystinuria. Given the compelling preclinical data and the limitations of current disease management approaches, we have advanced AGLE-325 into IND-enabling activities. Given limitations on resources and manufacturing, we have postponed certain IND-enabling activities pending availability of raw materials and additional capital resources.

Registered Direct Offering

In May 2022, we issued and sold 10,752,688 shares of common stock at an offering price of $1.60 per share and prefunded warrants to purchase 17,372,312 shares of common stock at an offering price of $1.5999 per warrant (representing the price per share of common stock sold in the offering minus the $0.0001 exercise price per warrant) in a registered direct offering pursuant to a shelf registration statement on Form S-3. The net proceeds to us from this offering were approximately $42.9 million, after deducting placement agent fees and offering costs of $2.1 million.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	June 30,		Dollar
	2022	2021	Change	% Change
	(dollars in thousands)
Revenue:
License revenue	$—	$12,000	$(12,000)	*
Development fee	625	1,696	(1,071)	63%
Total revenue	625	13,696	(13,071)	95%

Operating expenses:
Research and development	15,373	13,579	1,794	13%
General and administrative	7,675	6,822	853	13%
Total operating expenses	23,048	20,401	2,647	13%
Loss from operations	(22,423)	(6,705)	(15,718)	*
Interest income	104	19	85	*
Other (expense) income, net	5	(52)	57	*
Loss before income tax expense	(22,314)	(6,738)	(15,576)	*
Income tax expense	(9)	(92)	83	90%
Net loss	$(22,323)	$(6,830)	$(15,493)	*

*	Percentage not meaningful

License and Development Revenue.    For the three months ended June 30, 2022, we recognized $0.6 million of development fee revenue in connection with the Immedica Agreement. The total revenue generated of $0.6 million was attributable to the PEACE Phase 3 trial and BLA package. For the three months ended June 30, 2021 we recognized $13.7 million of license and development revenue in connection with the Immedica Agreement, which was attributable to $12.0 million allocated to the license and $1.7 million allocated to the PEACE Trial and BLA package.

Research and Development Expenses.    Research and development expenses increased by $1.8 million, or 13%, to $15.4 million for the three months ended June 30, 2022 from $13.6 million for the three months ended June 30, 2021. The change in research and development expenses was primarily due to:

•	a $1.9 million increase in expense associated with IND-enabling activities of AGLE-325 for the treatment of patients with Cystinuria;
•	a $0.6 million increase related to pegzilarginase manufacturing to support ex-U.S. supply;
•	the increase was partially offset by a $0.9 million decrease in expense associated with the PEACE Phase 3 trial of pegzilarginase for the treatment of patients with Arginase 1 Deficiency; and,
•	a $0.4 million decrease due to a reduction in preclinical lab work.

General and Administrative Expenses.    General and administrative expenses increased by $0.9 million, or 13%, to $7.7 million for the three months ended June 30, 2022 from $6.8 million for the three months ended June 30, 2021. The increase in general and administrative expenses was due to a $0.6 million increase in compensation and other personnel expenses, and a $0.3 increase in expenses related to our commercial capabilities and infrastructure.

Results of Operations

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022, and 2021, together with the changes in those items in dollars and as a percentage:

	Six Months Ended
	June 30,		Dollar
	2022	2021	Change	% Change
	(dollars in thousands)
Revenue:
License revenue	$—	$12,000	$(12,000)	*
Development fee	1,987	1,696	291	17%
Total revenue	1,987	13,696	(11,709)	85%

Operating expenses:
Research and development	32,351	25,434	6,917	27%
General and administrative	16,500	13,176	3,324	25%
Total operating expenses	48,851	38,610	10,241	27%
Loss from operations	(46,864)	(24,914)	(21,950)	88%
Interest income	139	41	98	*
Other expense, net	1	(83)	84	101%
Loss before income tax expense	(46,724)	(24,956)	(21,768)	87%
Income tax expense	(35)	(92)	57	62%
Net loss	$(46,759)	$(25,048)	$(21,711)	87%

*	Percentage not meaningful

License and Development Revenue.    For the six months ended June 30, 2022, we recognized $2.0 million of development fee revenue in connection with the Immedica Agreement. The total revenue generated of $2.0 million was attributable to the PEACE Phase 3 trial and BLA package. For the six months ended June 30, 2021, we recognized $13.7 million of license and development revenue in connection with the Immedica Agreement. The total revenue generated of $13.7 million was attributable to $12.0 million allocated to the license and $1.7 million allocated to the PEACE Trial and BLA package.

Research and Development Expenses.    Research and development expenses increased by $6.9 million, or 27%, to $32.3 million for the six months ended June 30, 2022 from $25.4 million for the six months ended June 30, 2021. The change in research and development expenses was due to:

•	new expenses of $2.0 million to support our BLA submission activities for pegzilarginase;
•

a $3.1 million increase in expense associated with the management and dosing of ongoing patients in our PEACE Phase 3 trial of pegzilarginase, an increased enrollment in our Phase 1/2 trial of AGLE-177 for the treatment of patients with Homocystinuria, and expense associated with IND-enabling activities of AGLE-325 for the treatment of patients with Cystinuria; and

•

higher personnel-related expenses, which increased by $1.8 million as a result of changes to employee headcount and additional compensation to support our clinical and research development capabilities.

General and Administrative Expenses.    General and administrative expenses increased by $3.3 million, or 25%, to $16.5 million for the six months ended June 30, 2022 from $13.2 million for the six months ended June 30, 2021. The increase in general and administrative expenses was primarily due to a $1.7 million increase in expenses related to our commercial capabilities and infrastructure, and to a $1.6 million increase in compensation and other personnel expenses, including $0.2 million in non-cash stock compensation.

Liquidity and Capital Resources

Sources of liquidity

We are a clinical-stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. Since our inception and through June 30, 2022, we have funded our operations primarily by raising an aggregate of approximately $506.2 million of gross proceeds from the sale and issuance of convertible preferred and common equity securities, pre-funded stock warrants, the collection of grant proceeds, and the licensing of our product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East.

In March 2021, we entered into the Immedica Agreement, pursuant to which Immedica licensed the product rights for commercialization of pegzilarginase in the European Economic Area, United Kingdom, Switzerland, Andorra, Monaco, San Marino, Vatican City, Turkey, Saudi Arabia, United Arab Emirates, Qatar, Kuwait, Bahrain, and Oman. In April 2021, we received an upfront payment of $21.5 million from Immedica. Under the terms of the Immedica Agreement, we are also eligible to receive additional payments of up to approximately $118.4 million in regulatory and commercial milestone payments, assuming an exchange rate of $1.04 to €1.00. Additionally, we are entitled to receive royalties in the mid-20 percent range on the net sales of the product in countries included in the Immedica Agreement. In July 2021, the Immedica Agreement was modified to include additional development services, up to $3.0 million, to support the PEACE Phase 3 trial and BLA package performance obligation.

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

In July 2020, we filed and the SEC declared effective a shelf registration statement on Form S-3, or the 2020 Registration Statement, for the potential offering, issuance and sale by us of up to $400.0 million of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and debt securities, subscription rights to purchase common stock and units consisting of all or some of these securities.

In May 2022, we sold 10,752.688 shares of common stock and pre-funded warrants to purchase up to 17,372,312 shares of common stock in a registered direct offering, or the 2022 RDO, for gross proceeds of $45.0 million, resulting in net proceeds of $42.9 million after deducting placement agent fees and offering costs. The shares of common stock and pre-funded warrants sold in the 2022 RDO were offered pursuant to the 2020 Registration Statement.

Also in May 2022, we entered into a sales agreement, or the 2022 Sales Agreement, with JonesTrading Institutional Services LLC, as sales agent, to issue and sell shares of our common stock for an aggregate offering price of $60.0 million under an at-the-market offering program with JonesTrading Institutional Services LLC, pursuant to the 2019 Registration Statement. As of the date of the filing of this report, $60.0 million of our common stock remained available for sale pursuant to the 2022 Sales Agreement. Any sales of common stock to be sold under the 2022 Sales Agreement will be made pursuant to the 2020 Registration Statement.

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

Due to our significant research and development expenditures, we have generated substantial losses in each period since inception. We have an accumulated deficit of $388.6 million as of June 30, 2022. We anticipate that we will continue to generate losses into the foreseeable future as we develop our product candidates, seek regulatory approval of those candidates and begin to commercialize any approved products. Until such time as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, research grants, collaborations, license and development agreements, or other sources. We currently have no debt, credit facility or additional committed capital. To the extent that we raise additional equity, the ownership interest of our stockholders will be diluted.

Based on our available cash, cash equivalents, marketable securities, and restricted cash of $90.4 million as of June 30, 2022, we believe that we have sufficient resources to fund our operations through the second quarter of 2023. We estimate such funds will be sufficient for us to (i) fund our two ongoing extension studies for patients with Arginase 1 Deficiency, (ii) advance the clinical development of AGLE-177 through our Phase 1/2 clinical trial and prepare for a potential Phase 3 trial for the treatment of patients with Homocystinuria, and (iii) to advance AGLE-325 through IND-enabling studies. Accordingly, based on recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included herein are issued. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently anticipate.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(46,936)	$(17,448)
Investing activities	26,509	(38,059)
Financing activities	42,816	170
Effect of exchange rate on cash, cash equivalents, and restricted cash	(95)	11
Net increase (decrease) in cash, cash equivalents, and restricted cash	$22,294	$(55,326)

Cash used in operating activities

Cash used in operating activities for the six months ended June 30, 2022 was $46.9 million and reflected a net loss of $46.8 million. Our net loss was offset in part by non-cash expenses of $4.1 million for stock-based compensation, $0.8 million for depreciation and amortization, and $0.3 million for operating lease expense. The net change in operating assets and liabilities of $5.5 million was primarily related to a $2.4 million increase in prepaid and other current assets, a $1.7 million decrease in accrued compensation costs and a $0.9 million decrease in deferred revenue.

Cash used in operating activities for the six months ended June 30, 2021 was $17.4 million and reflected a net loss of $25.0 million. Our net loss was offset in part by a non-cash expense of $3.8 million for stock-based compensation, $0.8 million for depreciation and amortization, and $0.2 million for operating lease expense. The net change in operating assets and liabilities of $2.9 million was primarily related to a $7.8 million increase in deferred revenue due to receiving a $21.5 million upfront payment under the Immedica Agreement offset by the recognition of revenue allocated to the license, PEACE trial and BLA filing. Additional offset included a $2.9 million increase in prepaid expenses and other assets due to advance payment for the Phase 1/2 trial of AGLE-177 and a $1.9 million decrease in accrued liabilities and accounts payable due to payments for pre-commercial manufacturing and compensation costs.

Cash provided by (used in) investing activities

Cash provided by investing activities for the six months ended June 30, 2022 was $26.5 million and consisted of $54.3 million in maturities and sales of marketable securities, offset by $27.8 million in purchases of marketable securities.

Cash used in investing activities for the six months ended June 30, 2021 was $38.1 million and consisted of $93.6 million in purchases of marketable securities and $0.5 million in purchases of property and equipment, offset by $56.0 million in maturities of marketable securities.

Cash provided by financing activities

Cash provided by financing activities for the six months ended June 30, 2022 was $42.8 million, which consisted of $45.0 million from the registered direct offering of our common stock and pre-funded warrants in May 2022, offset by $2.1 million of placement agent fees and offering costs, and $0.2 million sale of common stock under our 2016 Employee Stock Purchase Plan, offset by $0.3 million in principal payments made on our finance lease obligations.

Cash provided by financing activities for the six months ended June 30, 2021 was $0.2 million, which consisted of $0.4 million in stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan, offset by $0.2 million in principal payments made on our finance lease obligations.

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

As of June 30, 2022, we held $90.4 million in cash, cash equivalents, marketable securities, and restricted cash, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in money market funds, commercial paper, and corporate bonds.

We are also exposed to market risk related to changes in foreign currency exchange rates, as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. For the six months ended June 30, 2022, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, since inception, we have incurred significant operating losses. For the six months ended June 30, 2022, we reported a net loss of $46.8 million. For the years ended December 31, 2021 and 2020, we reported a net loss of $65.8 million and $80.9 million, respectively. As of June 30, 2022, we had an accumulated deficit of $388.6 million. Based upon our current operating plans, we believe that we have sufficient resources to fund operations through the second quarter of 2023 with our existing cash, cash equivalents, and marketable securities. Accordingly, based on recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within twelve months of the issuance date of these financial statements. We plan to address this condition through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including collaborations with other companies or other strategic transactions. In the past, we have financed our operations primarily through private placements of our preferred stock, the initial public offering of our common stock, follow-on public offerings of our common stock and pre-funded warrants, collection of a research grant, and the licensing of our product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East. We have devoted substantially all of our efforts to research and development. Currently, we are conducting clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency and for AGLE-177 for the treatment of Homocystinuria. We have not initiated clinical development of our other product candidates and none of our product candidates are ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

To become and remain profitable, we must develop and eventually commercialize a product candidate or product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing nonclinical testing, initiating and completing clinical trials of one or more of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those product candidates for which we obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. We reported in April 2022 that we submitted a BLA to the FDA for pegzilarginase for the treatment of Arginase 1 Deficiency and on June 2, 2022, announced that we received a Refusal to File letter, or RTF Letter, from the FDA regarding our BLA submission. In the RTF Letter, the FDA requested additional data to support effectiveness and additional information relating to Chemistry Manufacturing and Controls. We are in the nonclinical development stages for our remaining product candidates. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain or expand our research and development efforts, expand our business or continue our operations.

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

In order to execute on our strategy of advancing the clinical development of our product candidates, we completed the double-blind placebo-controlled portion of our global pivotal PEACE Phase 3 clinical trial and are conducting two long-term extension studies in the PEACE Phase 3 clinical trial and Phase 1/2 open-label extension study for the treatment of Arginase 1 Deficiency, and a Phase 1/2 clinical trial of AGLE-177 for the treatment of patients with Homocystinuria. If our product candidates fail to work as we expect, or if we need to conduct additional studies to better understand the relationship between our product candidates and clinical activity, our ability to assess the therapeutic effect, seek regulatory approval or otherwise begin or further clinical development, could be compromised. Although we submitted our BLA to the FDA to support approval for pegzilarginase based on the results of PEACE Phase 3 trial, on June 2, 2022, we announced that we received a RTF Letter from the FDA regarding our BLA submission. In the RTF Letter, the FDA requested additional data to support effectiveness and additional information relating to Chemistry Manufacturing and Controls. The FDA has noted that, while the data presented in the PEACE Phase 3 trial overall appeared promising and hypothesis-generating, it disagreed that the efficacy results provide substantial evidence of effectiveness for pegzilarginase. The FDA also previously reiterated the need to generate evidence of effectiveness of the product candidate through an additional randomized placebo-controlled trial of a duration longer than 24 weeks given that efficacy data based on effort-dependent clinical outcome assessments and related endpoints have a high potential for bias. If we re-submit a BLA, the FDA may again decide not to file our BLA or approve the BLA in a timely manner, or at all. If the FDA does not approve our BLA, we may need to conduct additional studies and our expected timing of commercialization of pegzilarginase could be delayed, or we may never commercialize pegzilarginase.

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

We announced updated data from our ongoing PEACE Phase 3 trial in December 2021 and additional data in April 2022, and submitted a BLA to the FDA seeking full approval of pegzilarginase. On June 2, 2022, we reported that we received a RTF Letter from the FDA regarding the BLA. In the RTF Letter, the FDA requested additional data to support effectiveness and additional information relating to Chemistry Manufacturing and Controls. Even though the PEACE Phase 3 trial achieved statistical significance on its primary endpoint and a positive trend in a component of the key secondary endpoint was observed, nominal statistical significance was not reached on any of the prespecified key secondary or secondary endpoints evaluating motor assessments. Even if we re-submit a BLA and the FDA files our BLA, the FDA may not conclude that the design of or results seen in the trial sufficiently demonstrate substantial evidence of effectiveness, including the demonstration of a clinically meaningful effect. The FDA also weighs the benefits of a product against its risks and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. We cannot predict whether any BLA we may submit in the future for pegzilarginase will be filed or approved in a timely manner or at all.

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

In addition, the trading prices for our common stock and other biopharmaceutical companies, as well as the broader equity and debt markets, have been highly volatile as a result of the COVID-19 pandemic and the resulting impact on economic activity. The COVID-19 pandemic has also contributed to other macroeconomic conditions, including rising interest rates and inflation. As a result, we may face difficulties raising capital when needed, and any such sales may be on unfavorable terms to us. Further, to the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted.

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

We do not know whether any of our planned or current nonclinical studies, or ongoing or planned clinical trials, will need to be restructured or will be completed on schedule, or at all. For example, in June 2017, we delayed enrollment of pediatric patients in our Phase 1/2 clinical trial of pegzilarginase for the treatment of Arginase 1 Deficiency due to a difference in opinion with the FDA on data required to support inclusion of pediatric patients. Although we reached an agreement with the FDA in November 2017 and began dosing pediatric patients, the FDA may require additional information or studies to be conducted, or impose conditions that could further delay or restrict our other planned clinical activities in the future. We began our global pivotal PEACE Phase 3 clinical trial in which we are studying plasma arginine reduction from baseline over 24 weeks as our primary endpoint. However, evidence of stabilization or improvement of clinical signs and symptoms of Arginase 1 Deficiency, such as our secondary endpoints, consisting of clinical outcome assessments focused primarily on mobility, as well as clinician and caregiver global impressions of effectiveness, may be required in addition to the primary endpoint to support approval. Certain of our clinical outcome secondary endpoints are being measured using motor assessments that have not been previously validated for Arginase 1 Deficiency, including the gross motor function classification system. Such motor assessments have only been validated in ambulatory children with cerebral palsy. We believe these motor functional assessments are translatable to Arginase 1 Deficiency patients given the similarities in symptoms of children with cerebral palsy and the Arginase 1 Deficiency populations, however the FDA or other Health Authorities may disagree. For example, on June 2, 2022, we reported that we received a RTF Letter from the FDA regarding the our BLA submission for pegzilarginase. In the RTF Letter, the FDA requested additional data to support effectiveness and additional information relating to Chemistry Manufacturing and Controls.

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

We are currently conducting nonclinical development of our product candidates other than our clinical trials for pegzilarginase for the treatment of patients with Arginase 1 Deficiency and AGLE-177 for the treatment of patients with Homocystinuria. Progression of any candidate into clinical trials is inherently risky and dependent on the results obtained in nonclinical programs, and other potential results such as the results of other clinical programs and results of third-party programs. If results are not available when expected or problems are identified during therapy development, we may experience significant delays in clinical development. This may also impact our ability to achieve certain financial milestones and the expected timeframes to market any of our product candidates. Additionally, commencing any future clinical trials is subject to finalizing the trial design and submitting an IND, CTA or comparable submission in other jurisdictions. We plan to advance AGLE-325 for the treatment of patients with Cystinuria through IND-enabling studies and potential subsequent initiation of clinical development. Even after we submit an IND, CTA or comparable submission in other jurisdictions, the Health Authorities could disagree that we have satisfied their requirements to commence our clinical trials, disagree with our study design, or may change their guidance criteria, which may require us to complete additional nonclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials. Failure to submit or have effective INDs, CTAs or other comparable foreign equivalents and commence clinical programs will ultimately limit our opportunity to generate revenue.

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

•	delays due to production shortages resulting from any events affecting supply or manufacturing capabilities domestically and abroad;
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the application for such product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review of any future BLA we submit for pegzilarginase and for applications for our other product candidates. The FDA has broad discretion with respect to whether or not to grant priority review designation to an application, so even if we believe an application for a particular product candidate is eligible for such designation, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in an expedited regulatory review or approval process or confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

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

We are a clinical-stage biotechnology company with a limited operating history, and, as of June 30, 2022, had 92 employees. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We have a concentrated stockholder base and our executive officers and directors, combined with our stockholders who, to our knowledge, each owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a substantial number of our capital stock as of June 30, 2022. As a result, if these stockholders were to choose to act together, they may be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would likely control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Our stock price is volatile. The stock market in general and the market for smaller biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	the success or failure of competitive products or technologies;
•	results of ongoing or planned clinical trials of our product candidates or those of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	operating results that fail to meet expectations of securities analysts that cover our company;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic and market conditions, including rising interest rates and inflation and the economic impact of the war in Ukraine and the ongoing COVID-19 pandemic; and
•	the other factors described in this “Risk Factors” section.

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

In May 2022, we entered into a securities purchase agreement with certain institutional investors providing for the purchase and sale of our common stock and pre-funded warrants to purchase shares of common stock in a registered direct offering for gross proceeds to us of approximately $45.0 million prior to deducting placement agent fees and estimated offering expenses. The financing included the issuance and sale of 10,752,688 shares of our common stock and pre-funded warrants to purchase 17,372,397 shares of our common stock.

In May 2022, we entered into an “at-the-market” offering of our common stock pursuant to a sales agreement between us and JonesTrading Institutional Services LLC, or JonesTrading, under a shelf registration statement on Form S-3. Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver a placement notice to JonesTrading at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or JonesTrading pursuant to the terms of the sales agreement. The number of shares that are sold by JonesTrading after delivering a placement notice will fluctuate based on the market price of our common stock during the sales period and limits we set with JonesTrading. Because the price per share of each share sold pursuant to the sales agreement will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. Issuances of any shares sold pursuant to the sales agreement will have a dilutive effect on our existing stockholders.

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

As of June 30, 2022, we have issued pre-funded warrants to purchase a total of 34,982,640 shares of our common stock, of which 2,000,000 have been exercised and 32,982,640 are outstanding. Each pre-funded warrant is exercisable for $0.0001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.

There is no public market for our pre-funded warrants.

There is no public trading market for our pre-funded warrants issued in the February 2019, April 2020 and May 2022 public offerings, and we do not expect a market to develop. In addition, we do not intend to apply to list the pre-funded warrants on any securities exchange or nationally recognized trading system, including the Nasdaq Global Market. Without an active market, the liquidity of the pre-funded warrants will be limited and their value may be adversely impacted.

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

The price of our common stock does not meet the requirements for continued listing on Nasdaq. If we fail to regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

The continued listing standards of Nasdaq require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. If the closing minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. As previously reported, on July18, 2022, we received a notice from the Nasdaq Listing Qualifications Department notifying us that for 30 consecutive trading days, the bid price of our common stock had closed below the minimum $1.00 per share requirement. In accordance with Nasdaq’s listing rules, we were afforded a grace period of 180 calendar days, or until January 16, 2023, to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days.

If we fail to regain compliance by January 16, 2023, we may be eligible for a second 180 day compliance period if we elect to transfer to The Nasdaq Capital market, provided that, on such date, we meet the continued listing requirement for market value of publicly held shares and all other applicable Nasdaq listing requirements (other than the minimum closing bid price requirement) and we provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. Such extension of the grace period would be subject to Nasdaq’s discretion, and there can be no guarantee that we would be granted an extension.

We cannot provide any guarantee that we will regain compliance during the grace period or be able to maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to regain compliance during the grace period, or any extension of the grace period for which we may be eligible, our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit				Incorporate by	Exhibit	Filed
Number	Description	Form	File No	Date of Filing	No.	Herewith

4.1	Form of Pre-Funded Warrant	8-K	001-37722	May 6,2022	4.1

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101

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

Date: August 4, 2022

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Anthony G. Quinn
Anthony G. Quinn, M.B Ch.B, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2022

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Jonathan Alspaugh
Jonathan Alspaugh
Chief Financial Officer
(Principal Financial Officer and duly Authorized Signatory)