Form 10-Q
period 2022-09-30
Aeglea BioTherapeutics, Inc.
filed 2022-11-03
CIK 1636282

T W

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the registrant had 61,511,078 shares of common stock, $0.0001 par value per share, outstanding.

AEGLEA BIOTHERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$38,989	$15,142
Marketable securities	34,687	77,986
License and development receivables	669	815
Prepaid expenses and other current assets	7,874	4,948
Total current assets	82,219	98,891
Restricted cash	1,529	1,838
Property and equipment, net	3,555	4,549
Operating lease right-of-use assets	3,514	3,806
Other non-current assets	749	842
TOTAL ASSETS	$91,566	$109,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,178	$3,319
Operating lease liabilities	587	436
Deferred revenue	505	2,359
Accrued and other current liabilities	12,408	14,030
Total current liabilities	17,678	20,144
Non-current operating lease liabilities	4,159	4,608
Deferred revenue, net of current portion	2,174	1,217
Other non-current liabilities	—	16
TOTAL LIABILITIES	24,011	25,985
Commitments and Contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 61,511,078 shares and 49,355,130 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	6	5
Additional paid-in capital	474,535	425,765
Accumulated other comprehensive loss	(184)	(20)
Accumulated deficit	(406,802)	(341,809)
TOTAL STOCKHOLDERS’ EQUITY	67,555	83,941
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,566	$109,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
License	$—	$—	$—	$12,000
Development fee	174	1,399	2,161	3,095
Total revenue	174	1,399	2,161	15,095

Operating expenses:
Research and development	11,977	14,853	44,328	40,287
General and administrative	6,952	6,839	23,452	20,015
Total operating expenses	18,929	21,692	67,780	60,302
Loss from operations	(18,755)	(20,293)	(65,619)	(45,207)

Other income (expense):
Interest income	288	36	427	77
Other income (expense), net	24	(24)	25	(107)
Total other income (expense)	312	12	452	(30)
Loss before income tax expense	(18,443)	(20,281)	(65,167)	(45,237)
Income tax benefit (expense)	209	(26)	174	(118)
Net loss	$(18,234)	$(20,307)	$(64,993)	$(45,355)

Net loss per share, basic and diluted	$(0.19)	$(0.31)	$(0.81)	$(0.69)
Weighted-average common shares outstanding, basic and diluted	94,197,958	65,789,449	80,574,683	65,675,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(18,234)	$(20,307)	$(64,993)	$(45,355)
Other comprehensive income (loss):
Foreign currency translation adjustment	(38)	(10)	(87)	(4)
Unrealized gain (loss) on marketable securities	74	1	(77)	(5)
Total comprehensive loss	$(18,198)	$(20,316)	$(65,157)	$(45,364)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	Three and Nine Months Ended September 30, 2022
			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances - December 31, 2021	49,355	$5	$425,765	$(20)	$(341,809)	$83,941
Issuance of common stock in connection with employee stock purchase plan	65	—	184	—	—	184
Stock-based compensation expense	—	—	2,101	—	—	2,101
Foreign currency translation adjustment	—	—	—	(13)	—	(13)
Unrealized loss on marketable securities	—	—	—	(120)	—	(120)
Net loss	—	—	—	—	(24,436)	(24,436)
Balances - March 31, 2022	49,420	$5	$428,050	$(153)	$(366,245)	$61,657
Issuance of common stock and pre-funded warrants in connection with registered direct offering, net of offering costs	10,753	1	42,872	—	—	42,873
Issuance of common stock in connection with exercise of pre-funded warrants	1,000	—	—	—	—	—
Stock-based compensation expense	—	—	2,017	—	—	2,017
Foreign currency translation adjustment	—	—	—	(36)	—	(36)
Unrealized loss on marketable securities	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	(22,323)	(22,323)
Balances - June 30, 2022	61,173	$6	$472,939	$(220)	$(388,568)	$84,157
Issuance of common stock in connection with exercise of pre-funded warrants	251	—	—	—	—	—
Issuance of common stock in connection with registered direct offering, net of offering costs	—	—	(8)	—	—	(8)
Issuance of common stock in connection with employee stock purchase plan	87		38			38
Stock-based compensation expense	—	—	1,566	—	—	1,566
Foreign currency translation adjustment	—	—	—	(38)	—	(38)
Unrealized gain on marketable securities	—	—	—	74	—	74
Net loss	—	—	—	—	(18,234)	(18,234)
Balances - September 30, 2022	61,511	$6	$474,535	$(184)	$(406,802)	$67,555

	Three and Nine Months Ended September 30, 2021
			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances - December 31, 2020	47,959	$5	$415,824	$11	$(276,008)	$139,832
Issuance of common stock in connection with employee stock purchase plan	38	—	224	—	—	224
Issuance of common stock in connection with exercise of stock options	23	—	146	—	—	146
Issuance of common stock in connection with exercise of pre-funded warrants	1,000	—	—	—	—	—
Stock-based compensation expense	—	—	1,757	—	—	1,757
Foreign currency translation adjustment	—	—	—	4	—	4
Unrealized gain on marketable securities	—	—	—	10	—	10
Net loss	—	—	—	—	(18,218)	(18,218)
Balances - March 31, 2021	49,020	$5	$417,951	$25	$(294,226)	$123,755
Issuance of common stock in connection with exercise of stock options	6	—	33	—	—	33
Stock-based compensation expense	—	—	2,080	—	—	2,080
Foreign currency translation adjustment	—	—	—	2	—	2
Unrealized loss on marketable securities	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(6,830)	(6,830)
Balances - June 30, 2021	49,026	$5	$420,064	$11	$(301,056)	$119,024
Issuance of common stock in connection with employee stock purchase plan	45	—	230	—	—	230
Issuance of common stock in connection with exercise of stock options	235	—	1,036	—	—	1,036
Stock-based compensation expense	—	—	2,107	—	—	2,107
Foreign currency translation adjustment	—	—	—	(10)	—	(10)
Unrealized gain on marketable securities	—	—	—	1	—	1
Net loss	—	—	—	—	(20,307)	(20,307)
Balances - September 30, 2021	49,306	$5	$423,437	$2	$(321,363)	$102,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,993)	$(45,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,182	1,165
Stock-based compensation	5,684	5,944
Purchase net premium on marketable securities	351	(374)
Non-cash operating lease expense	292	334
Net amortization of premium (accretion of discount) on marketable securities	(175)	490
Other	—	2
Changes in operating assets and liabilities:
Accounts payable	859	(390)
License and development receivables	146	—
Prepaid expenses and other assets	(2,863)	(1,555)
Accrued and other liabilities	(1,293)	(828)
Deferred revenue	(897)	6,405
Operating lease liabilities	(297)	(286)
Net cash used in operating activities	(62,004)	(34,448)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(38)	(573)
Purchases of marketable securities	(35,000)	(119,829)
Proceeds from maturities and sales of marketable securities	78,046	88,120
Net cash provided by (used in) investing activities	43,008	(32,282)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and pre-funded warrants in registered direct offering, net of offering costs	42,874	—
Proceeds from employee stock plan purchases and stock option exercises	222	1,654
Principal payments on finance lease obligation	(410)	(341)
Net cash provided by financing activities	42,686	1,313
Effect of exchange rate on cash, cash equivalents, and restricted cash	(152)	(18)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	23,538	(65,435)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Beginning of period	16,980	91,937
End of period	$40,518	$26,502

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Leased assets obtained in exchange for lease obligations	$—	$872

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company and Basis of Presentation

Aeglea BioTherapeutics, Inc. (“Aeglea” or the “Company”) is a clinical-stage biotechnology company redefining the potential of human enzyme therapeutics to benefit people with rare metabolic diseases with limited treatment options. The Company was formed as a Limited Liability Company ("LLC") in Delaware on December 16, 2013 under the name Aeglea BioTherapeutics Holdings, LLC and was converted from a Delaware LLC to a Delaware corporation on March 10, 2015. The Company operates in one segment and has its principal offices in Austin, Texas.

Liquidity

As of September 30, 2022, the Company had working capital of $64.5 million, an accumulated deficit of $406.8 million, and cash, cash equivalents, marketable securities, and restricted cash of $75.2 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s products will require significant additional financing.

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

In accordance with Accounting Standard Codification ("ASC") 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Based upon the Company’s current operating plans, the Company believes that it has sufficient resources to fund operations into the fourth quarter of 2023 with its existing cash, cash equivalents, and marketable securities. Accordingly, based on its recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance its future operations, the Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within twelve months of the issuance date of these financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and assumes the Company will continue as a going concern through the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. The Company plans to address this condition through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including collaborations with other companies or other strategic transactions.

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of September 30, 2022, and its results of operations for the three and nine months ended September 30, 2022 and 2021, changes in stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The December 31, 2021 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission ("SEC").

2. Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

These interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and SEC instructions for interim financial information, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”). Significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in the Company's Annual Report. The Company uses the same accounting policies in preparing quarterly and annual financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets, liabilities, and equity and the amount of revenues and expenses. Actual results could differ significantly from those estimates. The most significant estimates and assumptions that management considers in the preparation of our financial statements relate to accrued research and development costs, stock-based compensation expense and revenue recognition.

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables sets forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$13,554	$—	$—	$13,554
U.S. treasury securities	999	—	—	999
Commercial paper	—	35,206	—	35,206
U.S. government securities	—	6,974	—	6,974
Corporate bonds	—	3,974	—	3,974
Total financial assets	$14,553	$46,154	$—	$60,707

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$8,888	$—	$—	$8,888
Commercial paper	—	65,412	—	65,412
Corporate bonds	—	12,574	—	12,574
Total financial assets	$8,888	$77,986	$—	$86,874

The Company measures the fair value of money market funds on quoted prices in active markets for identical asset or liabilities. The Level 2 assets include commercial paper, U.S. government securities and corporate bonds and are valued based on quoted prices for similar assets in active markets and inputs other than quoted prices that are derived from observable market data. The Company evaluates transfers between levels at the end of each reporting period.

4. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$13,554	$—	$—	$13,554
U.S. government securities	6,974	—	—	6,974
Commercial paper	5,492	—	—	5,492
Total cash equivalents	26,020	—	—	26,020

Marketable securities:
Commercial paper	29,809	—	(95)	29,714
Corporate bonds	3,993	—	(19)	3,974
U.S. treasury securities	1,001	—	(2)	999
Total marketable securities	$34,803	$—	$(116)	$34,687

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$8,888	$—	$—	$8,888
Commercial paper	—	—	—	—
Total cash equivalents	8,888	—	—	8,888

Marketable securities:
Commercial paper	65,443	3	(34)	65,412
Corporate bonds	12,581	—	(7)	12,574
Total marketable securities	$78,024	$3	$(41)	$77,986

The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$30,960	$(95)	$—	$—	$30,960	$(95)
Corporate bonds	3,974	(19)	—	—	3,974	(19)
U.S. treasury securities	999	(2)	—	—	999	(2)
Total marketable securities	$35,933	$(116)	$—	$—	$35,933	$(116)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$47,425	$(34)	$—	$—	$47,425	$(34)
Corporate bonds	12,573	(7)	—	—	12,573	(7)
Total marketable securities	$59,998	$(41)	$—	$—	$59,998	$(41)

The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. As of September 30, 2022 and December 31, 2021, an allowance for credit losses had not been recognized. Given our intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, we do not consider these marketable securities to be impaired as of September 30, 2022 and December 31, 2021.

There were no realized gains or losses on marketable securities for the three and nine months ended September 30, 2022 and 2021. Interest on marketable securities is included in interest income. Accrued interest receivable on available-for-sale debt securities was immaterial at September 30, 2022. Accrued interest totaled $0.1 million at December 31, 2021 and is excluded from the estimate of credit losses.

The following table summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	September 30,	December 31,
	2022	2021
Due in one year or less	$34,687	$77,986
Due thereafter	—	—
Total marketable securities	$34,687	$77,986

The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued compensation	$4,690	$4,988
Accrued contracted research and development costs	5,842	5,995
Accrued professional and consulting fees	1,514	2,264
Other	362	783
Total accrued and other current liabilities	$12,408	$14,030

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

As of September 30, 2022, the following pre-funded warrants for common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
February 8, 2019	None	$0.0001	3,750,000
April 30, 2020	None	$0.0001	11,860,328
May 20, 2022	None	$0.0001	17,120,800
Total pre-funded warrants			32,731,128

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

As of September 30, 2022, the 2016 Plan had 1,182,245 shares available for future issuance.

The following table summarizes the Company’s stock awards granted for each of the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30, 2022
	2022		2021		2022		2021
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	1,270,153	$0.67	396,200	$4.91	3,842,153	$2.10	2,557,600	$5.05

In July 2020, the Company granted 228,200 RSUs to certain employees, with vesting terms subject to regulatory, commercial, and clinical milestones, in addition to a service condition. As of September 30, 2022, 150,000 of these RSUs are outstanding. As of September 30, 2022 and 2021, respectively, the performance conditions of these RSUs were not probable of being achieved. If and when the performance milestones are deemed probable of being achieved within the required time frame, the Company may recognize up to $1.2 million of stock-based compensation.

Under the Company’s 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company issued and sold 87,087 shares for aggregate cash proceeds of less than $0.1 million during the three months ended September 30, 2022 and 151,827 shares for aggregate cash proceeds of $0.2 million during the nine months ended September 30, 2022. There were 44,957 shares issued and sold under the 2016 ESPP for aggregate cash proceeds of $0.2 million during the three months ended September 30, 2021 and 82,965 shares for aggregate cash proceeds of $0.4 million during the nine months ended September 30, 2021.

Total stock-based compensation expense related to the 2016 Plan and 2016 ESPP was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$639	$703	$2,031	$2,057
General and administrative	926	1,404	3,653	3,887
Total stock-based compensation expense	$1,565	$2,107	$5,684	$5,944

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the Company’s 2016 Plan, and the shares purchasable under the 2016 ESPP during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
2016 Plan
Expected term (in years)	6.02	6.08	5.96	5.99
Expected volatility	85%	82%	83%	83%
Risk-free interest	3.16%	0.95%	2.43%	0.84%
Dividend yield	—	—	—	—

2016 ESPP
Expected term (in years)	0.50	0.50	0.49	0.50
Expected volatility	95%	77%	84%	86%
Risk-free interest	3.26	0.08%	1.95%	0.08%
Dividend yield	—	—	—	—

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

The Company received a non-refundable payment of $21.5 million and Immedica agreed to provide payment of 50% of the Company’s costs incurred in performing the PIP Trial up to a maximum of $1.8 million. In addition, the Company has the ability to receive additional payments under the agreement of up to approximately $113.4 million in regulatory and commercial milestone payments, assuming an exchange rate of $0.98 to €1.00. The Company is also entitled to receive royalties in the mid-20 percent range on net sales of the Product in the Territory. In July 2021, the Company modified the agreement with Immedica to provide certain additional services in relation to the PEACE Trial and BLA package performance obligation in exchange for the reimbursement of up to $3.0 million of the actual costs incurred in relation to such incremental services.

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

The Company has allocated $9.6 million and $3.5 million of the modified transaction price to the PEACE Trial and BLA package and PIP Trial performance obligations, respectively, based on the stand-alone selling prices ("SSP"), which was based on the estimated costs that a third-party would charge in performing such services on a stand-alone basis. The SSP for the License was established at inception of the arrangement using a residual value approach due to the uniqueness of and lack of observable data related to the License, and without a specific analog from which to make reliable estimates, resulting in an allocation of $12.0 million.

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

For the three and nine months ended September 30, 2022, the Company recognized revenue of $0.2 million and $2.2 million, under the Immedica Agreement related to the progress in the PEACE Trial and BLA package performance. For the three and nine months ended September 30, 2021, the Company recognized revenue of $1.4 million and $3.1 million, respectively, related to the PEACE Trial and BLA package performance obligation. For the three and nine months ended September 30, 2021, the Company recognized no revenue and $12.0 million, respectively, related to the transfer of the License. As of September 30, 2022, and 2021, the Company has recorded deferred revenue of $2.7 million and $6.4 million, respectively, associated with the license and supply agreement with Immedica, of which $0.5 million and $4.8 million, respectively, is classified as current.

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

The following table presents changes in the Company’s contract liabilities for the periods presented (in thousands):

	December 31,			September 30,
Nine Months Ended September 30, 2022	2021	Additions	Deductions	2022
Contract liabilities:
Deferred revenue	$3,576	$1,264	$(2,161)	$2,679

The Company had no contract liabilities during the nine months ended September 30, 2021 and no contract assets during the nine months ended September 30, 2022 and 2021.

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

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Options to purchase common stock	8,788,325	7,066,486	8,384,866	6,650,758
Unvested restricted stock units	150,000	194,435	182,879	202,540

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
-
Meaningful and sustainable commercial opportunities
-
Potential to be first in class or best in class, with little competition

Our product candidate, pegtarviliase, previously referred to as AGLE-177, is a novel PEGylated, or polyethylene glycol modified, human enzyme engineered to degrade free homocysteine and homocystine in patients with Homocystinuria, a serious rare metabolic disorder characterized by elevated plasma homocysteine which leads to a wide range of life-altering complications and reduced life expectancy. We engineered pegtarviliase by directed mutagenesis of amino acids within cystathionine γ-lyase, resulting in a molecule that has high substrate specificity for homocysteine and homocystine but not for the native substrate, cystathionine. Classical Homocystinuria, or Homocystinuria due to cystathionine β-synthase, or CBS, enzyme deficiency is the most common form of an inherited disorder of methionine metabolism that results in elevated homocysteine and homocystine. We believe pegtarviliase may reduce the adverse impact of CBS enzyme deficiency in the transsulfuration pathway by providing an alternate pathway for enzymatic degradation of high plasma total homocysteine levels. We are currently conducting a Phase 1/2 clinical trial for the treatment of patients with Classical Homocystinuria.

Our most advanced product candidate, pegzilarginase, is a recombinant human arginase 1 that is engineered to enzymatically degrade the amino acid arginine to lower arginine levels in patients with Arginase 1 Deficiency. We engineered pegzilarginase with modifications that enhance the stability and arginine-degrading activity of the enzyme in human plasma. For Arginase 1 Deficiency, which is a rare progressive disease, that presents in early childhood and results in severe complications and early mortality, we believe pegzilarginase may reduce the harmful metabolic effects caused by the accumulation of high levels of arginine and other arginine-derived metabolites. We are continuing to evaluate pegzilarginase in an open-label extension of our PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) Phase 3 trial and a Phase 2 open-label trial. Our intent is to discontinue these ongoing open-label studies and transition the patients in these trials to a single open-label study.

Our third program, AGLE-325 for Cystinuria, is in preclinical development and ongoing IND-enabling activities. Cystinuria is a rare genetic disease characterized by frequent and recurrent kidney stone formation requiring multiple procedural interventions, and by an increased risk of chronic kidney disease. Cystinuria occurs due to genetic mutations in an amino acid transporter that leads to increased amounts of cystine in the urine. This results in high cystine concentrations in the urine and formation of kidney stones. As such, we engineered our Cystinuria program candidate to reduce plasma cystine and cysteine levels with accompanying reductions in urine cystine concentrations as an approach to inhibit both cystine crystal and kidney stone formation. While some IND-enabling activities continue, production of current good manufacturing practices, drug supply and other activities have been postponed pending availability of raw materials and additional capital resources.

We have incurred net losses in each year since inception. Our net losses were $65.0 million and $45.4 million for the nine months ended September 30, 2022 and 2021, respectively, and have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of September 30, 2022, we had an accumulated deficit of $406.8 million. We anticipate that our expenses will increase as we continue our clinical development activities for our product candidates and prepare for the potential commercialization of our most advanced product candidate, pegzilarginase; concurrently develop our pipeline product candidates; expand and protect our intellectual property portfolio; hire additional personnel; and continue to operate as a public company. Accordingly, based on recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included herein are issued.

Recent Developments

The following summarizes our most advanced product candidates, each of which is described in further detail below.

Program
Research
Phase 1/2
Phase 3
Regulatory Review
Pegtarviliase (AGLE-177)
Homocystinuria
Pegzilarginase
Arginase 1 Deficiency
MAA Validated by EMA
AGLE-325
Cystinuria
Undisclosed
Rare Diseases

Pegtarviliase in Patients with Homocystinuria

We are currently conducting a Phase 1/2 clinical trial for the treatment of patients with Classical Homocystinuria to assess the safety and clinical activity of pegtarviliase. The primary objective of the trial is to evaluate the safety and tolerability of pegtarviliase in patients with Classical Homocystinuria. As a secondary objective, the trial will also characterize the pharmacokinetics and pharmacodynamics relationship of pegtarviliase after single and multiple doses following intravenous and subcutaneous administration, as well as the magnitude of change in plasma total homocysteine, or tHcy.

We plan to enroll 16 to 20 patients diagnosed with Classical Homocystinuria, aged 12 years or older in the United Kingdom and Australia and aged 18 years or older in the United States with plasma homocysteine levels greater than 80 μM. Patients will be dosed once weekly for four weeks, with four patients planned in each of the four dosing cohorts and an option to include a fifth cohort as needed.

In October 2022, we announced that we are currently dosing patients in the third cohort of the Phase 1/2 clinical trial at a dose level of 1.35 mg/kg delivered subcutaneously. Further, in October 2022, we received a letter from the FDA regarding our recently submitted protocol amendment for the Phase 1/2 clinical trial of pegtarviliase for the treatment of Classical Homocystinuria. The protocol amendment, among other things, requested the inclusion of adolescent patients at clinical trial sites in the United States. The FDA stated the protocol did not provide adequate justification and evidence to support the prospect of direct clinical benefit for pediatric patients and placed the trial on partial clinical hold for the enrollment of patients less than 18 years of age under this investigational new drug at this time. We intend to address the feedback from the FDA and aim to satisfy the requirements for prospective benefit for future inclusion of pediatric patients under the investigational new drug, including in a potential pivotal trial. The partial clinical hold only applies to the investigational new drug with the FDA, and we believe that the letter should not impact the planned enrollment and dosing of patients aged 18 years and older in the United States or patients aged 12 years and older in the United Kingdom and Australia. In March 2022, we announced that data from the 0.15 mg/kg intravenous cohort showed that pegtarviliase was well tolerated with no safety concerns and reductions in total homocysteine were seen in all patients. We expect to report initial clinical data from the Phase 1/2 trial in the fourth quarter of 2022, including data from the third cohort.

We have obtained Orphan Drug Designation from the FDA and EMA for pegtarviliase for the treatment of patients with Homocystinuria. In addition, the FDA granted a Rare Pediatric Disease designation for pegtarviliase for the treatment of Homocystinuria. This designation by the FDA enables the potential to receive a Rare Pediatric Disease priority review voucher upon approval of a qualifying BLA for pegtarviliase if approved before October 1, 2026.

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

Pegzilarginase in Patients with Arginase 1 Deficiency

Pegzilarginase is the first-ever investigative therapy that directly addresses the high arginine levels that are believed to be the key drivers of this devastating disease for patients with Arginase 1 Deficiency. We announced the topline data from the double-blind placebo-controlled portion of our PEACE Phase 3 trial in December 2021 and are currently conducting a long-term extension study to evaluate the safety and efficacy of pegzilarginase. In April 2022 and August 2022, we announced additional data from our ongoing PEACE Phase 3 trial at the Society for Inherited Metabolic Disorders, or SIMD, and at the Society for the Study of Inborn Errors of Metabolism, or SSIEM, respectively. Highlights from the PEACE Phase 3 trial to date are summarized as follows:

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

On June 2, 2022, we announced that we received a Refusal to File, or RTF, letter from the FDA for the BLA for pegzilarginase for the treatment of Arginase 1 Deficiency. In the RTF letter, the FDA requested additional data to support effectiveness, such as evidence showing that plasma arginine and metabolite reduction predicts clinical benefit in patients with ARG1-D or clinical data demonstrating a treatment effect on clinically meaningful outcomes. The FDA also requested additional information relating to Chemistry Manufacturing and Controls (CMC). There were no issues related to safety raised in the letter. Upon receipt of the RTF letter, we had 30 days in which to request a Type A meeting with the FDA to clarify and respond to items identified in the RTF letter. The Type A meeting with the FDA was held in July 2022. We continue to engage in dialogue with the FDA to identify a viable regulatory approach and path to BLA resubmission.

In August 2022, we announced that the European Medicines Agency, or EMA, had validated the Marketing Authorization Application, or MAA, for pegzilarginase for the treatment of Arginase 1 Deficiency that was submitted by Immedica, our commercialization partner in certain countries in Europe and the Middle East.

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

Licensing: We licensed to Immedica the rights to the commercialization of pegzilarginase in the European Economic Area, United Kingdom, Switzerland, Andorra, Monaco, San Marino, Vatican City, Turkey, Saudi Arabia, United Arab Emirates, Qatar, Kuwait, Bahrain, and Oman. The license and supply agreement, or Immedica Agreement, we entered into with Immedica includes a non-refundable upfront payment of $21.5 million from Immedica and development services provided to Immedica, up to $3.0 million. Under the terms of the Immedica Agreement, we are eligible to receive additional payments of up to approximately $113.4 million in regulatory and commercial milestone payments, assuming an exchange rate of $0.98 to €1.00. Additionally, we are entitled to receive royalties in the mid-20 percent range on net sales of the product in countries included in the Immedica Agreement. In July 2021, the Immedica Agreement was modified to include additional development services, up to $3.0 million, to support the PEACE Phase 3 trial and our BLA package performance obligations. We will continue to be responsible for certain clinical development activities and the manufacturing of pegzilarginase and will retain commercialization rights in the United States and the rest of the world. We reported in August

2022, that an MMA for pegzilarginase for the treatment of Arginase 1 Deficiency was submitted by Immedica to and validated by the EMA.

For the three and nine months ended September 30, 2022, we recognized revenue of $0.2 million and $2.2 million, respectively, under the Immedica Agreement related to the progress in satisfying our obligations relating to the PEACE Phase 3 trial and BLA package performance. For the three and nine months ended September 30, 2021, we recognized $1.4 million and $3.1 million, respectively relating to the PEACE Phase 3 trial and BLA package performance. For the three and nine months ended September 30, 2021, we recognized no revenue and $12.0 million, respectively, related to the transfer of the license.

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

We presented preclinical data on a precursor molecule to AGLE-325 demonstrating reduced kidney stone formation in a preclinical model of Cystinuria. Given the compelling preclinical data and the limitations of current disease management approaches, we have advanced AGLE-325 into IND-enabling activities. While some IND-enabling activities continue, production of current good manufacturing practices, or cGMP, drug supply and other activities have been postponed pending availability of raw materials and additional capital resources.

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

Corporate

In August 2022, we announced a corporate restructuring including a headcount reduction. James Kastenmayer, our General Counsel and Corporate Secretary, succeeded Dr. Anthony Quinn as Interim Chief Executive Officer. In addition, Michael Hanley was appointed Chief Business Officer. Mr. Hanley previously served as our Chief Commercial Officer.

COVID -19 Pandemic

The extent of the impact of COVID-19 and its variants on our operational and financial performance will continue to depend on certain developments, including the duration and spread of the outbreak, new variants, the vaccination and booster rate, impact on our clinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have been prevalent in many of the locations where we, our CROs, suppliers or third-party business partners conduct business and as a result, we have experienced disruptions and may continue to experience more pronounced disruptions in our operations. With respect to our clinical trials, we have had patients miss scheduled dosings and experienced delays in enrollment. We may continue to experience such delays as well as delays in distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we have experienced and expect to continue to experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, disruptions in the supply chain including the raw materials needed for manufacturing, animals used in research, delays in site activations and enrollment of clinical trials, and prioritization of hospital resources toward pandemic effort. We may also experience delays in review by the FDA and comparable foreign regulatory agencies for our product candidates. As of the filing date of this Form 10-Q, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods. See Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets, liabilities and equity and the amount of revenues and expenses, which are not readily apparent from other sources. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ materially from these estimates under different assumptions or conditions.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022, and 2021, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	September 30,		Dollar
	2022	2021	Change	% Change
	(dollars in thousands)
Revenue:
Development fee	$174	$1,399	$(1,225)	88%
Total revenue	174	1,399	(1,225)	88%

Operating expenses:
Research and development	11,977	14,853	(2,876)	19%
General and administrative	6,952	6,839	113	2%
Total operating expenses	18,929	21,692	(2,763)	13%
Loss from operations	(18,755)	(20,293)	1,538	8%
Interest income	288	36	252	*
Other (expense) income, net	24	(24)	48	*
Loss before income tax expense	(18,443)	(20,281)	1,838	9%
Income tax benefit (expense)	209	(26)	235	*
Net loss	$(18,234)	$(20,307)	$2,073	10%

* Percentage not meaningful

Development Revenue. For the three months ended September 30, 2022, we recognized $0.2 million of development fee revenue in connection with the Immedica Agreement. The total revenue generated of $0.2 million was attributable to the PEACE Phase 3 trial and BLA package. For the three months ended September 30, 2021, we recognized $1.4 million of development fee revenue in connection with the Immedica Agreement, which was attributable to the PEACE Phase 3 trial and BLA package.

Research and Development Expenses. Research and development expenses decreased by $2.9 million, or 19%, to $12.0 million for the three months ended September 30, 2022, from $14.9 million for the three months ended September 30, 2021. The change in research and development expenses was primarily due to:

•
a $1.2 million decrease in expense associated with the PEACE Phase 3 trial of pegzilarginase for the treatment of patients with Arginase 1 Deficiency;
•
a $1.0 million decrease related to cGMP production, equipment and readiness expenses in the prior year associated with pegtarviliase for the treatment of patients with Homocystinuria; and
•
a $0.8 million decrease in corporate related research and development expenses, primarily due to a reduction in external professional services and change in headcount.

General and Administrative Expenses. General and administrative expenses increased by $0.1 million, or 2%, to $7.0 million for the three months ended September 30, 2022, from $6.8 million for the three months ended September 30, 2021. The increase in general and administrative expenses was due to a $0.2 million increase in compensation and other personnel expenses associated with severance pay and benefits, and a $0.1 million decrease related to our commercial expenses.

Results of Operations

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022, and 2021, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended
	September 30,		Dollar
	2022	2021	Change	% Change
	(dollars in thousands)
Revenue:
License revenue	$—	$12,000	$(12,000)	*
Development fee	2,161	3,095	(934)	30%
Total revenue	2,161	15,095	(12,934)	86%

Operating expenses:
Research and development	44,328	40,287	4,041	10%
General and administrative	23,452	20,015	3,437	17%
Total operating expenses	67,780	60,302	7,478	12%
Loss from operations	(65,619)	(45,207)	(20,412)	45%
Interest income	427	77	350	*
Other expense, net	25	(107)	132	123%
Loss before income tax expense	(65,167)	(45,237)	(19,930)	44%
Income tax benefit (expense)	174	(118)	292	*
Net loss	$(64,993)	$(45,355)	$(19,638)	43%

* Percentage not meaningful

License and Development Revenue. For the nine months ended September 30, 2022, we recognized $2.2 million of development fee revenue in connection with the Immedica Agreement. The total revenue generated of $2.2 million was attributable to the PEACE Phase 3 trial and BLA package. For the nine months ended September 30, 2021, we recognized $15.1 million of license and development revenue in connection with the Immedica Agreement. The total revenue generated of $15.1 million was attributable to $12.0 million allocated to the license and $3.1 million allocated to the PEACE Phase 3 trial and BLA package.

Research and Development Expenses. Research and development expenses increased by $4.0 million, or 10%, to $44.3 million for the nine months ended September 30, 2022, from $40.3 million for the nine months ended September 30, 2021. The change in research and development expenses was due to:

•
a $2.8 million increase to support our BLA submission and launch activities for pegzilarginase, partially offset by a $0.6 million decrease related to the reduction of Phase 1/2 activities for pegzilarginase for the treatment of patients with Arginase 1 Deficiency;
•
a $2.6 million increase in expense associated with IND-enabling activities of AGLE-325 for the treatment of patients with Cystinuria;
•
a $1.3 million decrease in expenses associated with the completion of non-clinical toxicology studies in the prior year for pegtarviliase for the treatment of patients with Homocystinuria;
•
a $0.4 million decrease due to a reduction in preclinical lab work; and
•
higher personnel-related expenses, which increased by $1.5 million as a result of changes to employee headcount and additional compensation to support our clinical and research development capabilities.

General and Administrative Expenses. General and administrative expenses increased by $3.4 million, or 17%, to $23.5 million for the nine months ended September 30, 2022, from $20.0 million for the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily due to a $2.1 million increase in commercial development expenses, and to a $1.3 million increase in compensation and other personnel expenses, including a $0.2 million decrease in non-cash stock compensation.

Liquidity and Capital Resources

Sources of liquidity

We are a clinical-stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. Since our inception and through September 30, 2022, we have funded our operations primarily by raising an aggregate of approximately $506.2 million of gross proceeds from the sale and issuance of convertible preferred and common equity securities, pre-funded stock warrants, the collection of grant proceeds, and the licensing of our product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East.

In March 2021, we entered into the Immedica Agreement, pursuant to which Immedica licensed the product rights for commercialization of pegzilarginase in the European Economic Area, United Kingdom, Switzerland, Andorra, Monaco, San Marino, Vatican City, Turkey, Saudi Arabia, United Arab Emirates, Qatar, Kuwait, Bahrain, and Oman. In April 2021, we received an upfront payment of $21.5 million from Immedica. Under the terms of the Immedica Agreement, we are also eligible to receive additional payments of up to approximately $113.4 million in regulatory and commercial milestone payments, assuming an exchange rate of $0.98 to €1.00. Additionally, we are entitled to receive royalties in the mid-20 percent range on the net sales of the product in countries included in the Immedica Agreement. In July 2021, the Immedica Agreement was modified to include additional development services, up to $3.0 million, to support the PEACE Phase 3 trial and BLA package performance obligation.

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

Our primary use of cash is to fund the development of our product candidates pegzilarginase and pegtarviliase, prepare for the potential commercialization of our most advanced product candidate, pegzilarginase, and advance our pipeline. This includes both the research and development costs and the general and administrative expenses required to support those operations. Since we are a clinical-stage biotechnology company, we have incurred significant operating losses since our inception and we anticipate such losses, in absolute dollar terms, to increase as we continue clinical development of our product candidates, prepare for the potential commercialization of pegzilarginase, and expand our development efforts in our pipeline of clinical and nonclinical candidates.

Future funding requirements and operational plan

Our operational plan for the near future is to continue regulatory work and an open-label trial for pegzilarginase in Arginase 1 Deficiency and continue clinical development for pegtarviliase for the treatment of Homocystinuria, prepare for the potential commercialization of pegzilarginase, and continue certain early development activities for AGLE-325 for Cystinuria As such, we plan to focus our research and development expenditures and general and administrative expenditures on nonclinical studies, clinical trials, manufacturing, and commercial development. We expect our principal expenditures during this time period to include expenses for the following:

•
funding the continuing development of pegzilarginase and pegtarviliase;
•
funding the establishment of commercial operations;
•
funding the discovery and advancement of additional product candidates; and
•
funding working capital, including general operating expenses.

Due to our significant research and development expenditures, we have generated substantial losses in each period since inception. We have an accumulated deficit of $406.8 million as of September 30, 2022. We anticipate that we will continue to generate losses into the foreseeable future as we develop our product candidates, seek regulatory approval of those candidates and begin to commercialize any approved products. Until such time as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, research grants, collaborations, license and development agreements, or other sources. We currently have no debt, credit facility or additional committed capital. To the extent that we raise additional equity, the ownership interest of our stockholders will be diluted.

Based on our available cash, cash equivalents, marketable securities, and restricted cash of $75.2 million as of September 30, 2022, we believe that we have sufficient resources to fund our operations into the fourth quarter of 2023. We estimate such funds will be sufficient for us to (i) fund our two ongoing extension studies for patients with Arginase 1 Deficiency through completion and transition the patients in these trials to a single open-label study, (ii) advance the clinical development of pegtarviliase through our Phase 1/2 clinical trial and prepare for a potential Phase 3 trial for the treatment of patients with Classical Homocystinuria, and (iii) to continue certain early development activities for AGLE-325. Accordingly, based on recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included herein are issued. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently anticipate.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(62,004)	$(34,448)
Investing activities	43,008	(32,282)
Financing activities	42,686	1,313
Effect of exchange rate on cash, cash equivalents, and restricted cash	(152)	(18)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$23,538	$(65,435)

Cash used in operating activities

Cash used in operating activities for the nine months ended September 30, 2022, was $62.0 million and reflected a net loss of $65.0 million. Our net loss was offset in part by non-cash expenses of $5.7 million for stock-based compensation, $1.2 million for depreciation and amortization, and $0.3 million for operating lease expense. The net change in operating assets and liabilities of $4.3 million was primarily related to a $2.9 million increase in prepaid and other current assets, a $1.3 million decrease in accrued and other liabilities.

Cash used in operating activities for the nine months ended September 30, 2021 was $34.4 million and reflected a net loss of $45.4 million. Our net loss was offset in part by a non-cash expense of $5.9 million for stock-based compensation, $1.2 million for depreciation and amortization, and $0.3 million for operating lease expense. The net change in operating assets and liabilities of $3.3 million was primarily related to a $6.4 million increase in deferred revenue due to receiving a $21.5 million upfront payment under the Immedica Agreement offset by the recognition of revenue allocated to the license, PEACE Phase 3 trial and BLA filing. Additional offset included a $1.6 million increase in prepaid expenses and other assets due to advance payment for the Phase 1/2 trial of pegtarviliase and a $1.2 million decrease in accrued liabilities and accounts payable due to payments for pre-commercial manufacturing and compensation costs.

Cash provided by (used in) investing activities

Cash provided by investing activities for the nine months ended September 30, 2022 was $43.0 million and consisted of $78.0 million in maturities and sales of marketable securities, offset by $35.0 million in purchases of marketable securities.

Cash used in investing activities for the nine months ended September 30, 2021, was $32.3 million and consisted of $119.8 million in purchases of marketable securities and $0.6 million in purchases of property and equipment, offset by $88.1 million in maturities of marketable securities.

Cash provided by financing activities

Cash provided by financing activities for the nine months ended September 30, 2022, was $42.7 million, which consisted of $45.0 million from the registered direct offering of our common stock and pre-funded warrants in May 2022, offset by $2.1 million of placement agent fees and offering costs, and $0.2 million sale of common stock under our 2016 Employee Stock Purchase Plan, offset by $0.4 million in principal payments made on our finance lease obligations.

Cash provided by financing activities for the nine months ended September 30, 2021, was $1.3 million, which consisted of $1.7 million in stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan, offset by $0.3 million in principal payments made on our finance lease obligations.

Contractual Obligations and Other Commitments

In April 2019, the Company entered into a lease agreement for its corporate headquarters and laboratory space located in Austin, TX. Future minimum lease commitments under this lease through April 2028 are $6.3 million. See Note 7, “Leases,” included in our Annual Report on Form 10-K for the year ended December 31, 2021, for additional information.

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

As of September 30, 2022, we held $75.2 million in cash, cash equivalents, marketable securities, and restricted cash, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in money market funds, commercial paper, and corporate bonds.

We are also exposed to market risk related to changes in foreign currency exchange rates, as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. For the nine months ended September 30, 2022, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We depend heavily on the success of our most advanced product candidates, pegzilarginase and pegtarviliase. Existing and future clinical trials of our product candidates, including pegzilarginase and pegtarviliase, may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
•
The results from our global pivotal PEACE Phase 3 trial may not support marketing approval, and the FDA or other regulatory authorities may require us to conduct additional clinical trials or evaluate current subjects for an additional follow-up period.
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
•
We have only initiated clinical trials for pegzilarginase and pegtarviliase for the treatment of certain conditions a. We have not dosed any of our other product candidates in humans. Our existing and future planned clinical trials may reveal significant adverse events, toxicities or other side effects not seen in our nonclinical studies or early-stage clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
•
Delays or difficulties in the enrollment of patients in our ongoing or planned clinical trials could delay or prevent our receipt of necessary regulatory approvals.
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

•
If there are delays in obtaining, or we are not able to obtain, required regulatory approvals in the United States or in foreign jurisdictions, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.
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

We are a clinical-stage biotechnology company. We began operations as a limited liability company in December 2013 and converted to a Delaware corporation in March 2015. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking nonclinical studies, and preparing for, commencing and conducting clinical trials of our most advanced product candidates, pegzilarginase and pegtarviliase.

Other than the PEACE Phase 3 trial of pegzilarginase, we have not demonstrated our ability to successfully complete a pivotal clinical trial. We have not yet demonstrated our ability to successfully obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf other than for pegzilarginase, or conduct sales and marketing activities necessary for successful product commercialization. Products, on average, take ten to 15 years to be developed from the time they are discovered to the time they are approved and available for treating patients. Although we have recruited a team that has experience with clinical trials, as a company we have limited experience in conducting clinical trials. In part because of this limited experience, we cannot be certain that planned or ongoing clinical trials will begin or be completed on time, if at all. Consequently, any predictions you make about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history or an established track record in commercializing products or conducting clinical trials.

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

We have a limited operating history and no approved products. Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of any of our product candidates, including pegzilarginase and pegtarviliase, for any of our target indications and to obtain necessary regulatory approvals. To date, we have recognized revenue from a license and supply agreement and a fully utilized government grant and have not generated any product revenue. Even if we receive regulatory approval for any of our product candidates, we do not know when these product candidates will generate revenue for us, if at all.

In addition, since inception, we have incurred significant operating losses. For the nine months ended September 30, 2022, we reported a net loss of $65.0 million. For the years ended December 31, 2021 and 2020, we reported a net loss of $65.8 million and $80.9 million, respectively. As of September 30, 2022, we had an accumulated deficit of $406.8 million. Based upon our current operating plans, we believe that we have sufficient resources to fund operations into the fourth quarter of 2023 with our existing cash, cash equivalents, and marketable securities. Accordingly, based on recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within twelve months of the issuance date of these financial statements. We plan to address this condition through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including collaborations with other companies or other strategic transactions. In the past, we have financed our operations primarily through private placements of our preferred stock, the initial public offering of our common stock, follow-on public offerings of our common stock and pre-funded warrants, collection of a research grant, and the licensing of our product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East. We have devoted substantially all of our efforts to research and development. Currently, we are conducting clinical development for pegzilarginase for the treatment of Arginase 1 Deficiency and for pegtarviliase for the treatment of Homocystinuria. We have not initiated clinical development of our other product candidates and none of our product candidates are ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

Even if successful in raising new capital, we could be limited in the amount of capital we raise due to investor demand restrictions placed on the amount of capital we raise (e.g., "baby shelf restriction") or other reasons. If we are unable to raise sufficient amounts of capital it could similarly affect our progress and we could be forced to delay, reduce, or eliminate our discovery and nonclinical development programs, our ongoing clinical development, or any future clinical development or commercialization efforts.

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

Risks Related to Our Product Development and Regulatory Approval

We may not be successful in advancing the clinical development of our product candidates, including pegzilarginase and pegtarviliase.

In order to execute on our strategy of advancing the clinical development of our product candidates, we completed the double-blind placebo-controlled portion of our global pivotal PEACE Phase 3 clinical trial. We are conducting two long-term extension studies in the PEACE Phase 3 clinical trial and Phase 1/2 open-label extension study for the treatment of Arginase 1 Deficiency, and a Phase 1/2 clinical trial of pegtarviliase for the treatment of patients with Classical Homocystinuria. If our product candidates fail to work as we expect, or if we need to conduct additional studies to better understand the relationship between our product candidates and clinical activity (i.e. efficacy and safety), our ability to assess the therapeutic effect, seek regulatory approval or otherwise begin or further clinical development, could be compromised. We announced on August 18, 2022 that a MAA for pegzilarginase for the treatment of Arginase 1 Deficiency (ARG1-D) has been submitted to and successfully validated by the EMA. The MAA was submitted by Immedica Pharma AB, our commercialization partner in Europe and the Middle East. Although we submitted our BLA to the FDA to support approval for pegzilarginase based on the results of PEACE Phase 3 trial, on June 2, 2022, we announced that we received a RTF Letter from the FDA regarding our BLA submission. In the RTF Letter, the FDA requested additional data to support effectiveness and additional information relating to Chemistry Manufacturing and Controls. The FDA has noted that, while the data presented in the PEACE Phase 3 trial overall appeared promising and hypothesis-generating, it disagreed that the efficacy results provide substantial evidence of effectiveness for pegzilarginase. The FDA also previously reiterated the need to generate evidence of effectiveness of the product candidate through an additional randomized placebo-controlled trial of a duration longer than 24 weeks given that efficacy data based on effort-dependent clinical outcome assessments and related endpoints have a high potential for bias. If we re-submit a BLA, the FDA may again decide not to file our BLA or approve the BLA in a timely manner, or at all. If the FDA does not approve our BLA, we may need to conduct additional studies and our expected timing of commercialization of pegzilarginase could be delayed, or we may never commercialize pegzilarginase.

We have in the past had to cease clinical development of a product candidate for another indication. We discontinued clinical development of pegzilarginase for the treatment of the hematological malignancies acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS, in December 2017 due to lack of evidence of clinical benefit. Additionally, we completed our Phase 1 clinical trial of pegzilarginase for the treatment of advanced solid tumors to study small cell lung cancer, uveal melanoma, and cutaneous melanoma and our combination trial of pegzilarginase with pembrolizumab for the treatment of patients with SCLC. We are currently exploring partnership opportunities for further development in oncology. Such a discontinuation as in our prior oncology program may result in longer development times, larger trials and a greater likelihood of terminating the trial or not obtaining regulatory approval.

We depend heavily on the success of our most advanced product candidates, pegzilarginase and pegtarviliase. Existing and future clinical trials of our product candidates, including pegzilarginase and pegtarviliase, may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the nonclinical and clinical development and testing of our most advanced product candidate, pegzilarginase, for the treatment of patients with Arginase 1 Deficiency and in certain oncology trials. Our ability to generate product revenues, if ever, will depend heavily on the successful development and commercialization of pegzilarginase and pegtarviliase. The success of pegzilarginase, pegtarviliase, and our other product candidates will depend on many factors, including the following:

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

The results from our global pivotal PEACE Phase 3 trial may not support marketing approval, and the FDA or other regulatory authorities may require us to conduct additional clinical trials to evaluate subjects for an additional follow-up period.

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
•
reduced ability to engage with the scientific, medical and investor communities due to the cancellation of conferences scheduled throughout the year; and
•
delays and interruptions to the supply chain, including the raw materials and other supplies needed for analysis and manufacturing of our product candidates.

For example, the timing of our double-blind placebo-controlled portion of our PEACE Phase 3 trial was impacted by COVID-19 as a result of all of our clinical trial sites temporarily suspending screening. All patients that had initially paused dosing due to COVID-19 had restarted treatment by September 2020. We completed enrollment and randomization of patients in the PEACE Phase 3 trial in April 2021 and announced topline data from the trial in December 2021 and pegzilarginase is continuing to be evaluated in two long-term extension studies in the PEACE Phase 3 trial and a Phase 1/2 open-label extension study for the treatment of patients with Arginase 1 Deficiency. In addition, we are conducting a Phase 1/2 open-label clinical trial of pegtarviliase for the treatment of patients with Classical Homocystinuria. These studies require in-person visits to clinical trial sites. Many of these sites are located in areas that have experienced significant impacts and may continue to experience more pronounced impacts to their healthcare systems due to COVID-19 and consequently many previously suspended patient recruitment and may do so again in the future. While we initiated dosing in our Phase 1/2 clinical trial investigating pegtarviliase for the treatment of Classical Homocystinuria in June 2021, the timing of continued enrollment may be delayed in the future due to the impact of COVID-19 and local restrictions. Additionally, missed doses by patients in the study may adversely affect the usefulness of the data collected in the trial.

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

We have initiated clinical trials with our lead product candidate, pegzilarginase, and pegtarviliase. The risk of failure for all of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete nonclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans for the respective target indications. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process.

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

We completed enrollment in our single, global pivotal PEACE Phase 3 clinical trial to evaluate the safety and efficacy of pegzilarginase in patients with Arginase 1 Deficiency. Due to COVID-19, all of our clinical trial sites temporarily suspended screening, limiting patient access, and resulting in some missed dosing appointments for patients. All patients that had initially paused dosing due to COVID-19 had restarted treatment by September 2020. In addition, while we initiated dosing in our Phase 1/2 clinical trial investigating pegtarviliase for the treatment of Classical Homocystinuria in June 2021, the timing of continued enrollment may be delayed in the future due to the impact of COVID-19 and local restrictions. Additionally, missed doses by patients in the study may adversely affect the usefulness of the data collected in the trial.

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
•
delay or failure in having subjects complete a trial or return for post-treatment follow-up. For instance, two patients previously dosed in our Phase 1/2 clinical trial of pegzilarginase for the treatment of Arginase 1 Deficiency withdrew from the trial due to personal reasons and one patient withdrew from the Phase 1/2 clinical trial of pegtarviliase for Classical Homocystinuria;
•
clinical sites and investigators deviating from the trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
•
a clinical hold for any of our ongoing or planned clinical trials, including for pegzilarginase or pegtarviliase, where a clinical hold in a trial in one indication could result in a clinical hold for clinical trials in other indications;
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

We are currently conducting nonclinical development of our product candidates other than our clinical trials for pegzilarginase for the treatment of patients with Arginase 1 Deficiency and pegtarviliase for the treatment of patients with Homocystinuria. Progression of any candidate into clinical trials is inherently risky and dependent on the results obtained in nonclinical programs, and other potential results such as the results of other clinical programs and results of third-party programs. If results are not available when expected or problems are identified during therapy development, we may experience significant delays in clinical development. This may also impact our ability to achieve certain financial milestones and the expected timeframes to market any of our product candidates. Additionally, commencing any future clinical trials is subject to finalizing the trial design and submitting an IND, CTA or comparable submission in other jurisdictions. We plan to advance AGLE-325 for the treatment of patients with Cystinuria through IND-enabling studies and potential subsequent initiation of clinical development. Even after we submit an IND, CTA or comparable submission in other jurisdictions, the Health Authorities could disagree that we have satisfied their requirements to commence our clinical trials, disagree with our study design, or may change their guidance criteria, which may require us to complete additional nonclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials. Failure to submit or have effective INDs, CTAs or other comparable foreign equivalents and commence clinical programs will ultimately limit our opportunity to generate revenue.

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

We have only initiated clinical trials for pegzilarginase and pegtarviliase for the treatment of certain conditions. We have not dosed any of our other product candidates in humans. Our existing and future planned clinical trials may reveal significant adverse events, toxicities or other side effects not seen in our nonclinical studies or early stage clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

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

We completed the double-blind placebo-controlled portion of our global pivotal PEACE Phase 3 trial and pegzilarginase is continuing to be evaluated in two long-term extension studies in the PEACE Phase 3 trial and a Phase 1/2 open-label extension study for the treatment of patients with Arginase 1 Deficiency. We are also conducting a Phase 1/2 trial of pegtarviliase for the treatment of patients with Classical Homocystinuria. Given the nature of the patient populations enrolled in these trials, we have observed and expect to continue to observe serious adverse events that could be related or unrelated to pegzilarginase and could impact the safety or efficacy of pegzilarginase and we may observe serious adverse events that could be related or unrelated to pegtarviliase and could impact the safety or efficacy of pegtarviliase. We have also dosed, and may continue to dose, patients with pegzilarginase following compassionate use requests. While such patients are not monitored as part of our ongoing clinical trials, the occurrence of significant adverse events in such patients may negatively impact the prospects of our programs.

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

Subjects in our ongoing and planned clinical trials with pegzilarginase and pegtarviliase may suffer minor, significant, serious, or even life-threatening adverse events, including those that are drug-related. Subjects in our ongoing and planned clinical trials may also suffer side effects not yet observed in any of our prior and ongoing clinical or nonclinical studies, including, but not limited to, toxicities to the nervous system, liver, heart, lung, kidney, blood, pulmonary or immune system. We have not dosed any of our other product candidates in humans.

Testing in animals, such as our primate studies for pegzilarginase, pegtarviliase and AGLE-325, may not uncover all side effects in humans or any observed side effects in animals may be more severe in humans. For example, it is possible that patients’ immune systems may recognize our engineered human enzymes as foreign and trigger an immune response. This risk is heightened in patients with many genetic enzyme deficiencies who lack the target enzyme, including patients with Arginase 1 Deficiency that we are treating in our global pivotal PEACE Phase 3 trial, our Phase 2 trial open-label extension study, and any future clinical trials we conduct for this rare genetic disease. In addition, our product candidates such as pegzilarginase, pegtarviliase and AGLE-325 break down target amino acids, thereby releasing metabolites into the bloodstream. Some patients may be sensitive to these metabolites, increasing the risk of an adverse reaction due to treatment, which risk may not be able to be mitigated through dosing. Finally, although our engineered human enzyme product candidates such as pegzilarginase and pegtarviliase are engineered from the human genome, pegzilarginase and pegtarviliase are produced in E. coli. This manufacturing process could lead to the products being more likely to trigger an immune response than we expect.

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

Delays or difficulties in the enrollment of patients in our ongoing or planned clinical trials could delay or prevent our receipt of necessary regulatory approvals.

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the Health Authorities. For example, although we have completed the double-blind placebo-controlled portion of our PEACE Phase 3 trial and are currently enrolling in our Phase 1/2 clinical trial investigating pegtarviliase for the treatment of Classical Homocystinuria, the timing of each trial has been impacted by COVID-19. All of our clinical trial sites for the PEACE Phase 3 trial temporarily suspended screening, limiting patient access, and resulting in some missed dosing appointments for patients. All patients that had initially paused dosing due to COVID-19 had restarted treatment by September 2020. Additionally, while we initiated dosing in our Phase 1/2 clinical trial investigating pegtarviliase for the treatment of Classical Homocystinuria in June 2021, the timing of continued enrollment may be delayed in the future due to the impact of COVID-19 and local restrictions. Further, we recently submitted a protocol amendment for our Phase 1/2 clinical trial of pegtarviliase, which, among other things, requested the inclusion of adolescent patients at clinical trial sites in the United States. The FDA stated the protocol did not provide adequate justification and evidence to support the prospect of direct clinical benefit for pediatric patients and placed the trial on partial clinical hold for the enrollment of patients less than 18 years of age under this IND at this time. The partial clinical hold only applies to the IND with the FDA, and the Company believes that the letter should not impact the planned enrollment and dosing of patients aged 18 years and older in the United States or patients aged 12 years and older in the UK and Australia. Furthermore, many of our product candidates, including pegzilarginase and pegtarviliase, initially target indications that may be characterized as orphan markets, which can prolong the clinical trial timeline if sufficient patients cannot be enrolled in a timely manner. Arginase 1 Deficiency is a rare disorder, and there are no published reports of disease prevalence.

We commissioned a genetic prevalence analysis and based on that analysis estimate the Arginase 1 Deficiency population is greater than 2,500 patients in the global addressable markets and greater than 1,150 patients in the territories with regulatory and launch plans underway. The genetic prevalence-based methodology is intended to account for misdiagnosis of the disease and to address limitations in newborn screening methodology, including naturally low arginine levels in newborns and lack of geographic availability or standardization of testing. Presently, only 34 U.S. states perform newborn screening for Arginase 1 Deficiency, and newborn screening is not currently widely performed in European countries. We estimate the patient population for Homocystinuria in global addressable markets may exceed 30,000 patients, over 80% of whom are believed to be either partially responsive or non-responsive to Vitamin B6. This translates to a total of approximately 8,500 partial responders and non-responders in the key commercial markets of the United States, France, Germany, Italy, Spain, and the United Kingdom~~)~~, but we may not be able to continue to enroll the trial as expected or locate and enroll a sufficient number of eligible patients as required by the Health Authorities, and the necessary regulatory approvals could be delayed or prevented

Delays in patient enrollment could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.

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

Even though we have obtained orphan drug designation for pegzilarginase in the United States and Europe for the treatment of Arginase 1 Deficiency (hyperargininemia), and for pegtarviliase in the United States and Europe for the treatment of patients with Homocystinuria, we may not obtain or maintain orphan drug exclusivity for pegzilarginase or pegtarviliase and we may not obtain orphan drug designation or exclusivity for any of our other product candidates or indications.

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

We have obtained orphan drug designation in the United States and Europe for pegzilarginase for the treatment of patients with Arginase 1 Deficiency. We have also received orphan drug designation in the United States and Europe for pegtarviliase for the treatment of patients with Homocystinuria. This orphan drug exclusivity prevents the FDA or EMA from approving another application, including a Biologics License Application, or BLA, in the United States or a MAA in the European Union, to market a drug containing the same principal molecular structural features for the same orphan indication, except in very limited circumstances, including when the FDA or the EMA concludes that the later drug is safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation.

Even though we have received orphan drug designation for pegzilarginase for the treatment of Arginase 1 Deficiency in the United States and Europe, and for pegtarviliase for the treatment of patients with Homocystinuria in the United States and Europe, we may not be the first to obtain marketing approval for the orphan-designated indication in these jurisdictions due to the uncertainties associated with developing pharmaceutical product candidates. We may also seek to obtain orphan drug designations in other international jurisdictions. However, there is no guarantee that we would be able to do so on a timely basis, or at all. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or a drug with the same principal molecular structural features can be approved for a different indication. Orphan drug designation by FDA or EMA neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, even if we intend to seek orphan drug designation for other product candidates or indications, we may never receive such designations or obtain orphan drug exclusivity.

A Rare Pediatric Disease designation by the FDA does not guarantee that the NDA or BLA for the product will qualify for a priority review voucher upon approval, and it does not necessarily lead to a faster development or regulatory review process, or increase the likelihood that any of our product candidates will receive marketing approval.

Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying BLA or NDA for the treatment of a rare pediatric disease, the sponsor of such an application would be awarded a transferable rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent BLA or NDA. In September 2018, the FDA notified us that we obtained Rare Pediatric Disease designation for pegzilarginase for the treatment of patients with Arginase 1 Deficiency, and in November 2020, the FDA notified us that we obtained Rare Pediatric Disease designation for pegtarviliase for the treatment of Homocystinuria. On December 27, 2020, the Creating Hope Reauthorization Act extended the Rare Pediatric Disease Priority Review Voucher Program, and after September 30, 2024, the FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the drug, and that designation was granted by September 30, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers. However, there is no guarantee that any of our product candidates will be approved by that date, or at all, and, therefore, we may not be in a position to obtain a priority review voucher prior to expiration of the program, unless Congress further reauthorizes the program. Additionally, designation of a drug for a rare pediatric disease does not guarantee that a BLA will meet the other eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease designation does not necessarily lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval.

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
•
it may take greater human and financial resources than we will possess to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, thereby limiting our ability to develop, diversify and expand our product portfolio; or
•
alternative research or therapeutic methodologies may be more efficient than the research approaches we have provided.

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

Even if any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success. Current treatments for Arginase 1 Deficiency and Homocystinuria include dietary protein restrictions and for Arginase 1 Deficiency, in some instances, ammonia-scavenging drugs such as RAVICTI® (glycerol phenylbutyrate), and CYSTADANE® (betaine anhydrous for oral solution) for Homocystinuria. If our product candidates do not achieve an adequate level of acceptance, we may never generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

There are multiple approved treatments and investigational therapies for the management of hyperammonemia commonly experienced by patients with urea cycle disorders. While these products – known as ammonia scavengers – do not target the core metabolic defect of Arginase 1 Deficiency, they can help patients manage their elevated ammonia levels. Horizon Therapeutics plc actively markets two branded ammonia scavenger therapies (RAVICTI® (glycerol phenylbutyrate) and BUPHENYL® (sodium phenylbutyrate)), and at least one generic formulation of sodium phenylbutyrate is commercially available. From a clinical development perspective, Acer Therapeutics Inc. is developing a taste-masked, immediate-release formulation of sodium phenylbutyrate (ACER-001) for the treatment of hyperammonemia and has been assigned a PDUFA target action date of January 15, 2023 following a Complete Response Letter and subsequent NDA resubmission. We are aware of one other company with an investigational therapy for Arginase 1 Deficiency in preclinical stages, Erytech Pharma SA, who in February 2022 announced the allowance of a U.S. patent application covering arginine deiminase encapsulated into red blood cells for the treatment of Arginase 1 Deficiency.

We anticipate a competitive landscape in Homocystinuria. There is currently one FDA-approved therapy for the treatment of Homocystinuria and multiple medical foods. CYSTADANE® (betaine anhydrous for oral solution) was approved by the FDA in 1996 and is currently marketed in North America by Recordati Rare Diseases Inc. We are also aware of two investigational therapies in clinical development for the treatment of Homocystinuria. Travere Therapeutics Inc. is focused on the development of pegtibatinase, an enzyme replacement therapy in patients with Homocystinuria due to cystathionine β-synthase deficiency. Travere released topline data in December 2021 from its Phase 1/2 study of pegtibatinase which showed a 55% reduction in homocysteine at the highest dose cohort (1.5mg/kg, 2x/week). SNYB1353 from Synlogic, Inc. is in Phase 1 clinical development for the potential treatment of Homocystinuria. This investigational agent is an oral synthetic biotic platform that consumes methionine, an essential amino acid and precursor of homcysteine, in the gastrointestinal tract. We are also aware of two investigational therapies in preclinical development. The first is CDX-6512, an oral methionine-gamma-lyase enzyme therapy from Codexis. Erytech Pharma SA also has a product candidate for Homocystinuria in preclinical development. It is possible that competitors may produce, develop, and commercialize therapeutics, or utilize other approaches to treat Homocystinuria.

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

Furthermore, some of our target indications, including for Arginase 1 Deficiency for pegzilarginase and for Homocystinuria for pegtarviliase, are orphan indications where patient populations are small. In order for therapeutics that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such therapeutics must be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product candidate that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for any future product candidates from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved, and ultimately our financial results.

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

We currently rely and will continue to rely on third parties to provide manufacturing and clinical development capabilities. For example, we currently rely on third party contract manufacturing organizations to manufacture and supply nonclinical and clinical trial quantities of our lead product candidate, pegzilarginase, pegtarviliase, and for additional pipeline product candidates. We also expect to continue to rely on such third parties to manufacture and supply commercial quantities of pegzilarginase, as well as pegtarviliase for our Phase 1/2 clinical trial.

We have agreements with and rely on third-party CROs to conduct our ongoing and future planned clinical trials of pegzilarginase and pegtarviliase. We do not plan to independently conduct clinical trials of our other product candidates. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

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

Any performance failure, including due to COVID-19, on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a source for bulk drug substance. Currently, third party manufacturers are supplying, and are expected to continue to supply, the drug substance requirements for our ongoing and planned clinical trials with pegzilarginase and pegtarviliase. If such third party manufacturers cannot supply us with sufficient amounts, pursuant to product requirements as agreed, we may be required to identify alternative manufacturers, which would lead us to incur added costs and delays in identifying and qualifying any replacement.

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

Risks Related to Government Regulation

If there are delays in obtaining, or we are not able to obtain, required regulatory approvals in the United States or in foreign jurisdictions, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

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

New products for the treatment of cancer frequently are initially indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of our product candidates receives marketing approval for cancer or another indication, the approved labeling may limit the use of our product candidates in this or a similar way, which could limit sales of the product. Also, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. These reductions went into effect in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022 and a 1% reduction from April 1, 2022 through June 30, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On January 20, 2017, federal agencies with authorities and responsibilities under the ACA were directed to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. More recently, the Tax Cuts and Jobs Act was signed into law, which eliminated certain requirements of the ACA, including the individual mandate. On June 17, 2021, the United States Supreme Court held that plaintiffs do not have standing to challenge the constitutionality of the individual mandate. It is unclear whether there will be additional challenges to the ACA. Additionally, on January 28, 2021, the President of the United States issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is uncertain how other such litigation or the healthcare measures of the United States administration will impact the ACA and our business.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. For example, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which will, among other things, allow the U.S. Department of Health and Human Services, or HHS, to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this will only apply to high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics). The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.

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

In December 2013, our wholly owned subsidiaries AECase, Inc. and AEMase, Inc. each entered into an exclusive, worldwide license agreement, including the right to grant sublicenses, with the University of Texas at Austin for certain intellectual property owned by the University of Texas at Austin related to our program candidates related to cystinase and methioninase. In January 2017, we and the University of Texas at Austin entered into an Amended and Restated Patent License Agreement, or the Restated License, which consolidated the two license agreements, revised certain obligations, and licensed additional patent applications and invention disclosures to us. The Restated License was amended in August 2017, December 2017, and December 2018 to revise diligence milestones and license additional patent applications, including our program candidates under the pegtarviliase and cystinuria programs. The intellectual property licensed under the Restated License includes inventions that were made with U.S. government support. The U.S. government therefore has certain rights in such inventions under the applicable funding agreements and under applicable law. In addition, we are subject to a requirement that the products covered by the applicable patents that are sold or used in the United States must be manufactured substantially in the United States unless a written waiver is obtained in advance from the U.S. government. The Restated License obligates us to make certain payments at the achievement of certain milestones and at regular intervals throughout the life of the license. The University of Texas at Austin may terminate the Restated License under certain circumstances, including for a breach by us that is not cured within 30 or 60 days of notice (depending on the type of breach), or if we or any of our affiliates or sublicensees participate in any proceeding to challenge the licensed patent rights (unless, with respect to sublicensees, we terminate the applicable sublicense).

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

We are a clinical-stage biotechnology company with a limited operating history, and, as of September 30, 2022, had 69 employees. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We have a concentrated stockholder base and our executive officers and directors, combined with our stockholders who, to our knowledge, each owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a substantial number of our capital stock as of September 30, 2022. As a result, if these stockholders were to choose to act together, they may be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would likely control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

As of September 30, 2022, we have issued pre-funded warrants to purchase a total of 34,982,640 shares of our common stock, of which 2,251,512 have been exercised and 32,731,128 are outstanding. Each pre-funded warrant is exercisable for $0.0001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit				Incorporate by	Exhibit	Filed
Number	Description	Form	File No	Date of Filing	No.	Herewith

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL and contained in Exhibit 101

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

Date: November 3, 2022

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ James Kastenmayer
James Kastenmayer
Interim Chief Executive Officer and General Counsel
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2022

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Jonathan Alspaugh
Jonathan Alspaugh
Chief Financial Officer
(Principal Financial Officer and duly Authorized Signatory)