Form 10-K
period 2022-12-31
Aeglea BioTherapeutics, Inc.
filed 2023-03-02
CIK 1636282

re

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2022 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $0.51 of the Registrant’s common stock as reported on The Nasdaq Global Market, was approximately $30.3 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2023
Common stock, $0.0001 par value per share	65,395,159 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2023 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2022 fiscal year and is incorporated by reference into Part III of this Report.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy, the length of time that we believe our existing cash resources will fund operations, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, potential therapeutic benefits and economic value of our product candidates, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, and our ability to recognize milestone and royalty payments from commercialization agreements, the expected impact of macroeconomic conditions, including inflation, increasing interest rates and volatile market conditions, as well as global events, including the COVID-19 pandemic and the recent military conflict in Ukraine on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Unless the context indicates otherwise, as used in this Annual Report, the terms “Aeglea,” “the Company,” “we,” “us,” and “our” refer to Aeglea BioTherapeutics, Inc., a Delaware corporation, and its consolidated subsidiaries taken as a whole. “Aeglea” and all product candidate names are our common law trademarks. This Annual Report contains additional trade names, trademarks and service marks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage biotechnology company developing human enzyme therapeutics to benefit people with rare metabolic diseases. Our vision is to redefine what was thought possible and pioneer bold science to deliver groundbreaking medicines to devastating rare diseases. Our two clinical programs are pegtarviliase for Homocystinuria and pegzilarginase for Arginase 1 Deficiency. Both clinical programs are focused on the underlying key metabolites that drive the clinical manifestations of these devastating rare metabolic diseases. We are on a mission to change lives by bringing innovative therapies to underserved rare disease communities.

Pegtarviliase is currently being investigated for the treatment of Classical Homocystinuria. The drug is an investigational PEGylated, or polyethylene glycol modified, human enzyme engineered to reduce elevated levels of total homocysteine, or tHcy, circulating in the plasma. Homocystinuria is a rare genetic disease characterized by elevated plasma homocysteine levels, which can result in debilitating, often irreversible, neurologic, psychiatric, ocular and skeletal complications, and life-threatening vascular events. There are various etiologies leading to Homocystinuria and Classical Homocystinuria is specifically characterized by a deficiency in the cystathionine β-synthase (CBS) enzyme. Currently available treatments for Classical Homocystinuria are burdensome and have limited effectiveness in reducing tHcy for most patients, resulting in a significant unmet need for patients.

Pegzilarginase is a recombinant human arginase 1 that is engineered to enzymatically degrade the amino acid arginine to reduce elevated levels of arginine in patients with Arginase 1 Deficiency. Arginase 1 Deficiency is a rare, inherited metabolic disorder with progressive, debilitating neurologic manifestations driven by persistently high arginine levels. There are currently no approved therapies that address the underlying driver of the disease, and most patients experience long-term clinical deterioration, including neuromuscular and cognitive decline, with current standard of care.

Our Strategy

We believe there is significant potential to address rare metabolic diseases through human enzyme therapies and are committed to the development and commercialization of therapeutics that address unmet medical needs for these patient populations. Our strategy is to develop treatments for rare metabolic diseases where we believe there is a causal link between disease development and progression, and levels of key metabolites that drive the clinical manifestations of the diseases. For our two clinical programs, we have engineered and modified enzymes to have specific characteristics needed to address the underlying metabolic drivers of the diseases. For example, pegtarviliase was modified to have specificity for both the monomer and dimer forms of homocysteine and pegzilarginase was modified to have increased arginine-degrading activity. We selected therapeutic candidates for clinical development based on strong biological rationale and robust preclinical evidence to support a potential therapy that can transform patient outcomes.

Our primary focus is the advancement of pegtarviliase through clinical development, regulatory approval and into commercialization. We believe pegtarviliase has the potential to be a best-in-class enzyme therapy for the treatment of Classical Homocystinuria. Pegtarviliase is currently being studied in a Phase 1/2 clinical trial to assess safety and efficacy in patients with Classical Homocystinuria, also known as Homocystinuria due to cystathionine β-synthase deficiency. We estimate that there are approximately 30,000 Classical Homocystinuria patients in global addressable markets, or the 38 countries with a combination of sufficient census data and other commercial elements (e.g., IP protection, access and reimbursement framework), and we estimate about 80% of these patients are unable to control their tHcy levels to targeted clinical thresholds with the currently available treatments. With significantly elevated homocysteine levels, these patients are continuing to experience irreversible progression and remain at risk for catastrophic thromboembolic events resulting in death.

Our other clinical program is pegzilarginase for the treatment of Arginase 1 Deficiency. We reported positive topline data for pegzilarginase for our global pivotal PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) Phase 3 trial in December 2021 and are continuing to evaluate the safety of pegzilarginase in an open-label study for patients who participated in our previously completed trials. Based on the results from PEACE and a previous Phase 1/2 clinical trial, a Marketing Authorization Application, or MAA, was submitted to the European Medicines Agency, or EMA, by Immedica Pharma AB, or Immedica, our commercial partner in Europe and several countries in the Middle East. We announced in August 2022 that the MAA was validated by the EMA and is currently under review. We submitted a Biologics License Application, or BLA, to the U.S. Food and Drug Administration, or FDA, for pegzilarginase and announced in June 2022 that we had received a Refuse to File, or RTF, letter from the FDA. The FDA requested additional data to support effectiveness, such as evidence showing that plasma arginine and metabolite reduction predicts clinical benefit in patients with ARG1-D or clinical data demonstrating a treatment effect on clinically meaningful outcomes. Previously the agency had requested an additional randomized placebo-controlled trial of a duration longer than 24 weeks given that efficacy data based on effort-dependent clinical outcome assessments and related endpoints have a high potential for bias. The FDA also requested additional information relating to Chemistry Manufacturing and Controls, or CMC, in the RTF letter. Dialogue with the FDA regarding the pegzilarginase BLA is ongoing.

In addition to our clinical programs, we have leveraged enzyme engineering to create additional pipeline candidates for the treatment of Cystinuria and other undisclosed diseases. These programs represent innovative solutions for diseases that previously were not believed to be addressable with enzyme therapies. For example, Cystinuria is a rare genetic disease characterized by frequent and recurrent kidney stone formation due to increased amounts of cystine in the urine. We engineered and optimized AGLE-325 to reduce plasma cystine and cysteine levels and therefore reduce urine cystine concentrations as an approach to inhibit cystine crystal and kidney stone formation. We announced in January 2023 that we are halting work on our preclinical pipeline candidates, including AGLE-325 for Cystinuria and that we will evaluate potential strategic options for these programs in order to maximize value.

In developing programs for diseases with substantial unmet medical need, we seek opportunities with meaningful commercial potential. We intend to maximize the commercial opportunity and value for each of our product candidates by pursuing regulatory approval in the United States and other select regions on our own or with commercial partners. We retain worldwide intellectual property rights for pegtarviliase and all other preclinical product candidates. We retain all intellectual property rights for pegzilarginase in the United States and other regions outside of our commercial partnership with Immedica in Europe and several countries in the Middle East.

Our Therapeutic Candidates

Pegtarviliase in Homocystinuria

Overview: Pegtarviliase is a novel polyethylene glycol modified, or PEGylated, human enzyme engineered to reduce elevated levels of total homocysteine circulating in the plasma. We engineered pegtarviliase by directed mutagenesis of amino acids within the wild-type human cystathionine γ-lyase enzyme, or CGL. The resultant enzyme has high substrate specificity for both the monomer and dimer forms of homocysteine but not for the native substrate, cystathionine. We believe that by rapidly driving down levels of total homocysteine in the blood, which includes the monomer, dimer and protein-bound forms of homocysteine, it will pull homocysteine out of tissues and cells and into the blood through equilibration. Pegtarviliase in the blood can continue to metabolize total homocysteine to drive lower systemic levels. Classical Homocystinuria patients experience fewer disease complications and improved outcomes with lower total homocysteine levels.

Selection of Enzyme and Enzyme Characteristics: In normal homocysteine metabolism, the CBS enzyme acts intracellularly to combine serine with the monomer form of homocysteine to form cystathionine. The presence of serine is required for CBS activity. In Classical Homocystinuria patients, intracellular homocysteine accumulates and eventually leads to increased extracellular levels through equilibration. In the blood, we believe approximately 30% of total homocysteine exists in a dimer or disulfide form, known as homocystine, and approximately 1% in the monomer form. The remaining total homocysteine in the blood is believed to be protein bound.

There are four main mechanistic characteristics that we believe are important for pegtarviliase as a potential therapy for Classical Homocystinuria: the ability to metabolize monomer and dimer forms of homocysteine, lyase versus synthase mechanism, durable pharmacokinetic activity, and potential immunological advantages. CGL is the enzyme that metabolizes cystathionine into cysteine and through targeted mutagenesis of CGL in the development of pegtarviliase we changed the target substrate to homocysteine with the ability to degrade both the monomer and dimer forms. Additionally, pegtarviliase is a lyase enzyme and cleaves homocysteine into other naturally occurring metabolites that are further metabolized and cleared. This means that the serine that is required in the normal intracellular metabolism with CBS is not required when pegtarviliase metabolizes homocysteine in the blood. Pegtarviliase was also PEGylated to increase the stability and half-life in plasma. These pharmacokinetic characteristics could lead to a longer exposure and duration of action as well as potentially increase the time required between doses. We believe these characteristics of pegtarviliase will lead to a faster and more durable reduction of total homocysteine. Lastly, patients with Classical Homocystinuria very likely have normal CGL. Starting with the wild-type CGL enzyme as a scaffold for pegtarviliase may reduce any potential immunogenicity to pegtarviliase.

Phase 1/2 Open-Label Study of Pegtarviliase in Patients with Classical Homocystinuria: We are currently conducting a Phase 1/2 clinical trial for the treatment of patients with Classical Homocystinuria to assess the safety and clinical activity of pegtarviliase. The primary objective of the trial is to evaluate the safety and tolerability of pegtarviliase in participants with Classical Homocystinuria. As a secondary objective, the trial will also characterize the pharmacokinetics and pharmacodynamics, as measured as the magnitude of change in plasma tHcy, of pegtarviliase after multiple doses following intravenous and subcutaneous administration. In cohorts 1 through 3, we plan to enroll approximately 12 patients diagnosed with Classical Homocystinuria, aged 12 years or older (18 or older in the U.S.) with plasma homocysteine levels of 50 µM or greater at screening, and with a history of tHcy greater than or equal to 80 µM. Patients will be dosed once weekly for four weeks, with three to four patients in each of the dosing cohorts.

In March 2022 and August 2022, we announced the completion of the first and second dose cohorts, respectively. The first cohort, 0.15 mg/kg delivered intravenously, included three patients. Pegtarviliase was well tolerated with no safety concerns and data from this cohort showed reductions in tHcy in all three patients. Patients in the second cohort and third cohorts received 0.45 mg/kg and1.35 mg/kg, respectively, via subcutaneous administration. In November 2022, we announced that two patients in the third cohort of the Phase 1/2 clinical trial had completed dosing and that enrollment was ongoing. The decision to enroll patients in cohorts 4 and 5 and the design of these cohorts (e.g., dose level, duration, etc.) will depend on the data gathered from cohorts 1 through 3.

Regulatory: We have obtained Orphan Drug Designation from the FDA and EMA for pegtarviliase for the treatment of patients with Homocystinuria. In addition, the FDA granted Fast Track and Rare Pediatric Disease designations for pegtarviliase for the treatment of Homocystinuria. These designations do not necessarily lead to faster development or regulatory review of pegtarviliase, or increase the likelihood that it will receive marketing approval. The Rare Pediatric Disease designation by the FDA provides the potential to receive a Priority Review Voucher if a qualifying BLA for pegtarviliase is approved before October 1, 2026.

In October 2022, we received a letter from the FDA regarding our protocol amendment for the Phase 1/2 clinical trial of pegtarviliase for the treatment of Classical Homocystinuria. The protocol amendment, among other things, allowed the inclusion of adolescent patients at clinical trial sites in the United States. The FDA stated the protocol did not provide adequate justification and evidence to support the prospect of direct clinical benefit for pediatric patients and placed the trial on partial clinical hold for the enrollment of patients less than 18 years of age under this investigational new drug application, or IND, at this time. A local Australian ethics committee, responsible for two clinical trial sites, recently stated that it would like to align with the FDA and place a hold on the enrollment of pediatric participants at those sites. Neither site has pediatric patients currently enrolled and no pediatric patients are pending enrollment at those sites. Both sites can continue to enroll adult patients. We intend to address the feedback from the FDA and aim to satisfy the requirements for prospective benefit for future inclusion of pediatric patients under the IND, including in a potential pivotal trial as well as engaging with the local Australian ethics committee.

We plan to engage with the FDA on next steps for the program, including the design of a potential pivotal trial, when sufficient data from the Phase 1/2 clinical trial are available.

Homocystinuria overview

Homocystinuria is an inherited disorder of the methionine metabolism pathway, or transsulfuration pathway, that results in elevated homocysteine and its dimer, homocystine in plasma and urine. This leads to a broad range of serious consequences, such as lens dislocation, skeletal abnormalities, vascular complications and neurologic disorders, as well as the potential for sudden and early death.

There are multiple forms of Homocystinuria that are distinguished by their mutation as well as some manifestations. The most common form of the disease is Classical Homocystinuria, or CBS deficiency. There are over 160 genetic mutations identified that adversely impact CBS enzyme activity to a variable degree impacting the level of tHcy and the response to some treatments. The vast number of mutations that can lead to Classical Homocystinuria result in a clinically heterogenous disorder, with some patients experiencing a more severe form of the disease than others.

The goal of treatment for Classical Homocystinuria is to maintain consistent plasma tHcy levels below the currently defined biochemical targets. Current disease management is lifelong and includes dietary protein (methionine) restriction with amino acid replacement either alone or with vitamin B6 (pyridoxine), and betaine supplementation, which is generally insufficient to effectively control all but the mildest form of the disease. As is the case with other medical diets, adherence is challenging, and nutrient supplementation is often necessary to prevent deficiencies that arise from a lack of normal natural dietary protein intake. Other treatments include high doses of vitamin B6, a cofactor for the CBS enzyme, and betaine, a remethylation agent that converts homocysteine back into methionine. Although betaine is considered to be generally well tolerated, some patients dislike the taste and/or fishy odor and often large doses are required multiple times each day, both of which may lead to poor compliance. Additionally, a risk of hypermethioninemia and cerebral edema has been reported with the use of betaine. While no long-term prospective data exists, recent guidelines based on expert review recommend a target tHcy of less than 100 µM for those that are unresponsive to vitamin B6, although some physicians aim for even lower targets with a combination approach.

Some Classical Homocystinuria patients respond to vitamin B6, resulting in decreases of homocysteine, and are considered B6-responsive. B6-responsive patients have a less severe form of the disease as they are able to keep their homocysteine levels below the clinical guideline of 50 µM with B6 treatment alone. However, many patients are unable to achieve target levels of tHcy through administration of vitamin B6 in addition to the standard of care. These patients are considered B6-non-responsive or B6-partially-responsive. Because these patients are unable to maintain tHcy levels below the recommended guidelines, they are at higher risk of disease progression and serious complications, including death.

Due to the effect of different mutations leading to various levels of enzyme activity and response to treatment, some subjects have severe childhood-onset multisystem disease, while others may be undiagnosed into adulthood. While newborn screening is universally implemented in the U.S. (and widely available elsewhere), publications have shown that only approximately 50% of cases are detected due to technical limitations of the test. Patients can present with Homocystinuria in childhood with a significant event, such as thrombosis, ocular lens dislocation, severe myopia, skeletal fracture, and/or other manifestations such as developmental delay or cognitive impairment. In adulthood, the most common presentation is with a thrombotic event. Untreated, the disease results in higher mortality, with B6-non-responsive patients having a 23% mortality rate by the age of 30. Publications have shown that outcomes are better in patients with lower tHcy with fewer complications and improved intellectual function.

Based on an internal analysis of published literature and other data sources, we estimate the prevalence of Classical Homocystinuria to be approximately 30,000 in global addressable markets, with approximately 80% of those patients being potential treatment candidates due to their inability to control tHcy levels with currently available treatments. Of the approximately 25,000 treatment candidates in global addressable markets, including B6-non-responsive and B6-partially-responsive patients, approximately 8,500 are estimated in the key commercial markets of the United States, France, Germany, Italy, Spain, and the United Kingdom. We believe the lack of effective interventions to directly address the consequences of Classical Homocystinuria support the need for a therapy to reduce the harmful effects of persistently raised tHcy. Elevated tHcy levels have been linked to severe morbidity and mortality, and therefore the primary goal of any therapy is to reduce homocysteine levels below clinically relevant levels.

Pegzilarginase in Arginase 1 Deficiency

Overview: Pegzilarginase is a PEGylated, recombinant human arginase 1 that enzymatically degrades the amino acid arginine. We engineered pegzilarginase with modifications that enhance the stability and arginine-degrading activity of the enzyme in human plasma. For Arginase 1 Deficiency, which is a rare progressive disease characterized by high levels of arginine, we believe pegzilarginase may reduce the harmful effects caused by the accumulation of high levels of arginine and other arginine-derived metabolites. Current treatment guidelines focus on the reduction of arginine levels in order to slow disease progression.

PEACE - Global Pivotal Phase 3 Study of Pegzilarginase in Patients with Arginase 1 Deficiency: We announced topline results from the double-blind placebo-controlled portion of our PEACE Phase 3 trial in December 2021. The trial is believed to be the first-ever investigative therapy that directly addresses the high arginine levels that are believed to be the key drivers of this devastating disease for patients with Arginase 1 Deficiency.

PEACE was a global, randomized, double-blind, placebo-controlled trial designed to assess the effects of treatment with pegzilarginase versus placebo over 24 weeks with a primary endpoint of statistically significant plasma arginine reduction from baseline. The primary endpoint assessed the effectiveness of pegzilarginase in lowering plasma arginine levels. Secondary endpoints included clinical outcome assessments focused primarily on measuring the impact on functional mobility, including the key secondary endpoints consisting of Gross Motor Function Measure Part E, or GMFM-E, and 2 Minute Walk Test, or 2MWT, in addition to safety and pharmacokinetics.

The pivotal trial enrolled 32 patients aged two years and older, who had plasma arginine levels greater than 250 µM and a baseline deficit in at least one clinical response assessment. Patients enrolled in the trial were randomized on a two-to-one basis to receive weekly infusions of pegzilarginase (0.1 mg/kg starting dose), or placebo for the double-blind treatment period. Dose adjustments during this period were allowed in order to optimize plasma arginine control. Patients remained on current disease management for the duration of the PEACE Phase 3 trial. Upon completion of the 24-week treatment period, patients were eligible to participate in a long-term extension study of pegzilarginase, with all 31 patients who completed the double-blind period continuing into the long-term extension study and switching to subcutaneous administration.

In December 2021, we announced the topline results for the PEACE Phase 3 trial. In April 2022 and August 2022, we presented data from our ongoing PEACE Phase 3 trial at the Society for Inherited Metabolic Disorders, or SIMD, and at the Society for the Study of Inborn Errors of Metabolism, or SSIEM, respectively. Highlights from the PEACE Phase 3 trial to date are summarized as follows:

•
Primary endpoint was achieved with a highly statistically significant 76.7% reduction in mean plasma arginine in pegzilarginase treated patients (p<0.0001) compared to the placebo arm.
•
Normal plasma arginine levels (40-115 µM) were achieved in 90.5% of pegzilarginase treated patients compared to no patients in the placebo arm.

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
•
Pegzilarginase was well-tolerated, and safety data were consistent with results from previous clinical trials. Serious adverse events included hyperammonemia and vomiting, which were infrequent, expected, and managed with standard treatment. There were no study discontinuations due to treatment-emergent adverse events.
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

Phase 1/2 Open-Label Study of Pegzilarginase in Patients with Arginase 1 Deficiency: We completed a first-in-human Phase 1/2 clinical trial for the treatment of patients with Arginase 1 Deficiency to assess the safety and clinical activity of pegzilarginase. The Phase 1/2, multi-center, single-arm, open-label trial of pegzilarginase enrolled 16 adult and pediatric patients with Arginase 1 Deficiency on background therapy in the United States, Canada, and Europe, exceeding the initial target of 10 patients. The Phase 1/2 dosing was completed in February 2019, with 14 patients completing 8 weeks of repeat dosing. The trial investigated both single ascending doses and repeated dosing. The primary endpoint of the trial was safety and tolerability of intravenous administration of pegzilarginase in patients with Arginase 1 Deficiency. The trial also evaluated the pharmacokinetic and pharmacodynamic effects of repeated doses of pegzilarginase on plasma arginine levels. Additionally, patients who completed the repeat dose part of the Phase 1/2 trial were eligible to enroll in a long-term open-label extension study, with 14 out of 14 patients who completed the Phase 1/2 trial enrolling into the extension study. One patient later discontinued for non-study related reasons.

Phase 2 Open-Label Extension Study to Evaluate the Long-Term Safety, Tolerability and Effects of Pegzilarginase in Patients with Arginase 1 Deficiency Who Received Treatment in a Previous Study: After completing the repeat dose portion of the Phase 1/2 study and at least three weeks of post-treatment observation, patients were allowed to continue treatment with pegzilarginase, including subcutaneous administration, by enrolling in a long-term open-label extension study. All 14 eligible patients enrolled in the Phase 2 open-label extension trial and all ongoing patients switched to subcutaneously dosed pegzilarginase when permitted.

We announced 20-week and 56-week data on 14 and 13 patients, respectively, from our completed Phase 1/2 trial and ongoing Phase 2 open-label extension trial for pegzilarginase in patients with Arginase 1 Deficiency. In each of the interim data announcements, we reported all patients continued to demonstrate marked and sustained reductions in plasma arginine following 20-weeks and 56-weeks of pegzilarginase administration and 79% (11 of 14) and 85% (11 of 13) of patients were clinical responders, respectively, based on a clinically meaningful improvement in one or more of three complementary mobility assessments. For GMFM-E, the mean change from baseline at the 56-week analyses was 6 units. When analyzing the subset of patients who had a baseline deficit (seven patients), the mean change for GMFM-E was 9 units. For the 6 Minute Walk Test, or 6MWT, the mean change from baseline at the 56-week analyses was 45 meters. Pegzilarginase was well tolerated and the rates of treatment-related adverse events decreased over time. Serious adverse events included hypersensitivity and hyperammonemia, which were infrequent, expected, and managed with standard treatment and did not lead to any patient discontinuations.

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

Regulatory: In August 2022, we announced that the EMA had validated the MAA, for pegzilarginase for the treatment of Arginase 1 Deficiency that was submitted by Immedica our commercialization partner in Europe and several countries in the Middle East. Review of the MAA is underway, and a decision from the EMA with respect to approval of pegzilarginase may occur in late 2023.

In April 2022, we announced that after careful consideration and further review of the efficacy and safety data from the ongoing PEACE Phase 3 trial, including the updated efficacy data from that trial and long-term safety data from the pegzilarginase program, we submitted a BLA to the FDA in order to provide all the study results for the FDA to review in detail.

In June 2022, we announced that we received a RTF letter from the FDA for the BLA for pegzilarginase for the treatment of Arginase 1 Deficiency. In the RTF letter, the FDA requested additional data to support effectiveness, such as evidence showing that plasma arginine and metabolite reduction predicts clinical benefit in patients with ARG1-D or clinical data demonstrating a treatment effect on clinically meaningful outcomes. The FDA also requested additional information relating to Chemistry Manufacturing and Controls, or CMC. There were no issues related to safety raised in the letter. Upon receipt of the RTF letter, we had 30 days in which to request a Type A meeting with the FDA to clarify and respond to items identified in the RTF letter. The Type A meeting with the FDA was held in July 2022. We continue to engage in dialogue with the FDA to identify a viable regulatory approach and path to BLA resubmission.

We have obtained Orphan Drug designation from the FDA and the EMA, as well as Fast Track and Breakthrough Therapy designations from the FDA, for pegzilarginase for the treatment of patients with Arginase 1 Deficiency. In addition, the FDA granted a Rare Pediatric Disease designation for pegzilarginase for the treatment of Arginase 1 Deficiency. These designations do not necessarily lead to faster development or regulatory review of pegzilarginase, or increase the likelihood that it will receive marketing approval. The Rare Pediatric Disease designation by the FDA confirms our eligibility to receive a Rare Pediatric Disease priority review voucher if a qualifying BLA for pegzilarginase is approved before October 1, 2026.

Licensing: We licensed to Immedica the rights to the commercialization of pegzilarginase in the European Economic Area, United Kingdom, Switzerland, Andorra, Monaco, San Marino, Vatican City, Turkey, Saudi Arabia, United Arab Emirates, Qatar, Kuwait, Bahrain, and Oman. The license and supply agreement, or Immedica Agreement, we entered into with Immedica includes a non-refundable upfront payment of $21.5 million from Immedica and development services provided to Immedica, up to $3.0 million. Under the terms of the Immedica Agreement, we are eligible to receive additional payments of up to approximately $120.8 million in regulatory and commercial milestone payments, assuming an exchange rate of $1.07 to €1.00. Additionally, we are entitled to receive royalties in the mid-20 percent range on net sales of the product in countries included in the Immedica Agreement. We will continue to be responsible for certain clinical development activities and the manufacturing of pegzilarginase and we retain commercialization rights in the United States and the rest of the world.

Arginase 1 Deficiency overview

Arginase 1 Deficiency is a rare, inherited metabolic disorder with progressive, debilitating neurologic manifestations driven by persistent high arginine levels resulting from impaired arginase 1 activity. This leads to two important harmful metabolic effects: (1) the accumulation of high levels of arginine and other arginine derived metabolites, and (2) an impairment of the urea cycle which potentially leads to intermittent elevation of ammonia levels, especially at times of stress. The high plasma arginine level is believed to be the key driver of the spasticity, developmental delays, and seizures that develop in early childhood and progress over time. The impairment of the urea cycle also means that these patients are at risk of episodic and sometimes persistent hyperammonemia, which causes irritability, nausea, and vomiting with potential to progress to brain swelling, encephalopathy, reduced life expectancy, and death.

The current standard of care is inadequate to sufficiently lower arginine levels, and most patients experience continued progression, increasing morbidity, and early mortality. Current disease management practice includes a medical diet with protein restriction, ammonia scavengers, and adjustments to essential amino acids. Medical literature suggests that disease progression can be slowed with strict adherence to dietary protein restriction, which often includes the use of specially formulated supplements. Such dietary modification has been shown to partially reduce plasma arginine levels, but generally does not consistently reach the range stipulated by medical guidelines. Therefore, this disease management approach is generally inadequate to treat the majority of patients, unpalatable, and difficult to manage. Ammonia-scavenging drugs such as RAVICTI® (glycerol phenylbutyrate) and BUPHENYL® (sodium phenylbutyrate) are used to manage elevated ammonia levels. In some cases, liver transplantation has been utilized to treat Arginase 1 Deficiency; however, this intervention is available only to a small fraction of patients and carries significant procedural risk. There is a significant unmet need for treatment that effectively lowers arginine levels and prevents clinical deterioration in the long term.

The lack of effective treatment options that directly address the cause of Arginase 1 Deficiency supports the need for a therapy that manages the harmful metabolic effects caused by accumulation of high levels of arginine and other arginine-derived metabolites (also referred to as guanidino compounds). We believe introducing an arginine-reducing therapeutic early in a patient’s life could potentially minimize the exposure to the neurotoxic effects of elevated arginine and its metabolites, as well as potentially enable increased protein intake. We believe that reduction and maintenance of plasma arginine levels to within levels recommended by medical guidance for an extended period during the pegzilarginase dosing schedule has the potential to slow or halt the progression of the disease, thereby offering the potential for more normal growth and development in these patients.

Arginase 1 Deficiency is a rare disorder, and disease prevalence has not been well established in the medical literature. Based on a published genetic prevalence analysis, we estimate that the Arginase 1 Deficiency population is greater than 2,500 patients in the global addressable markets and greater than 1,150 patients in the territories with regulatory and launch plans underway. The genetic prevalence-based methodology has the ability to account for misdiagnosis of the disease and to address limitations in newborn screening methodology, including naturally low arginine levels in newborns and lack of geographic availability or standardization of testing. Presently, only 34 U.S. states screen for Arginase 1 Deficiency, and screening in Europe is not universal. Because the manifestations of Arginase 1 Deficiency may overlap with other disorders such as hereditary spastic paraplegia, cerebral palsy or epilepsy, the prevalence of Arginase 1 Deficiency may be underestimated. We continue to make progress in patient identification, and insights from these efforts serve as a foundation for our potential commercialization strategy and execution.

AGLE-325 in Cystinuria and other research programs

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

In January 2023, we announced work on our preclinical pipeline candidates, including AGLE-325 for Cystinuria, would be halted and potential strategic options for these programs would be evaluated in order to maximize the value of those programs.

Intellectual Property

Our policy is to seek to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, including both new inventions and improvements of existing technology, that are important to the development of our business, unless this proprietary position would be better protected using trade secrets. Our patent strategy includes obtaining patent protection, where possible, on compositions of matter, methods of manufacture, methods of use, combination therapies, dosing and administration regimens, formulations, therapeutic monitoring, screening methods, and assays. We also rely on trade secrets, know-how, continuing technological innovation, in-licensing, and partnership opportunities to develop and maintain our proprietary position. Lastly, we monitor third parties for activities that may infringe our proprietary rights, as well as the progression of third-party patent applications that may have the potential to create blocks to our products or otherwise interfere with the development of our business.

Patents

We are the exclusive licensee of granted U.S. and Japanese patents and pending foreign counterpart patent applications directed towards the pegtarviliase program. The patents and patent applications cover recombinant human enzymes that degrade the amino acids homocysteine and homocystine. Any patents that issue from these applications will expire in 2038 absent any patent term adjustment or patent term extension. We also own U.S. and foreign counterpart patent applications directed towards methods of treatment of homocystinuria. Any patents that issue from these patent applications will expire in 2040, absent any patent term adjustment or patent term extension.

We own three granted U.S. patents directed towards compositions of pegzilarginase as well as to various mutations in the arginase 1 amino acid sequence. These patents will expire in 2029 in the absence of any patent term extension. There are also granted patents directed towards the composition of pegzilarginase in Europe and Japan, as well as pending patent applications in the U.S., Europe and Canada. We also own a pending U.S. patent application and pending foreign counterpart patent applications directed towards the use of pegzilarginase in the treatment of Arginase 1 Deficiency. Any patents that issue from these patent applications will expire in 2038, absent any patent term adjustment or patent term extension. We further own a granted U.S. patent, European patents, and pending U.S. and foreign counterpart patent applications directed towards the use of pegzilarginase in the treatment of cancer. This patent and any further patents that issue from these patent applications will expire in 2037, absent any patent term adjustment or patent term extension. We also own a pending U.S. application and pending foreign counterpart applications directed towards the manufacturing of pegzilarginase, and any patents that issue from these applications will expire in 2040, absent any patent term adjustment or patent term extension.

We also are the exclusive licensee of U.S. and European patents and applications, as well as foreign counterpart patents and applications, directed towards modified CGL enzymes with activity to degrade plasma cystine and cysteine and the use thereof. These patents and any further patents issued from these patent applications will expire between 2034 and 2039, absent any patent term adjustment or patent term extension.

We are also the exclusive licensee of U.S., European, Chinese, and Japanese patents and foreign counterpart patents and patent applications directed towards modified CGL enzymes with activity to degrade the amino acid methionine. These patents and any further patents that issue from these patent applications will expire in 2034, absent any patent term adjustment or patent term extension. We own U.S. and European patents and foreign counterpart patents and patent applications directed towards compositions of methioninases. These patents and any further patents that issue from these patent applications will expire in 2031, absent any patent term adjustment or patent term extension.

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

Licensing

In December 2013, our wholly owned subsidiaries AECase, Inc. and AEMase, Inc. each entered into an exclusive, worldwide license agreement, including the right to grant sublicenses, with the University of Texas at Austin, or the University, for certain intellectual property owned by the University related to cystinase and methioninase. In January 2017, we and the University entered into an Amended and Restated Patent License Agreement, or the Restated License, which consolidated the two license agreements, revised certain obligations, and licensed additional patent applications and invention disclosures to the Company. The Restated License was amended in August 2017, December 2017, and December 2018 to revise diligence milestones and license additional patent applications, including the Company's program candidates under the pegtarviliase and Cystinuria programs.

With respect to each program candidate covered by the Restated License, we could be required to pay the University up to $6.4 million in milestone payments based on the achievement of certain development milestones, including clinical trials and regulatory approvals, the majority of which are due upon the achievement of later development milestones, including a $5.0 million payment due on regulatory approval of a product and a $0.5 million payment payable on final regulatory approval of a product for a second indication. In addition, we are required to pay the University a low single digit royalty on worldwide-net sales of products covered under the Restated License, together with a revenue share on non-royalty consideration received from sublicensees. The rate of the revenue share ranges from 6.5% to 25%, depending on the date the sublicense agreement is signed. The term of the Restated License continues until the expiration of the last to expire of the patents licensed thereunder. The University may terminate the agreement under certain circumstances, including for a breach by us that is not cured within 30 or 60 days of notice (depending on the type of breach), or if we or any of our affiliates or sublicensees participate in any proceeding to challenge the licensed patent rights (unless, with respect to sublicensees, we terminate the applicable sublicense). As of December 31, 2022, we have paid $0.4 million under these license agreements.

In March 2021, we entered into the Immedica Agreement, pursuant to which Immedica licensed the product rights for commercialization of pegzilarginase in the European Economic Area, United Kingdom, Switzerland, Andorra, Monaco, San Marino, Vatican City, Turkey, Saudi Arabia, United Arab Emirates, Qatar, Kuwait, Bahrain, and Oman. In April 2021, we received an upfront payment of $21.5 million from Immedica. Under the terms of the Immedica Agreement, we are also eligible to receive additional payments of up to approximately $120.8 million in regulatory and commercial milestone payments, assuming an exchange rate of $1.07 to €1.00. Additionally, we are entitled to receive royalties in the mid-20 percent range on the net sales of the product in countries included in the Immedica Agreement.

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

Pursuant to the Grant Contract, we granted to CPRIT a non-exclusive, irrevocable, royalty-free, perpetual, worldwide license to any technology and intellectual property resulting from the grant-funded activities and any other intellectual property that is owned by us and necessary for the exploitation of the technology and intellectual property resulting from the grant-funded activities, or the Project Results, for and on behalf of CPRIT and other governmental entities and agencies of the State of Texas and private or independent institutions of higher education located in Texas for education, research and other non-commercial purposes only. The terms of the Grant Contract require that we pay tiered royalties in the low- to mid-single digit percentages on revenues from sales and licenses of products or services that are based upon, utilize, are developed from or materially incorporate Project Results. Such royalties are reduced to less than one percent after a mid-single-digit multiple of the grant funds have been repaid to CPRIT in royalties. Such royalties are payable for so long as we have marketing exclusivity or patents covering the applicable product or service (or 12 years from first commercial sale of such product or service in certain countries if there is no such exclusivity or patent protection).

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

We compete in the segments of the pharmaceutical, biotechnology and other related markets that address rare genetic diseases.

With respect to pegtarviliase for Homocystinuria, there is currently one FDA-approved prescription therapy for the treatment of Homocystinuria and several medical foods for the dietary management of individuals with Homocystinuria. The primary treatment goal in patients with Homocystinuria is to maintain consistent plasma tHcy levels below the currently defined biochemical targets. Current disease management practice for the majority of Homocystinuria patients consists of dietary restriction, vitamin B6, vitamin B12, folate supplementation, medical foods, and betaine. CYSTADANE® (betaine anhydrous for oral solution) was approved by the FDA in 1996 for the treatment of Homocystinuria, and Recordati Rare Diseases Inc. currently owns the North American marketing rights to this product. Medical foods are manufactured by Breckenridge Pharmaceutical, Inc. and Upsher-Smith Laboratories, LLC.

We are also aware of a limited number of investigational therapies for the treatment of Homocystinuria. Travere Therapeutics Inc. is focused on the development of pegtibatinase, an enzyme replacement therapy in patients with Homocystinuria due to cystathionine β-synthase deficiency. Travere released topline data in December 2021 from its Phase 1/2 study of pegtibatinase which showed a 55% reduction in homocysteine at the highest dose cohort (1.5mg/kg, 2x/week). In January 2023, Travere stated that enrollment had been completed in the final cohort of their ongoing Phase 1/2 study and that the company is preparing for the initiation of a pivotal Phase 3 trial in the second half of 2023. SYNB1353 from Synlogic Inc. is also in clinical development for the potential treatment of Homocystinuria. In January 2023, the company announced completion of a Phase 1 study with anticipated advancement into Phase 2 in 2023. This investigational agent is an oral synthetic biotic platform that consumes methionine, an essential amino acid and precursor of homocysteine, in the gastrointestinal tract. We are also aware of two investigational therapies in preclinical development. The first is CDX-6512, an oral methionine-gamma-lyase enzyme therapy from Codexis. Additionally, Erytech Pharma SA also has a product candidate for Homocystinuria in preclinical development. It is possible that competitors may produce, develop, and commercialize therapeutics, or utilize other approaches to treat Homocystinuria.

With respect to pegzilarginase for Arginase 1 Deficiency, there are currently no effective treatment options or approved therapeutic agents that address the underlying cause of the disease and we are not aware of any other therapeutics that do so in clinical development. It is possible that competitors may produce, develop, and commercialize therapeutics, or utilize other approaches to treat Arginase 1 Deficiency. The current disease management practice for patients with Arginase 1 Deficiency includes one or more of the following: dietary protein restriction, essential amino acid supplementation, and ammonia scavengers. The dietary restrictions with amino acid supplementation are intended to reduce plasma arginine levels, while ammonia scavengers (such as Horizon Therapeutics’ RAVICTI® (glycerol phenylbutyrate), BUPHENYL® (sodium phenylbutyrate) and Acer Therapeutics' OLPRUVATM) are used to manage elevated ammonia levels in patients with urea cycle disorders. A small number of companies have an interest in the role of arginine depletion in other therapeutic areas, but we are not aware of any active preclinical or clinical development activities in Arginase 1 Deficiency. In the oncology field, Polaris Group has conducted numerous clinical trials of ADI-PEG 20, an enzyme derived from mycoplasma, and Athenex has conducted preclinical research with PT01, a PEGylated genetically modified human arginase enzyme, in numerous tumor models.

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

Manufacturing

We currently contract with third parties for the process development, manufacturing, and testing of our product candidates for nonclinical and clinical studies and intend to do so for future studies as well. We may qualify additional manufacturers to provide potential alternative sources for the drug substance and fill-and-finish services for pegtarviliase and pegzilarginase as the compounds progress through clinical development. We believe we have sufficient supplies of pegtarviliase for our ongoing Phase 1/2 clinical trial for the treatment of patients with Classical Homocystinuria and of pegzilarginase for our open-label extension study for the treatment of patients with Arginase 1 Deficiency who have participated in one of our previous clinical trials.

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

FDA approval process

In the United States, pharmaceutical products are subject to extensive regulation by the United States Food and Drug Administration, or the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Biological products used for the prevention, treatment, or cure of a disease or condition of a human being are subject to regulation under the FDC Act, except the section of the FDC Act which governs the approval of new drug applications, or NDAs. Biological products are approved for marketing under provisions of the Public Health Service Act, or PHSA, via a BLA. However, the application process and requirements for approval of BLAs are very similar to those for NDAs, and biologics are associated with similar approval risks and costs as drugs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending NDAs or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

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

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of some preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. Unless the FDA places the trial in the IND on clinical hold within this 30-day period, the clinical trial proposed in the IND may begin. A clinical hold is an order issued by FDA to the sponsor of an IND application to delay a proposed clinical trial or to suspend an ongoing trial pending the resolution of a potential deficiency in the IND. All or some of the investigations conducted under an IND may be placed on clinical hold. Clinical trials involve the administration of the investigational biologic to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee, and the applicant under an approved BLA is also subject to an annual program fee for each prescription product. These fees are typically increased annually. The FDA has 60 days from its receipt of a BLA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review or whether to issue a Refuse to File letter. Once the submission is filed, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of BLAs. Most such applications for standard review biologic products are reviewed within ten months of the date the FDA files the BLA; most applications for priority review biologics are reviewed within six months of the date the FDA files the BLA. Priority review can be applied to a biologic that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

To receive a Priority Review Voucher, a sponsor must notify FDA, upon submission of the NDA or BLA, of its intent to request a voucher. If FDA determines that the NDA or BLA is a rare pediatric disease product application, and if the NDA or BLA is approved, FDA will award the sponsor of the NDA or BLA a voucher upon approval of the NDA or BLA. FDA may revoke a Priority Review Voucher if the product for which it was awarded is not marketed in the U.S. within 365 days of the product’s approval.

The Priority Review Voucher, which is transferable to another sponsor, may be submitted with a subsequent NDA or BLA and entitles the holder to priority review of the accompanying NDA or BLA. The sponsor submitting the Priority Review Voucher must notify FDA of its intent to submit the voucher with the NDA or BLA at least 90 days prior to submission of the NDA or BLA and must pay a priority review user fee in addition to any other required user fee. FDA must take action on an NDA or BLA under priority review within six months of receipt of the NDA or BLA.

The Rare Pediatric Disease Priority Review Voucher program was reauthorized in the Creating Hope Reauthorization Act in December 2020, allowing a product that is designated as a product for a rare pediatric disease prior to October 1, 2024 to be eligible to receive a Priority Review Voucher upon approval of a qualifying NDA or BLA prior to October 1, 2026.

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

Pediatric information

Under the Pediatric Research Equity Act, or PREA, NDAs or BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by statute or regulation, PREA generally does not apply to a drug for an indication for which orphan designation has been granted; however, PREA applies to BLAs for orphan-designated drugs if the drug is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that the FDA has determined is substantially relevant to the growth or progression of a pediatric cancer.

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

For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the U.S. Patent and Trademark Office, or U.S. PTO, must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug or biologic for which an NDA or BLA has not been submitted.

Biosimilars

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical trials, animal trials, and a clinical trial or trials, unless the Secretary of the U.S. Department of Health and Human Services, or HHS, waives a required element. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. The FDA has approved numerous biosimilar products, and in 2021 approved the first interchangeable product under the BPCIA. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation, which is still being evaluated by the FDA.

A reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product, and no application for a biosimilar can be submitted for four years from the date of licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against a finding of interchangeability for other biologics for the same condition of use for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) 18 months after the first interchangeable biosimilar is approved if there is no patent challenge, (iii) 18 months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar’s application has been approved if a patent lawsuit is ongoing within the 42-month period.

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

Other U.S. healthcare laws and compliance requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of HHS (e.g., the Office of Inspector General), the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended.

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

Healthcare reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. This recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which will, among other things, allow the Department of Health and Human Services, or HHS, to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in October 2023, the IRA will penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. The full economic impact of the IRA is unknown at this time. It is unclear to what extent additional statutory, regulatory, and administrative initiatives will be enacted and implemented.

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

International government regulation

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

Corporate Information

We were formed as a limited liability company under the laws of the State of Delaware in December 2013 and converted to a Delaware corporation in March 2015. Our principal executive offices are located at 805 Las Cimas Parkway, Suite 100, Austin, Texas 78746, and our telephone number is (512) 942-2935. Our website address is www.aeglea.com. The information contained on, or that can be accessed through, our website is not part of this Annual Report, and you should not consider information on our website to be part of this Annual Report.

Human Capital Resources

As of December 31, 2022, we employed 69 people: 66 employees in the United States and 3 employees in international locations. We also engage temporary employees and consultants to augment our existing workforce. None of our employees are represented by a labor union, we have not experienced any work stoppages, and we consider our relations with our employees to be good.

We are committed to providing our employees with a work environment that is free of unlawful discrimination, including any harassment on the basis of any legally protected status. Accordingly, we do not and will not tolerate any form of unlawful harassment against our employees, whether by executives, managers, co-workers, or by third parties, such as vendors, or other third parties with whom our employees interact. In addition, we provide equal employment opportunity to all employees and applicants for employment and do not discriminate on any basis prohibited by law, including race, color, sex, gender, sexual orientation, pregnancy, age, religion, national origin, disability, marital status, and veteran status.

We recognize that attracting, motivating, and retaining talent at all levels is vital to continuing our success. We invest in our employees through high-quality benefits and various health and wellness initiatives and offer competitive compensation packages (base salary and incentive plans), ensuring fairness in internal compensation practices. The principal purposes of our incentive plans (bonus and equity) are to align with the long-term interests of our stakeholders and stockholders.

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

Summary Risk Factors

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. Some of these risks are:

•
We and our independent auditors have expressed substantial doubt about our ability to continue as a going concern.
•
We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.
•
We depend heavily on the success of our most advanced product candidates, pegtarviliase and pegzilarginase. Existing and future clinical trials of our product candidates, including pegtarviliase and pegzilarginase may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
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
•
We have only initiated clinical trials for pegtarviliase and pegzilarginase for the treatment of certain conditions. We have not dosed any of our other product candidates in humans. Our existing and future planned clinical trials may reveal significant adverse events, toxicities or other side effects not seen in our nonclinical studies or early stage clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
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
•
The outbreak of the novel strain of coronavirus, SARS-CoV-2 and its emerging variants, which causes COVID-19, has, and may continue to, adversely impact our business, including supply chain interruptions.

Risks Related to Our Financial Position and Need for Additional Capital

We and our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements included in this Annual Report on Form 10-K are issued. Based upon the Company’s current operating plans, the Company believes that it has sufficient resources to fund operations into the fourth quarter of 2023 with its existing cash, cash equivalents, and marketable securities. Accordingly, based on its recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance its future operations, the Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within twelve months of the issuance date of these financial statements.

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

We are a clinical-stage biotechnology company. We began operations as a limited liability company in December 2013 and converted to a Delaware corporation in March 2015. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking nonclinical studies, and preparing for, commencing and conducting clinical trials of our most advanced product candidates, pegtarviliase and pegzilarginase.

Other than the PEACE Phase 3 trial of pegzilarginase, we have not demonstrated our ability to successfully complete a pivotal clinical trial. We have not yet demonstrated our ability to successfully obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, other than for pegtarviliase and pegzilarginase, or conduct sales and marketing activities necessary for successful product commercialization. Products, on average, take 10 to 15 years to be developed from the time they are discovered to the time they are approved and available for treating patients. Although we have recruited a team that has experience with clinical trials, as a company we have limited experience in conducting clinical trials. Due to this limited experience, we cannot be certain that planned or ongoing clinical trials will begin or be completed on time, if at all, and/or will yield clinical results that we may expect. Consequently, any predictions you make about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history or an established track record in conducting clinical trials or commercializing products.

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. In the future, we will need to transition from a company with a research focus to a company also capable of supporting commercial activities. We may not be successful in such a transition.

We have no source of product revenue and we have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

We have a limited operating history and no approved products. Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of any of our product candidates, including pegtarviliase and pegzilarginase, for any of our target indications and to obtain necessary regulatory approvals. To date, we have recognized revenue from a license and supply agreement and a fully utilized government grant and have not generated any product revenue. Even if we receive regulatory approval for any of our product candidates, we do not know when these product candidates will generate revenue for us, if at all.

In addition, since inception, we have incurred significant operating losses. For the years ended December 31, 2022 and 2021, we reported a net loss of $83.8 million and $65.8 million, respectively. As of December 31, 2022, we had an accumulated deficit of $425.6 million. Based upon our current operating plans, we believe that we have sufficient resources to fund operations into the fourth quarter of 2023 with our existing cash, cash equivalents, and marketable securities. Accordingly, based on recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within twelve months of the issuance date of the financial statements included in this Annual Report on Form 10-K. We plan to address this condition through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including collaborations with other companies or other strategic transactions. In the past, we have financed our operations primarily through private placements of our preferred stock, the initial public offering of our common stock, follow-on public offerings of our common stock and pre-funded warrants, collection of a research grant, and the licensing of our product rights for commercialization of pegzilarginase in Europe and several countries in the Middle East. We have devoted substantially all of our efforts to research and development. Currently, we are conducting clinical development for pegtarviliase for the treatment of Homocystinuria and pegzilarginase for the treatment of Arginase 1 Deficiency. We have not initiated clinical development of our other product candidates and none of our product candidates are ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•
continue our research, nonclinical development and clinical development of our product candidates;
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

We are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability because of the numerous risks and uncertainties associated with product development. In addition, our expenses could increase significantly beyond expectations if we are required by the FDA, EMA, MHRA, or other relevant regulatory authorities, or collectively, the Health Authorities, to modify protocols of our clinical trials or perform studies in addition to those that we currently anticipate. Even if pegzilarginase, or any of our other product candidates, is approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of any product candidate.

To become and remain profitable, we must develop and eventually commercialize a product candidate or product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing nonclinical testing, initiating and completing clinical trials of one or more of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those product candidates for which we obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. We reported in April 2022 that we submitted a BLA to the FDA for pegzilarginase for the treatment of Arginase 1 Deficiency and announced in June 2022 that we received a Refuse to File letter, or RTF Letter, from the FDA regarding our BLA submission. In the RTF Letter, the FDA requested additional data to support effectiveness and additional information relating to Chemistry Manufacturing and Controls. We are continuing to engage with FDA to identify a potential path to BLA resubmission. In October 2022, we received a letter from the FDA regarding a protocol amendment for our Phase 1/2 clinical trial of pegtarviliase for the treatment of Classical Homocystinuria in which the FDA stated the protocol did not provide adequate justification and evidence to support the prospect of direct clinical benefit for pediatric patients and placed the trial on partial clinical hold for the enrollment of patients less than 18 years of age. A local Australian ethics committee, responsible for two clinical trial sites, recently stated that it would like to align with the FDA and place a hold on the enrollment of pediatric participants at those sites. We are in the nonclinical development stages for our remaining product candidates. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain or expand our research and development efforts, expand our business or continue our operations.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our expenses to increase in parallel with our ongoing activities, particularly as we initiate and continue clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding to support our continuing operations. If we are unable to raise capital when needed for any reason, including but not limited to inflation, increasing interest rates, volatile market conditions and global events, or on acceptable terms, we would be forced to delay, reduce or eliminate our discovery and nonclinical development programs, our ongoing clinical development, or any future clinical development or commercialization efforts.

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

Even if successful in raising new capital, we could be limited in the amount of capital we raise due to investor demand restrictions placed on the amount of capital we raise or other reasons. For example, as of the filing of this Annual Report, we are subject to the limitations set forth in Instruction I.B.6 of Form S-3 (the "baby shelf restrictions") or other reasons. If we are unable to raise sufficient amounts of capital it could similarly affect our progress and we could be forced to delay, reduce, or eliminate our discovery and nonclinical development programs, our ongoing clinical development, or any future clinical development or commercialization efforts.

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

Risks Related to Our Product Development and Regulatory Approval

We may not be successful in advancing the clinical development of our product candidates, including pegtarviliase and pegzilarginase.

In order to execute on our strategy of advancing the clinical development of our product candidates, we completed the global pivotal PEACE Phase 3 clinical trial and a Phase 1/2 clinical trial of pegzilarginase for the treatment of Arginase 1 Deficiency. We are conducting an open-label study of pegzilarginase for the treatment of Arginase 1 Deficiency, for patients that participated in our previous clinical trials, and a Phase 1/2 clinical trial of pegtarviliase for the treatment of patients with Classical Homocystinuria. If our product candidates fail to work as we expect, or if we need to conduct additional studies to better understand the relationship between our product candidates and clinical activity, (i.e. efficacy and safety), our ability to assess the therapeutic effect, seek regulatory approval or otherwise begin or further clinical development, could be compromised. We announced on August 18, 2022 that a MAA for pegzilarginase for the treatment of Arginase 1 Deficiency has been submitted to and successfully validated by the EMA. The MAA was submitted by Immedica Pharma AB, our commercialization partner in Europe and the Middle East. Although we submitted our BLA to the FDA to support approval for pegzilarginase based on the results of PEACE Phase 3 trial, on June 2, 2022, we announced that we received a RTF Letter from the FDA regarding our BLA submission. In the RTF Letter, the FDA requested additional data to support effectiveness and additional information relating to Chemistry Manufacturing and Controls. The FDA has noted that, while the data presented in the PEACE Phase 3 trial overall appeared promising and hypothesis-generating, it disagreed that the efficacy results provide substantial evidence of effectiveness for pegzilarginase. The FDA also previously reiterated the need to generate evidence of effectiveness of the product candidate through an additional randomized placebo-controlled trial of a duration longer than 24 weeks given that efficacy data based on effort-dependent clinical outcome assessments and related endpoints have a high potential for bias. We may choose not to resubmit the BLA to the FDA. If we re-submit a BLA, the FDA may again decide not to file our BLA or approve the BLA in a timely manner, or at all. If the FDA does not file or approve our BLA, we may need to conduct additional studies and our expected timing of commercialization of pegzilarginase could be delayed, or we may never commercialize pegzilarginase.

We have in the past had to cease clinical development of a product candidate for another indication. For example, we discontinued clinical development of pegzilarginase for the treatment of the hematological malignancies acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS, in December 2017 due to lack of evidence of clinical benefit. Additionally, we completed our Phase 1 clinical trial of pegzilarginase for the treatment of advanced solid tumors to study small cell lung cancer, uveal melanoma, and cutaneous melanoma and our combination trial of pegzilarginase with pembrolizumab for the treatment of patients with SCLC. Such a discontinuation as in our prior oncology program may result in longer development times, larger trials and a greater likelihood of terminating the trial or not obtaining regulatory approval.

We depend heavily on the success of our most advanced product candidates, pegtarviliase and pegzilarginase. Existing and future clinical trials of our product candidates, including pegtarviliase and pegzilarginase, may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the nonclinical and clinical development and testing of pegzilarginase for the treatment of patients with Arginase 1 Deficiency and in certain oncology trials and pegtarviliase for the treatment of Homocystinuria. Our ability to generate product revenues, if ever, will depend heavily on the successful development and commercialization of pegtarviliase and pegzilarginase. The success of pegtarviliase, pegzilarginase, and our other product candidates will depend on many factors, including the following:

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

The results from our global pivotal PEACE Phase 3 trial may not support marketing approval, and the FDA or other regulatory authorities may require us to conduct additional non-clinical studies or clinical trials to evaluate subjects for an additional follow-up period.

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

We have initiated clinical trials with our product candidates, pegtarviliase and pegzilarginase. The risk of failure for all of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete nonclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans for the respective target indications. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process.

The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials that will likely differ in design and size from early-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, while we have observed a reduction in blood arginine and arginine metabolite levels due to administration of pegzilarginase in patients with Arginase 1 Deficiency, and a reduction in blood arginine levels due to pegzilarginase in patients with advanced solid tumors, these data may not necessarily be predictive of the final results of all patients treated with pegzilarginase, and may also not be predictive of pegzilarginase’s ability to reduce arginine or arginine metabolite levels for these patients over a longer term nor predictive of positive clinical outcomes. In addition, while we intend to announce interim data from our clinical trials from time to time, such reports may be based on unaudited data provided by our clinical trial investigators. An audit or subsequent review of this data may change the conclusions drawn from this unaudited data provided by our clinical trial investigators indicating less promising results than we anticipate. In addition, our observations of clinical improvements, through clinician and assessor feedback or assessment tools in the Phase 1/2 clinical trial, the Phase 2 open-label study, the PEACE Phase 3 clinical trial and its open-label extension of pegzilarginase in patients with Arginase 1 Deficiency after cumulative doses, may not be representative of our observations with subsequently dosed patients out to a similar or longer duration of cumulative dosing.

We completed enrollment in our single, global pivotal PEACE Phase 3 clinical trial to evaluate the safety and efficacy of pegzilarginase in patients with Arginase 1 Deficiency. Due to COVID-19, all of our clinical trial sites temporarily suspended screening, limiting patient access, and resulting in some missed dosing appointments for patients. All patients that had initially paused dosing due to COVID-19 had restarted treatment by September 2020. In addition, while we initiated dosing in our Phase 1/2 clinical trial investigating pegtarviliase for the treatment of Classical Homocystinuria in June 2021, and began dosing in the third cohort in October 2022, the timing of continued enrollment may be delayed in the future. Additionally, missed doses by patients in our clinical studies may adversely affect the usefulness of the data collected in those trials.

It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

We may experience delays in our ongoing and planned clinical trials and we do not know whether planned clinical trials will begin or enroll subjects on time, whether enrolled subjects will complete trials on time or at all, whether such trials will need to be redesigned or whether they will be able to be completed on schedule, if at all. There can be no assurance that the Health Authorities will allow us to begin clinical trials or that they will not put any of the trials for any of our product candidates that enter or have entered clinical development on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

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
•
geographic complexities of managing the design and completion of clinical trials across different Health Authorities in the United States, Canada, Europe, Australia, and other jurisdictions where we currently or may in the future conduct clinical trials;
•
reports of safety issues, side effects or dose-limiting toxicities, or any additional or more severe safety issues in addition to those observed to date;
•
inability, delay or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;
•
delay or failure in recruiting and enrolling suitable subjects to participate in one or more clinical trials;
•
delay or failure in having subjects complete a trial or return for post-treatment follow-up. For instance, one patient withdrew from the Phase 1/2 clinical trial of pegtarviliase for Classical Homocystinuria and two patients previously dosed in our Phase 1/2 clinical trial of pegzilarginase for the treatment of Arginase 1 Deficiency withdrew from the trial due to personal reasons;
•
clinical sites and investigators deviating from the trial protocol, failing to conduct the trial in accordance with regulatory requirements or dropping out of a trial;
•
a clinical hold for any of our ongoing or planned clinical trials, including for pegtarviliase or pegzilarginase, where a clinical hold in a trial in one indication could result in a clinical hold for clinical trials in other indications;
•
failure of the Company, third party manufacturers, or sites participating in our clinical trials to pass regulatory inspections under applicable standards, including Good Clinical Practice and Good Manufacturing Practice;
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
•
we may experience delays or difficulties in the enrollment of patients, including the identification of patients with Classical Homocystinuria or Arginase 1 Deficiency;
•
our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•
we may have difficulty partnering with experienced CROs that can run our clinical trials effectively, adhere to the trial protocols and follow policies and procedures;

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
•
be subject to additional post-marketing restrictions, requirements, and/or testing requirements; or
•
have the product removed from the market after obtaining marketing approval.

We do not know whether any of our planned or current nonclinical studies, or ongoing or planned clinical trials, will need to be restructured or will be completed on schedule, or at all. For example, in June 2017, we delayed enrollment of pediatric patients in our Phase 1/2 clinical trial of pegzilarginase for the treatment of Arginase 1 Deficiency due to a difference in opinion with the FDA on data required to support inclusion of pediatric patients. Although we reached an agreement with the FDA in November 2017 and began dosing pediatric patients, the FDA may require additional information or studies to be conducted, or impose conditions that could further delay or restrict our other planned clinical activities in the future. Similarly, in October 2022, we received a letter from the FDA regarding a protocol amendment for our Phase 1/2 clinical rial of pegtarviliase in which the FDA stated the protocol did not provide adequate justification and evidence to support the prospect of direct clinical benefit for pediatric patients and placed the trial on partial clinical hold for the enrollment of patients less an 18 years of age. A local Australian ethics committee, responsible for two clinical trial sites, recently stated that it would like to align with the FDA and place a hold on the enrollment of pediatric participants at those sites. We began our global pivotal PEACE Phase 3 clinical trial in which we are studying plasma arginine reduction from baseline over 24 weeks as our primary endpoint. However, evidence of stabilization or improvement of clinical signs and symptoms of Arginase 1 Deficiency, such as our secondary endpoints, consisting of clinical outcome assessments focused primarily on mobility, as well as clinician and caregiver global impressions of effectiveness, may be required in addition to the primary endpoint to support approval. Certain of our clinical outcome secondary endpoints are being measured using motor assessments that have not been previously validated for Arginase 1 Deficiency, including the gross motor function classification system. Such motor assessments have only been validated in ambulatory children with cerebral palsy. We believe these motor functional assessments are translatable to Arginase 1 Deficiency patients given the similarities in symptoms of children with cerebral palsy and the Arginase 1 Deficiency populations, however the FDA or other Health Authorities may disagree. For example, on June 2, 2022, we reported that we received a RTF Letter from the FDA regarding our BLA submission for pegzilarginase. In the RTF Letter, the FDA requested additional data to support effectiveness and additional information relating to Chemistry Manufacturing and Controls.

Significant nonclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may materially harm our business and results of operations.

The outbreak of the novel strain of coronavirus, SARS-CoV-2 and its variants, which causes COVID-19, has, and may continue to, adversely impact our business, including supply chain interruptions, and delays for raw materials.

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
•
increased rates of patients missing dosing appointments or withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, and other travel restrictions, or not accepting home health visits and such missed doses by patients may adversely affect the usefulness of the data collected in our trials;
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
•
interruption of, or delays in receiving, supplies of our product candidates from our CMOs due to staffing shortages, production slowdowns or stoppages, disruptions in delivery systems; and
•
delays and interruptions to the supply chain, including the raw materials and other supplies needed for analysis and manufacturing of our product candidates.

The trading prices for our common stock and other biopharmaceutical companies, as well as the broader equity and debt markets, have been highly volatile as a result of the COVID-19 pandemic and the resulting impact on economic activity. The COVID-19 pandemic has also contributed to other macroeconomic conditions, including rising interest rates, inflation and potential recessions. As a result, we may face difficulties raising capital when needed, and any sales may be on unfavorable terms to us. Further, to the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted.

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

We have only initiated clinical trials for pegtarviliase and pegzilarginase for the treatment of certain conditions. We have not dosed any of our other product candidates in humans. Our existing and future planned clinical trials may reveal significant adverse events, toxicities or other side effects not seen in our nonclinical studies or early stage clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

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

We are also conducting a Phase 1/2 trial of pegtarviliase for the treatment of patients with Classical Homocystinuria. We have also completed the global pivotal PEACE Phase 3 trial and a Phase 1/2 clinical trial of pegzilarginase for the treatment of patients with Arginase 1 Deficiency. Pegzilarginase is continuing to be evaluated in an open-label extension study for patients with Arginase 1 Deficiency that participated in our previous clinical trials. Given the nature of the patient populations enrolled in these trials, we have observed and expect to continue to observe serious adverse events that could be related or unrelated to pegzilarginase and could impact the safety or efficacy of pegzilarginase and we may observe serious adverse events that could be related or unrelated to pegtarviliase and could impact the safety or efficacy of pegtarviliase. We have also dosed, and may continue to dose, patients with pegzilarginase following compassionate use requests. While such patients are not monitored as part of our ongoing clinical trials, the occurrence of significant adverse events in such patients may negatively impact the prospects of our programs.

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

In a completed Phase 1/2 clinical trial and the PEACE Phase 3 clinical trial of pegzilarginase for the treatment of patients with Arginase 1 Deficiency, we have observed serious adverse events in some patients, including hyperammonemia, hypersensitivity, and vomiting, which were infrequent, expected and manageable. Hyperammonemia is an important metabolic effect experienced by some patients with Arginase 1 Deficiency. None of the patients in these trials discontinued due to adverse events, while three patients discontinued for non-medical reasons.

Subjects in our ongoing and planned clinical trials with pegtarviliase and pegzilarginase may suffer minor, significant, serious, or even life-threatening adverse events, including those that are drug-related. Subjects in our ongoing and planned clinical trials may also suffer side effects not yet observed in any of our prior and ongoing clinical or nonclinical studies, including, but not limited to, toxicities to the nervous system, liver, heart, lung, kidney, blood, pulmonary or immune system. We have not dosed any of our other product candidates in humans.

Certain COVID-19 vaccines include pegylated components, which could result in the development of anti-PEG antibodies in vaccinated patients. Whether such antibodies have been developed, and their potential impact on the efficacy and safety of our product candidates is highly uncertain and cannot be predicted.

Testing in animals, such as our primate studies for pegtarviliase and pegzilarginase may not uncover all side effects in humans or any observed side effects in animals may be more severe in humans. For example, it is possible that patients’ immune systems may recognize our engineered human enzymes as foreign and trigger an immune response, including the production of anti-drug antibodies that could limit the activity of our human enzymes. We believe this risk may be heightened in patients with deficiencies in the enzyme activity our potential therapies are intended to correct, including patients with Arginase 1 Deficiency that we are treating with pegzilarginase in our open-label extension study, and any future clinical trials we conduct for this rare genetic disease. The risk of a patient developing an immune response, including anti-drug antibodies to our engineered enzymes, and the potential impact of the immune response on the efficacy and safety of our product candidates, cannot be predicted. In addition, our product candidates such as pegtarviliase and pegzilarginase break down target amino acids, thereby releasing metabolites into the bloodstream. Some patients may be sensitive to these metabolites, increasing the risk of an adverse reaction due to treatment, which risk may not be able to be mitigated through dosing. Finally, although our engineered human enzyme product candidates such as pegtarviliase and pegzilarginase are engineered from the human genome, pegtarviliase and pegzilarginase are produced in E. coli. This manufacturing process could lead to the products being more likely to trigger an immune response than we expect.

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

Delays or difficulties in the enrollment of patients in our ongoing or planned clinical trials, could delay or prevent our receipt of necessary regulatory approvals.

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the Health Authorities. For example, we are currently enrolling in our Phase 1/2 clinical trial investigating pegtarviliase for the treatment of Classical Homocystinuria, the timing of which has been impacted by COVID-19. While we initiated dosing in our Phase 1/2 clinical trial investigating pegtarviliase for the treatment of Classical Homocystinuria in June 2021, and reported in November 2022 that dosing of two patients in the third cohort was complete, the timing of continued enrollment may be delayed in the future. Further, we previously submitted a protocol amendment for our Phase 1/2 clinical trial of pegtarviliase, which, among other things, requested the inclusion of adolescent patients at clinical trial sites in the United States. The FDA stated the protocol did not provide adequate justification and evidence to support the prospect of direct clinical benefit for pediatric patients and placed the trial on partial clinical hold for the enrollment of patients less than 18 years of age under this IND at this time. A local Australian ethics committee, responsible for two clinical trial sites, recently stated that it would like to align with the FDA and place a hold on the enrollment of pediatric participants at those sites. Furthermore, many of our product candidates, including pegtarviliase and pegzilarginase, initially target indications that may be characterized as orphan markets, which can prolong the clinical trial timeline if sufficient patients cannot be enrolled in a timely manner. Arginase 1 Deficiency is a rare disorder, and there are no published reports of disease prevalence.

Based on an internal analysis of published literature and other data sources, we estimate the prevalence of Classical Homocystinuria to be approximately 30,000 in global addressable markets, with 80% of those patients being potential treatment candidates due to their inability to control tHcy levels with currently available treatments. Of the approximately 25,000 treatment candidates in global addressable markets, including B6-non-responsive and B6-partially-responsive patients, approximately 8,500 are estimated in the key commercial markets of the United States, France, Germany, Italy, Spain, and the United Kingdom. However, we may not be able to continue to enroll the trial as expected or locate and enroll a sufficient number of eligible patients as required by the Health Authorities, and the necessary regulatory approvals could be delayed or prevented.

We commissioned a genetic prevalence analysis and based on that analysis estimate the Arginase 1 Deficiency population is greater than 2,500 patients in the global addressable markets and greater than 1,150 patients in the territories with regulatory and launch plans underway. The genetic prevalence-based methodology is intended to account for misdiagnosis of the disease and to address limitations in newborn screening methodology, including naturally low arginine levels in newborns and lack of geographic availability or standardization of testing. Presently, only 34 U.S. states (plus the District of Columbia) perform newborn screening for Arginase 1 Deficiency, and newborn screening is not currently widely performed in European countries.

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
our commercialization strategy;
•
the availability and efficacy of competing therapies and clinical trials;
•
our payments for conducting clinical trials;
•
the patient referral practices of physicians;
•
the ability to monitor patients adequately during and after treatment with the product candidate;
•
the proximity and availability of clinical trial sites for prospective patients; and
•
the impact of COVID-19 or another epidemic or pandemic and related local restrictions.

The safety or efficacy profile of our current or future product candidates may differ in combination therapy with other existing or future drugs, and therefore may preclude its further development or approval, which would materially harm our business.

From time to time, our commercialization strategy may include the combination of our product candidates with third-party products or product candidates. For example, we completed a combination trial with Merck to evaluate the combination of pegzilarginase with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab), for the treatment of patients with small cell lung cancer. Such combination studies involve additional risks due to their reliance on circumstances outside our control, such as those relating to the availability and marketability of the third-party product involved in the study. Additionally, we may be unable to secure and maintain a sufficient supply of such third-party products when needed on commercially reasonably terms. Any such shortages could cause us to delay or terminate our combination trials.

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

Even though we have obtained orphan drug designation for pegtarviliase in the United States and Europe for the treatment of patients with Homocystinuria and for pegzilarginase in the United States and Europe for the treatment of Arginase 1 Deficiency (hyperargininemia), we may not obtain or maintain orphan drug exclusivity for pegtarviliase or pegzilarginase and we may not obtain orphan drug designation or exclusivity for any of our other product candidates or indications.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for the same disease during that time period. The applicable period is seven years in the United States and ten years in the European Union. The European Union exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

We have received orphan drug designation in the United States and Europe for pegtarviliase for the treatment of patients with Homocystinuria. We have also received orphan drug designation in the United States and Europe for pegzilarginase for the treatment of patients with Arginase 1 Deficiency. This orphan drug exclusivity prevents the FDA or the EMA from approving another application, including a BLA in the United States or a MAA in the European Union, to market a drug containing the same principal molecular structural features for the same orphan indication, except in very limited circumstances, including when the FDA or the EMA concludes that the later drug is safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation.

Even though we have received orphan drug designation for pegtarviliase for the treatment of patients with Homocystinuria in the United States and Europe and for pegzilarginase for the treatment of Arginase 1 Deficiency in the United States and Europe, we may not be the first to obtain marketing approval for the orphan-designated indication in these jurisdictions due to the uncertainties associated with developing pharmaceutical product candidates. We may also seek to obtain orphan drug designations in other international jurisdictions. However, there is no guarantee that we would be able to do so on a timely basis, or at all. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition or a drug with the same principal molecular structural features can be approved for a different indication. Orphan drug designation by the FDA or the EMA neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, even if we intend to seek orphan drug designation for other product candidates or indications, we may never receive such designations or obtain orphan drug exclusivity.

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

In developing a product candidate for some indications, we may decide to use a biomarker-based test to identify patients for enrollment and, or, monitor patients in clinical trials or in the commercial environment, which could require development of new and/or modification of existing biochemical monitoring approaches. In such case, the FDA may require the development and regulatory approval of a companion diagnostic assay as a condition to approval of the product candidate. Alternatively, there may be clinical benefits for some enzyme-based therapies in enhancing currently available biochemical monitoring approaches. While we are not aware of any precedents requiring such approaches for regulatory approval, the FDA or other regulatory authorities could request that new biochemical monitoring approaches are available to support some product candidates. Clinical trials that utilize a biomarker-based test to select patients are likely to take longer and require additional funding. We do not have experience or capabilities in developing or commercializing these companion diagnostics and plan to rely in large part on third parties to perform these functions. Some diagnostic assays are subject to regulation by the FDA as medical devices and require separate regulatory approval prior to the use of such diagnostic assays with a therapeutic product candidate. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostic assays for use with our product candidates, or experience delays in development, we may be unable to identify patients with the specific profile targeted by our product candidates for enrollment in our clinical trials. Accordingly, further investment may be required to further develop or obtain the required regulatory approval for the relevant diagnostic assay, which would delay or substantially impact our ability to conduct further clinical trials or obtain regulatory approval. In addition, if a companion diagnostic is necessary for any of our product candidates, a delay in the development of the assay, or the delay or failure to obtain regulatory approval of the companion diagnostic would delay or prevent the approval of the therapeutic product candidate. Alternatively, we may also make the decision that our therapy does not require a companion diagnostic, however the Health Authorities may disagree and require the development and regulatory approval of a companion diagnostic assay as a condition of approval of the product candidate, creating additional costs and a delay in bringing our product candidate to market.

We may in the future expand our development and regulatory capabilities and potentially implement commercialization capabilities, and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

If we seek to expand our development and regulatory capabilities in the future, we will need to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development and regulatory affairs. Further, if any of our product candidates receives marketing approval, we would need to expand operations with respect to sales, marketing, access, reimbursement, and distribution.

We currently do not have a fully integrated commercial team to distribute and market our product candidates following regulatory approval, if approved. In order to commercialize any product candidates, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we intend to establish a fully integrated commercial organization with technical expertise and supporting distribution capabilities to commercialize our product candidates in certain markets, which will be expensive and time consuming and will require significant attention of our executive officers to manage. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain commercial personnel in such markets. Any failure or delay in the development of our internal sales, marketing, access, reimbursement, and distribution capabilities would adversely impact the commercialization of any of our product candidates that we obtain approval to market.

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

To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a public company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our understanding of both the number of people who suffer from conditions such as Classical Homocystinuria and Arginase 1 Deficiency, as well as the potential subset of those who have the potential to benefit from treatment with our product candidates, are based on estimates. We expect our product candidates targeting rare diseases to target a smaller subset of patient populations that suffer from the respective diseases we seek to treat. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

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

Even if any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success. Current treatments for Homocystinuria include CYSTADANE® (betaine anhydrous for oral solution) and dietary restrictions. Current treatments for Arginase 1 Deficiency included dietary restrictions and, in some instances, ammonia-scavenging drugs such as RAVICTI® (glycerol phenylbutyrate). If our product candidates do not achieve an adequate level of acceptance, we may never generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

We anticipate a competitive landscape in Homocystinuria. There is currently one FDA-approved therapy for the treatment of Homocystinuria and multiple medical foods. CYSTADANE® (betaine anhydrous for oral solution) was approved by the FDA in 1996 and is currently marketed in North America by Recordati Rare Diseases Inc. We are also aware of two investigational therapies in clinical development for the treatment of Homocystinuria. Travere Therapeutics Inc. is focused on the development of pegtibatinase, an enzyme replacement therapy in patients with Homocystinuria due to cystathionine β-synthase deficiency. Travere released topline data in December 2021 from its Phase 1/2 study of pegtibatinase which showed a 55% reduction in homocysteine at the highest dose cohort (1.5mg/kg, 2x/week). In January 2023, Travere stated that enrollment had been completed in the final cohort of their ongoing Phase 1/2 study and that the company is preparing for the initiation of a pivotal Phase 3 trial in the second half of 2023. SYNB1353 from Synlogic Inc. is also in clinical development for the potential treatment of Homocystinuria. In January 2023, the company announced completion of a Phase 1 study with anticipated advancement into Phase 2 in 2023. This investigational agent is an oral synthetic biotic platform that consumes methionine, an essential amino acid and precursor of homocysteine, in the gastrointestinal tract. We are also aware of two investigational therapies in preclinical development. The first is CDX-6512, an oral methionine-gamma-lyase enzyme therapy from Codexis. Additionally, Erytech Pharma SA also has a product candidate for Homocystinuria in preclinical development. It is possible that competitors may produce, develop, and commercialize therapeutics, or utilize other approaches to treat Homocystinuria.

There are multiple approved treatments and investigational therapies for the management of hyperammonemia commonly experienced by patients with urea cycle disorders. While these products – known as ammonia scavengers – do not target the core metabolic defect of Arginase 1 Deficiency, they can help patients manage their elevated ammonia levels. There are multiple marketed therapies to treat hyperammonemia associated with urea cycle disorders. Those include RAVICTI® (glycerol phenylbutyrate) and BUPHENYL® (sodium phenylbutyrate) from Horizon Therapeutics plc and OLPRUVATM (sodium phenylbutyrate) from Acer Therapeutics Inc.; additionally, at least one generic formulation of sodium phenylbutyrate is commercially available. We are aware of one other company with an investigational therapy for Arginase 1 Deficiency in preclinical stages, Erytech Pharma SA, who in February 2022 announced the allowance of a U.S. patent application covering arginine deiminase encapsulated into red blood cells for the treatment of Arginase 1 Deficiency.

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

The availability and price of our competitors’ products could limit the demand, and the price we are able to charge, for any of our product candidates, if approved. We will not achieve our business plan if acceptance is inhibited by price competition or the reluctance of patients, physicians, or third-party payors to accept our product candidates.

Established biotechnology companies may invest heavily to accelerate discovery and development of products that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety to establish a meaningfully differentiated value proposition for patients, physicians, and third-party payors. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA or non-U.S. regulatory approval or discovering, developing and commercializing product candidates before we do, which would have a material adverse impact on our business. Many of our competitors have greater resources than we do and have established sales, marketing, and market access capabilities, whether internally or through third parties. We will not be able to successfully commercialize our product candidates without establishing sales and marketing capabilities internally or through strategic partners.

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

Furthermore, some of our target indications, including Homocystinuria for pegtarviliase and Arginase 1 Deficiency for pegzilarginase, are orphan indications where patient populations are small. In order for therapeutics that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such therapeutics must be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product candidate that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for any future product candidates from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect our ability to market or sell those product candidates, if approved, and ultimately our financial results.

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

If we obtain approval to commercialize our product candidates outside of the United States, in particular in the European Union, a variety of risks associated with international operations could materially adversely affect our business.

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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods, fires or public health crises, pandemics, and epidemics, such as COVID-19.

Risks Related to Our Reliance on Third Parties

We currently rely and will rely on third parties to conduct our ongoing and future planned clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We currently rely and will continue to rely on third parties to provide manufacturing and clinical development capabilities. We have agreements with and rely on third-party CROs to conduct our ongoing and future planned clinical trials of pegtarviliase and pegzilarginase. We do not plan to independently conduct clinical trials of our other product candidates. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

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

We do not own or operate facilities for the manufacture of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. For example, we currently rely on third party contract manufacturing organizations to manufacture and supply nonclinical and clinical trial quantities of our product candidates pegtarviliase and pegzilarginase, and for additional pipeline product candidates. We also expect to continue to rely on such third parties to manufacture pegtarviliase for our clinical trials and to manufacture and supply clinical and commercial quantities of pegzilarginase.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a source for bulk drug substance. Currently, third party manufacturers are supplying, and are expected to continue to supply, the drug substance requirements for our ongoing and planned clinical trials with pegtarviliase and pegzilarginase. If such third party manufacturers cannot supply us with sufficient amounts, pursuant to product requirements as agreed, we may be required to identify alternative manufacturers, which would lead us to incur added costs and delays in identifying and qualifying and obtaining any replacement.

The formulation used in early studies may not be a final formulation for commercialization. If we are unable to demonstrate that our commercial scale product is comparable to the product used in clinical trials, we may not receive regulatory approval for that product without additional clinical trials. We have contracted with third party manufacturers for certain studies related to potential commercial scale manufacturing of pegtarviliase and pegzilarginase, but there is no guarantee that such studies, the transfer of technology to or any potential manufacturing at such facility, will be completed successfully, on time, or at all. We also cannot guarantee that we will be able to make any required modifications within currently anticipated timeframes or that such modifications, if and when made, will obtain regulatory approval or that the new processes or modified processes will be successfully implemented by or transferred to any third-party contract suppliers within currently anticipated timeframes. These may require additional studies and may delay our clinical trials and/or commercialization.

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
•
the operations of such third parties could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of such party, the issuance of an FDA Form 483 notice or warning letter or other enforcement action by the FDA or other regulatory authority;

•
delays due to production shortages resulting from any events affecting supply or manufacturing capabilities domestically and abroad;
•
delays due to the malfunction or non-performance of manufacturing equipment resulting in failed manufacturing runs or the production of materials that do not meet quality standards;
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

We may seek to develop strategic partnerships for developing certain of our product candidates, due to capital costs required to develop the product candidates or manufacturing constraints. We also have entered into and expect to enter into future partnership agreements to commercialize pegzilarginase outside the United States, including through our licensing agreement with Immedica. We may not be successful in our efforts to establish such a strategic partnership or other alternative arrangements for our product candidates because our research and development pipeline may be insufficient, our product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. In addition, we may be restricted under existing collaboration or license and development agreements from entering into future agreements with potential strategic partners. We cannot be certain that, following a strategic transaction or license, we will achieve an economic benefit that justifies such a transaction.

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

Our product candidates must be approved by the FDA pursuant to a BLA in the United States, by the EMA pursuant to an MAA, and by other comparable regulatory authorities outside the United States prior to commercialization. The process of obtaining marketing approvals, both in the United States and internationally, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval in Europe or another non-U.S. jurisdiction may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our third-party strategic partners may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all.

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

Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have limited experience in submitting and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing marketing approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other studies. In addition, varying interpretations of the data obtained from nonclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

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

New products for the treatment of cancer frequently are initially indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of our product candidates receives marketing approval for cancer or other indication, the approved labeling may limit the use of our product candidates in this way, or a similar way, which could limit sales of the product. Also, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

We have received Fast Track Designation from the FDA for our product candidate pegtarviliase for the treatment of Homocystinuria and for our product candidate pegzilarginase for the treatment of hyperargininemia secondary to Arginase 1 Deficiency and may seek such designation for some or all of our other product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the drug or biologic sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even though we have received Fast Track Designation for pegtarviliase for the treatment of Homocystinuria and for pegzilarginase for the treatment of hyperargininemia secondary to Arginase 1 Deficiency, and even if we receive Fast Track Designation for other product candidates or indications in the future, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many drugs or biologics that have received Fast Track Designation have failed to obtain approval.

The FDA may consider approval of our products through the use of the accelerated approval program, but such mechanism may not lead to a faster development or regulatory review or approval process. Even if we receive approval from the FDA under the accelerated approval program, if our confirmatory postmarketing trial does not verify clinical benefit, or if we do not comply with rigorous postmarketing requirements, the FDA may seek to withdraw the approval.

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

Recently, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit of the approved product, and Congress has considered various proposals to make changes to the accelerated approval pathway. The Food and Drug Omnibus Reform Act, or FDORA, was recently enacted, which included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. FDORA enables the FDA to initiate criminal prosecutions for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

A Breakthrough Therapy designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

We have received Breakthrough Therapy Designation from the FDA for our product candidate pegzilarginase for the treatment of Arginase 1 Deficiency and may seek such designation for some or all of our product candidates, including pegtarviliase. A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies with respect to one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs or biologics that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development.

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe, after completing early clinical trials, that one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. Even though we have received Breakthrough Therapy Designation for pegzilarginase for the treatment of Arginase 1 Deficiency, or even if we receive Breakthrough Therapy Designation for other product candidates, including pegtarviliase, or indications in the future, we may not experience a faster development process, review or approval compared to drugs or biologics considered for approval under conventional FDA procedures and such a designation does not assure ultimate approval by the FDA. In addition, even though we have received Breakthrough Therapy Designation for pegzilarginase for the treatment of Arginase 1 Deficiency, or if one or more of our other product candidates, including pegtarviliase, qualify as a Breakthrough Therapy, the FDA may later decide that such product candidates no longer meet the conditions for qualification.

We may seek priority review designation for one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the application for such product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review of any future BLA we submit for our product candidates. The FDA has broad discretion with respect to whether or not to grant priority review designation to an application, so even if we believe an application for a particular product candidate is eligible for such designation, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in an expedited regulatory review or approval process or confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

Any product candidate for which we obtain marketing approval will be subject to extensive post-approval marketing regulatory requirements and could be subject to post-approval marketing restrictions, requirements, or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.

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

The FDA closely regulates the post-approval marketing and promotion of drugs and biologics to ensure drugs and biologics are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products and if we promote our product candidates beyond their approved indications, we may be subject to enforcement action for off-label promotion. Violations of the FDC Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

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

Non-compliance with European requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with European and certain U.S. state requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

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
•
federal law requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians, physician assistants, certain nurses, and teaching hospitals, which includes annual data collection and reporting obligations, with reported information disclosed on a searchable website on an annual basis; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. These reductions went into effect in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension and reduction implemented under various COVID-19 relief legislation through June 30, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On January 20, 2017, federal agencies with authorities and responsibilities under the ACA were directed to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. More recently, the Tax Cuts and Jobs Act was signed into law, which eliminated certain requirements of the ACA, including the individual mandate. On June 17, 2021, the United States Supreme Court held that plaintiffs do not have standing to challenge the constitutionality of the individual mandate. It is unclear whether there will be additional challenges to the ACA. Additionally, on January 28, 2021, the President of the United States issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is uncertain how other such litigation or the healthcare measures of the United States administration will impact the ACA and our business.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. For example, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which will, among other things, allow the U.S. Department of Health and Human Services, or HHS, to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this will only apply to high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics). The negotiated prices will first become effective in 2026 and will be capped at a statutory ceiling price. The IRA will also, beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.

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

Many of our employees, independent contractors and consultants, including our senior management, have been previously employed or retained by universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Further, many of our consultants are currently retained by other biotechnology or pharmaceutical companies and may be subject to conflicting obligations to these third parties. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of third parties in their work for us, and do not perform work for us that is in conflict with their obligations to another employer or any other entity, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise improperly used or disclosed confidential information, including trade secrets or other proprietary information, of a former employer or other third parties. We may also be subject to claims that an employee, advisor, consultant, or independent contractor performed work for us that conflicts with that person's obligations to a third party, such as an employer, and thus, that the third party has an ownership interest in the intellectual property arising out of work performed for us. We are not aware of any threatened or pending claims related to these matters, but in the future, litigation may be necessary to defend against such claims.

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

Any disclosure of confidential information into the public domain or to third parties could allow our competitors to learn our trade secrets and use the information in competition against us. In addition, others may independently discover or develop our trade secrets and proprietary information or substantially equivalent techniques or may design around our intellectual property rights. Any action to enforce our rights is likely to be time consuming and expensive, and may ultimately be unsuccessful, or may result in a remedy that is not commercially valuable. These risks are accentuated in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States or Europe. Any unauthorized disclosure of our trade secrets or confidential information could harm our competitive position.

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

•
others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we own or license or may develop drug candidates for the diseases our drug candidates seek to treat that do not infringe our intellectual property rights, but which perform better or are more successful than our drug candidates;
•
drug candidates covered by issued patents and other intellectual property that we hold may prove to be ineffective for their intended treatment or we may not obtain regulatory approval for such drug candidates;
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

As is the case with other biotechnology companies, our success is heavily dependent on patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. Further, the United States has recently enacted patent reform legislation. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this has created greater uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the U.S. PTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

We attempt to protect our pharmaceutical developments, services, and products under trademark laws. However, our trademark applications may not be allowed for registration, and registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the U.S. PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

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

We are a clinical-stage biotechnology company with a limited operating history, and, as of December 31, 2022, had 69 employees. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We have a concentrated stockholder base and our executive officers and directors, combined with our stockholders who, to our knowledge, each owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a substantial number of our capital stock as of December 31, 2022. As a result, if these stockholders were to choose to act together, they may be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would likely control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain a non-accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. We may encounter problems or delays in implementing any changes necessary to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls when required, investors could lose confidence in our financial information and the price of our common stock could decline.

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

Our restated bylaws provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (a Federal Forum Provision). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

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
•
general economic and market conditions including rising interest rates and inflation, as well as the possibility of a recession or further economic downturn, and the economic impact of the war in Ukraine and its potential suppler chain impacts and the ongoing COVID-19 pandemic; and
•
the other factors described in this “Risk Factors” section.

We have broad discretion in the use of the net proceeds from our public and private offerings and may not use them effectively.

Our management has broad discretion in the application of the net proceeds from our public and private offerings, and you will not have the opportunity as part of your investment decision to assess whether the net proceeds are being used appropriately. Our management could spend the net proceeds from our public and private offerings in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest the net proceeds from our public and private offerings in a manner that does not produce income or that loses value.

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

In July 2020, we filed a new shelf registration statement on Form S-3 that was declared effective in July 2020 by the SEC for the potential offering, issuance and sale by us of up to $400.0 million of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and debt securities, subscription rights to purchase common stock and units consisting of all or some of these securities; however, for so long as the aggregate market value of our common equity held by our non-affiliates, or public float, is less than $75 million, we will only be able to sell securities with an aggregate market value of up to one-third of our public float. If we sell common stock, preferred stock, convertible securities and other equity securities in other transactions pursuant to our shelf registration statements on Form S-3, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders. In May 2021, we filed a shelf registration statement on Form S-3, that was declared effective on June 8, 2021 by the SEC, registering up to 19,020,434 shares of our common stock held by 667, L.P., or 667, and Baker Brothers Life Sciences, L.P., or Life Sciences, and together with 667, the Baker Funds, which includes 15,610,328 shares of common stock issuable upon the exercise of pre-funded warrants held by the Baker Funds, for resale or other disposition from time to time as described in the registration statement.

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

As of December 31, 2022, we have issued pre-funded warrants to purchase a total of 34,982,640 shares of our common stock, of which 6,091,062 have been exercised and 28,891,578 are currently outstanding. Each pre-funded warrant is exercisable for $0.0001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.

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

As a public company, and particularly now that we are no longer an emerging growth company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain and maintain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

The price of our common stock may not meet the requirements for continued listing on Nasdaq. If we fail to regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

The continued listing standards of Nasdaq require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. If the closing minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. As previously reported on January 18, 2023, we received a notice from the Nasdaq Listing Qualifications Department notifying us that for 30 consecutive trading days, the bid price of our common stock had closed below the minimum $1.00 per share requirement. In accordance with Nasdaq’s listing rules, we were afforded a grace period of 180 calendar days, or until July 12, 2023, to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days.

If we fail to regain compliance by July 12, 2023, we may be eligible for a second 180 day compliance period if we elect to transfer to The Nasdaq Capital market, provided that, on such date, we meet the continued listing requirement for market value of publicly held shares and all other applicable Nasdaq listing requirements (other than the minimum closing bid price requirement) and we provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. Such extension of the grace period would be subject to Nasdaq’s discretion, and there can be no guarantee that we would be granted an extension.

We cannot provide any guarantee that we will regain compliance during the grace period or be able to maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to regain compliance during the grace period, or any extension of the grace period for which we may be eligible, our common stock will be subject to delisting and "penny stock" rules. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Despite the implementation of security measures, our information technology systems and those of our strategic partners and third parties on whom we rely are vulnerable to cyber-attacks, security breaches, damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. Furthermore, we have little or no control over the security measures and computer systems of third parties including any CROs we may work with in the future. While we and, to our knowledge, our third-party strategic partners have not experienced any such material system failure, accident or security breach to date, if such an event were to occur, it could result in material negative consequences for us including interruptions in our operations, the operations of our strategic partners, or our manufacturers or suppliers, misappropriation of confidential business information and trade secrets, disclosure of corporate strategic plans, and result in material disruptions of our product candidate development programs. Additionally, the costs to us or our CROs, third-party vendors, or other contractors or consultants we may utilize to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures designed to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected system failures, interruptions, delays, cessation of service and other harm to our business and our competitive position. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts, and we may incur substantial costs to attempt to recover or reproduce the data. If any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, including personal information or health information, we could incur liability, or the further development of our product candidates could be delayed.

Moreover, if a security breach affects our systems or results in the unauthorized access, use or disclosure of personal information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media and/or affected individuals pursuant to various federal, state and international privacy and security laws, if applicable, including HIPAA or HITECH and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information. For example, the California Consumer Privacy Act, or the CCPA, imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. Additional states, including Virginia, Connecticut, Colorado, and Utah, have recently enacted privacy-related laws, and legislation is pending in many other states. The financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. Any of the foregoing could have a material adverse effect on our business, reputation, results of operations, financial condition and prospects.

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

We maintain a quantity of sensitive information, including confidential business and patient health information in connection with our clinical trials, and are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. For example, the European Union GPDR, or the GDPR, and United Kingdom General Data Protection Regulation, or the UK GDPR, which apply extraterritorially, and impose several strict requirements for controllers and processors of personal information, including higher standards for obtaining consent from individuals to process their personal information, increased requirements pertaining to the processing of special categories of personal information (such as health information) and pseudonymized (i.e., key-coded) data, and transfer of personal information from the EEA/UK/Switzerland to countries not deemed to have adequate data protections laws (e.g., the United States as of January 1, 2023, although active treaty negotiations between the United States and the EU may change that status in 2023). The GDPR also provides that countries in the EEA may establish their own laws and regulations further restricting the processing of certain personal information, including genetic data, biometric data, and health data. Companies that must comply with the GDPR and UK GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or £17 million (approximately $22.6 million), respectively, or four percent of the annual global revenues of the noncompliant company, whichever is greater.

In the United States, in addition to HIPAA, various federal and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, California, which continues to be a critical state with respect to evolving consumer privacy laws after enacting the California Consumer Privacy Act, or CCPA, later amended by ballot measure through the California Privacy Rights Act, or CPRA. The CPRA took effect in January 2023 and enforcement will begin on July 1, 2023, subject to regulations promulgated through a newly created enforcement agency called the California Privacy Protection Agency, or CPPA. Failure to comply with the CCPA and the CPRA may result in significant civil penalties, injunctive relief, or statutory or actual damages as determined by the CPPA and California Attorney General through its investigative authority. Notably, comparable consumer privacy laws are set to take effect in 2023 in other states including the Virginia Consumer Data Protection Act (effective January 1, 2023), the Colorado Privacy Act and the Connecticut Data Privacy Act (both effective July 1, 2023), and the Utah Consumer Privacy Act (effective December 31, 2023). Compliance with this new privacy legislation may result in additional costs and expense of resources to maintain compliance. There is also discussion in the United States of a new comprehensive federal data privacy law to which we would become subject if it is enacted.

We cannot provide assurance that (i) current or future legislation will not prevent us from generating or maintaining personal information, or (ii) that patients will consent to the use of their personal information (as necessary). Either of these circumstances may prevent us from undertaking or publishing essential research and development, manufacturing, and commercialization, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Federal, state, and foreign government requirements include obligations of companies to notify regulators and/or individuals of security breaches or other similar reportable incidents experienced by us, our vendors, contractors, and organizations with whom we had specific contractual obligations to protect our data. Further, the improper access to, use of, or disclosure of our data or a third-party’s personal information could subject us to individual or consumer class action litigation and governmental investigations and proceedings by federal, state, and local regulatory entities in the United States and by international regulatory entities. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules and possible government oversight.

In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. It is possible that if our practices are not consistent or viewed as not consistent with legal and regulatory requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations and standards, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, all of which may have a material adverse effect on our business, operating results, reputation, and financial condition.

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

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

If securities or industry analysts do not publish research or reports about our business, or publish negative or misleading reports about our business, our stock price and trading volume could decline.

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

As of February 21, 2023, there were approximately 22 stockholders of record of our common stock based on information provided by our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, or this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we”, “us”, “our”, “the Company” or “Aeglea” refers to Aeglea BioTherapeutics, Inc. and its consolidated subsidiaries taken as a whole.

Overview

We are a clinical-stage biotechnology company developing human enzyme therapeutics to benefit people with rare metabolic diseases. Our vision is to redefine what was thought possible and pioneer bold science to deliver groundbreaking medicines to devastating rare diseases. Our two clinical programs are pegtarviliase for Homocystinuria and pegzilarginase for Arginase 1 Deficiency. Both clinical programs are focused on the underlying key metabolites that drive the clinical manifestations of these devastating rare metabolic diseases. We are on a mission to change lives by bringing innovative therapies to underserved rare disease communities.

Our primary focus is the advancement of pegtarviliase through clinical development, regulatory approval and into commercialization. We believe pegtarviliase has the potential to be a best-in-class enzyme therapy for the treatment of Classical Homocystinuria. Pegtarviliase is currently being studied in a Phase 1/2 clinical trial to assess safety and efficacy in patients with Classical Homocystinuria, also known as Homocystinuria due to cystathionine β-synthase deficiency. We estimate that there are approximately 30,000 Classical Homocystinuria patients in global addressable markets and we estimate about 80% of these patients are unable to control their tHcy levels to targeted clinical thresholds with the currently available treatments. With significantly elevated homocysteine levels, these patients are continuing to experience irreversible progression and remain at risk for catastrophic thromboembolic events resulting in death.

Our other clinical program is pegzilarginase for the treatment of Arginase 1 Deficiency. We reported positive topline data for pegzilarginase for our global pivotal PEACE (Pegzilarginase Effect on Arginase 1 Deficiency Clinical Endpoints) Phase 3 trial in December 2021 and are continuing to evaluate the safety of pegzilarginase in an open-label study for patients who participated in our previously completed trials. Based on the results from PEACE and a previous Phase 1/2 clinical trial, a Marketing Authorization Application, or MAA, was submitted to the European Medicines Agency, or EMA, by Immedica Pharma AB, or Immedica, our commercial partner in Europe and several countries in the Middle East. We announced in August 2022 that the MAA was validated by the EMA and is currently under review. We submitted a Biologics License Application, or BLA, to the U.S. Food and Drug Administration, or FDA, for pegzilarginase and announced in June 2022 that we had received a Refuse to File, or RTF, letter from the FDA. The FDA requested additional data to support effectiveness, such as evidence showing that plasma arginine and metabolite reduction predicts clinical benefit in patients with ARG1-D or clinical data demonstrating a treatment effect on clinically meaningful outcomes. Previously the agency had requested an additional randomized placebo-controlled trial of a duration longer than 24 weeks given that efficacy data based on effort-dependent clinical outcome assessments and related endpoints have a high potential for bias. The FDA also requested additional information relating to Chemistry Manufacturing and Controls, or CMC, in the RTF letter. Dialogue with the FDA regarding the pegzilarginase BLA is ongoing.

In addition to our clinical programs, we have leveraged enzyme engineering to create additional pipeline candidates for the treatment of Cystinuria and other undisclosed diseases. These programs represent innovative solutions for diseases that previously were not believed to be addressable with enzyme therapies. For example, Cystinuria is a rare genetic disease characterized by frequent and recurrent kidney stone formation due to increased amounts of cystine in the urine. We engineered and optimized AGLE-325 to reduce plasma cystine and cysteine levels and therefore reduce urine cystine concentrations as an approach to inhibit cystine crystal and kidney stone formation. We announced in January 2023 that we are halting work on our preclinical pipeline candidates, including AGLE-325 for Cystinuria and that we will evaluate potential strategic options for these programs in order to maximize value.

We have incurred net losses in each year since inception. Our net losses were $83.8 million, $65.8 million, and $80.9 million for the years ended December 31, 2022, 2021, and 2020, respectively, and have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of December 31, 2022, we had an accumulated deficit of $425.6 million. We expect to continue to incur operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase as we continue our clinical development activities for our product candidates, concurrently develop our pipeline product candidates, expand and protect our intellectual property portfolio, hire additional personnel, and continue to operate as a public company. Accordingly, based on recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within twelve months of the issuance date of these financial statements.

Business and Macroeconomic Conditions

The extent of the impact of macroeconomic events and conditions, including inflation, increasing interest rates, increasing financial market volatility and uncertainty, the impact of war or military conflict, including the war in Ukraine and its potential supply chain impact, and public health pandemics, including the current COVID-19 pandemic and its variants, on our operational and financial performance will continue to depend on certain developments, including the impact on our clinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. Adverse effects of these large macroeconomic conditions have been prevalent in many of the areas where we, our CROs, suppliers or third-party business partners conduct business and as a result, we have experienced disruptions and may continue to experience more pronounced disruptions in our operations. With respect to our clinical trials, we have had patients miss scheduled dosings and experienced delays in enrollment due to the COVID-19 pandemic. We may continue to experience such delays as well as delays due to labor shortages and supply chain disruptions in distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. As of the filing date of this Annual Report, the extent to which these macroeconomic events and conditions may impact our financial condition, results of operations or guidance is uncertain. The effect of these macroeconomic events and conditions may not be fully reflected in our results of operations and overall financial performance until future periods. See Part I, Item 1A “Risk Factors” for further discussion of the possible impact of these macroeconomic conditions, including inflation, increasing interest rates and the COVID-19 pandemic, on our business.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for the discovery and development of our product candidates, including, pegtarviliase and pegzilarginase. We contract with external providers for nonclinical studies and clinical trials. Our research and development expenses include:

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
•
the timing and receipt of regulatory approvals, if any; and
•
macroeconomic events and conditions, including inflation, increasing interest rates, increasing financial market volatility and uncertainty, the impact of war or military conflict, including the war in Ukraine and its potential supply chain impact, and public health pandemics, including the current COVID-19 pandemic.

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

We expect that our general and administrative expenses will increase in the future to support our continued research and development activities. These increases will likely include higher costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we have incurred and expect to continue to incur increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, insurance, and investor relations costs.

Interest income

Interest income consists of interest earned on our cash, cash equivalents, marketable securities, and restricted cash.

Income taxes

We serve as a holding company for our ten wholly owned subsidiary corporations in the United States, United Kingdom, and European Union. We file a consolidated U.S. corporate federal income tax return with our eight United States subsidiaries. Additionally, we operate in the United Kingdom and our income tax return is subject to audit and adjustment by local tax authorities. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the tax bases of assets and liabilities. A valuation allowance is established against the deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized. The deferred tax assets and liabilities are classified as noncurrent along with the related valuation allowance. Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.

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

In exchange for the performance obligations, we estimate the amount of consideration promised by the customer, or transaction price, which may include both fixed and variable consideration. Variable consideration, which may consist of various milestone payments based upon the achievement of certain events or conditions, sales-based royalties, or payments contingent on the performance of research and development services, are included in the transaction price only if we expect to receive such consideration and determine it is likely that the inclusion of the variable consideration will not result in a significant reversal in the cumulative amount of revenue recognized under the arrangement. Sales-based royalty and milestone payments that we determine are predominantly related to the license of our intellectual property are excluded from the transaction price we expect to receive until the underlying sales occur.

We allocate the estimated transaction price to the identified performance obligations based on the relative estimated stand-alone selling price, or SSP, of each performance. SSP is based on the observable price of our goods and services, or when SSP is not directly observable, we estimate SSP based on factors such as forecasted revenues or costs, development timelines, discount rates, probabilities of technical and regulatory success, and considerations such as market conditions and entity-specific factors. We recognize revenue allocated to each performance obligation either at a point-in-time or over time in a manner that depicts the transfer of control of the promised goods and services to the customer. For performance obligations that are recognized over time, we estimate the measure of progress associated with the satisfaction of the performance obligation based on an input or output method, which may be based on factors such as costs incurred, labor hours expended, time elapsed, among other measures based on the nature of the performance obligation. The estimates made on an input or output method are subject to change and may result in material changes to revenue that could materially affect our results of operations. Please refer to Note 9, Strategic License Agreements, to the consolidated financial statements included elsewhere in this Annual Report.

Accrued research and development costs

We record the costs associated with research nonclinical studies, clinical trials, and manufacturing development as incurred. These costs are a significant component of our research and development expenses, with a substantial portion of our on-going research and development activities conducted by third-party service providers, including CROs and CMOs.

We accrue for expenses resulting from obligations under agreements with CROs, CMOs, and other outside service providers for which payment flows do not match the periods over which materials or services are provided to us. We record accruals based on estimates of services received and efforts expended pursuant to agreements established with CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. We make significant judgments and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to a CRO, CMO, or outside service provider, the payments will be recorded as a prepaid asset which will be amortized as the contracted services are performed. As actual costs become known, we adjust our accruals. Inputs, such as the services performed, the number of patients enrolled, or the study duration, may vary from our estimates, resulting in adjustments to research and development expense in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our results of operations. However, there have been no material changes in estimates for the periods presented.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

A discussion and analysis of our financial condition and results of operations for the year ended December 31, 2020 is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 8, 2022.

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		Dollar
	2022	2021	Change	% Change
	(in thousands)
Revenue:
License	$—	$12,000	$(12,000)	*
Development fee	2,329	6,739	(4,410)	-65%
Total revenue	2,329	18,739	(16,410)	-88%

Operating expenses:
Research and development	58,579	57,069	1,510	3%
General and administrative	28,531	27,319	1,212	4%
Total operating expenses	87,110	84,388	2,722	3%
Loss from operations	(84,781)	(65,649)	(19,132)	29%
Interest income	837	111	726	*
Other expense, net	(7)	(122)	115	-94%
Loss before income tax expense	(83,951)	(65,660)	(18,291)	28%
Income tax benefit (expense)	136	(141)	277	-196%
Net loss	$(83,815)	$(65,801)	$(18,014)	27%

* Percentage not meaningful

License and Development Fee Revenue. For the year ended December 31, 2022, we recognized $2.3 million of development fee revenue allocated to the PEACE Phase 3 trial and BLA package of the Immedica Agreement. For the year ended December 31, 2021, we recognized $18.7 million of license and development fee revenue in connection with the Immedica Agreement. The total revenue generated was attributable to $12.0 million allocated to the license and $6.7 million allocated to the PEACE Phase 3 trial and BLA package. Please refer to Note 9, Strategic License Agreements, to the consolidated financial statements included elsewhere in this Annual Report for additional disclosures around revenue recognition.

Research and Development Expenses. Research and development expenses increased $1.5 million, or 3%, to $58.6 million for the year ended December 31, 2022 from $57.1 million for the year ended December 31, 2021. The change in research and development expenses was due to:

•
a $1.1 million increase in expenses associated with pegzilarginase primarily due to a $1.4 million increase related to activities involved in closing the PEACE trial and ramping up the new open-label extension trial for the treatment of patients with Arginase 1 Deficiency, partially offset by a $0.3 million decrease in professional services to support the pegzilarginase program;

•
a $2.8 million increase in expense associated with IND-enabling activities of AGLE-325 for the treatment of patients with Cystinuria;
•
a $0.6 million increase in personnel-related expenses, primarily driven by an increase of headcount expenses;
•
a $1.5 million decrease in expenses primarily associated with the completion of non-clinical toxicology studies in the prior year for pegtarviliase for the treatment of patients with Homocystinuria;
•
a $0.6 million decrease due to reduction in preclinical lab work; and
•
a $0.9 million decrease in other research and development expenses, primarily related to a reduction of consulting and recruiting activities.

General and Administrative Expenses. General and administrative expenses increased by $1.2 million, or 4%, to $28.5 million for the year ended December 31, 2022 from $27.3 million for the year ended December 31, 2021. The increase in general and administrative expenses was primarily due to a $0.8 million increase in expense related to our commercial capabilities and infrastructure and $0.4 million increase in expenses related to financing activities.

Liquidity and Capital Resources

Sources of liquidity

We are a clinical-stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the sale of any products. Since our inception and through December 31, 2022, we have funded our operations primarily by raising an aggregate of $506.2 million of gross proceeds from the sale and issuance of convertible preferred and common equity securities, pre-funded stock warrants, the collection of grant proceeds, and the licensing of our product rights for the commercialization of pegzilarginase in Europe and several countries in the Middle East.

In March 2021, we entered into the Immedica Agreement, pursuant to which Immedica licensed the product rights for commercialization of pegzilarginase in the European Economic Area, United Kingdom, Switzerland, Andorra, Monaco, San Marino, Vatican City, Turkey, Saudi Arabia, United Arab Emirates, Qatar, Kuwait, Bahrain, and Oman. In April 2021, we received an upfront payment of $21.5 million from Immedica. Under the terms of the Immedica Agreement, we are also eligible to receive additional payments of up to approximately $120.8 million in regulatory and commercial milestone payments, assuming an exchange rate of $1.07 to €1.00. Additionally, we are entitled to receive royalties in the mid-20 percent range on the net sales of the product in countries included in the Immedica Agreement. In July 2021, the Immedica Agreement was modified to include additional development services, up to $3.0 million, to support the PEACE Phase 3 trial and BLA package performance obligation.

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

In July 2020, we filed a shelf registration statement on Form S-3, or the 2020 Registration Statement, that was declared effective by the SEC for the potential offering, issuance and sale by us of up to $400.0 million of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and debt securities, subscription rights to purchase common stock and units consisting of all or some of these securities.

In May 2022, we sold 10,752,688 shares of common stock and pre-funded warrants to purchase up to 17,372,312 shares of common stock in a registered direct offering, or the 2022 RDO, for gross proceeds of $45.0 million, resulting in net proceeds of $42.9 million after deducting placement agent fees and offering costs. The shares of common stock and pre-funded warrants sold in the 2022 RDO were offered pursuant to the 2020 Registration Statement.

Also in May 2022, we entered into a sales agreement, or the 2022 Sales Agreement, with JonesTrading Institutional Services LLC, as sales agent, to issue and sell shares of our common stock for an aggregate offering price of $60.0 million under an at-the-market offering program with JonesTrading Institutional Services LLC, pursuant to the 2020 Registration Statement. As of the date of the filing of this report, $60.0 million of our common stock remained available for sale pursuant to the 2022 Sales Agreement. Any sales of common stock to be sold under the 2022 Sales Agreement will be made pursuant to the 2020 Registration Statement.

Our primary use of cash is to fund the development of our product candidates and advance our pipeline. This includes both the research and development costs and the general and administrative expenses required to support those operations. Since we are a clinical-stage biotechnology company, we have incurred significant operating losses since our inception and we anticipate such losses, in absolute dollar terms, to increase as we continue clinical development of our product candidates.

Future funding requirements and operational plan

Our operational plan for the near future is to continue clinical trials for our product candidate pegtarviliase in Classical Homocystinuria and our product candidate pegzilarginase in Arginase 1 Deficiency. As such, we plan to focus our research and development expenditures and general and administrative expenditures on nonclinical studies, clinical trials, manufacturing, and commercial development. We expect our principal expenditures during this time period to include expenses for the following:

•
funding the continuing development of pegtarviliase and pegzilarginase; and
•
funding working capital, including general operating expenses.

Due to our significant research and development expenditures, we have generated substantial losses in each period since inception. We have an accumulated deficit of $425.6 million as of December 31, 2022. We anticipate that we will continue to generate losses into the foreseeable future as we develop our product candidates, seek regulatory approval of those candidates and begin to commercialize any approved products. Until such time as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, collaborations, license and development agreements, or other sources. We currently have no debt, credit facility or additional committed capital. To the extent that we raise additional equity, the ownership interest of our stockholders will be diluted.

Based on our available cash, cash equivalents, marketable securities, and restricted cash of $57.3 million as of December 31, 2022, we believe that we have sufficient resources to fund our operations into the fourth quarter of 2023. Accordingly, based on recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included in this Annual Report filed on Form 10-K are issued. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently anticipate.
Cash flows

A discussion and analysis of our financial condition and cash flows for the year ended December 31, 2020 is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 8, 2022.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Net cash and cash equivalents (used in) provided by:
Operating activities	$(80,144)	$(53,716)
Investing activities	57,008	(22,619)
Financing activities	42,678	1,393
Effect of exchange rate on cash, cash equivalents, and restricted cash	(106)	(15)
Net increase (decrease) in cash and cash equivalents	$19,436	$(74,957)

Cash used in operating activities

Cash used in operating activities for the year ended December 31, 2022 was $80.1 million and reflected a net loss of $83.8 million. The cash impact of our net loss was offset by non-cash expenses of $7.1 million for stock-based compensation, $1.6 million for depreciation and amortization, $0.4 million for operating lease expense, and $0.1 million for net premium purchase and amortization on marketable securities. The net decrease in operating assets and liabilities of $5.5 million was primarily related to a $2.6 million decrease in accounts payable, a $1.1 million increase in prepaid expenses and other assets, a $0.9 million decrease in deferred revenue due to receiving payments under the Immedica Agreement offset by the recognition of revenue allocated to the license, PEACE Phase 3 trial and BLA filing, a $0.9 million decrease in accrued expenses and other liabilities, and a $0.4 million decrease in operating lease liabilities due to lease payments made during the year, partially offset by a $0.4 million increase in accounts receivable for incremental services provided to Immedica and not yet paid.

Cash used in operating activities for the year ended December 31, 2021 was $53.7 million and reflected a net loss of $65.8 million. The cash impact of our net loss was offset by non-cash expenses of $8.0 million for stock-based compensation, $1.6 million for depreciation and amortization, $0.4 million for operating lease expense, and $0.2 million for net premium purchase and amortization on marketable securities. The net change in operating assets and liabilities of $1.8 million was primarily related to a $3.6 million increase in deferred revenue due to receiving a $21.5 million upfront payment under the Immedica Agreement offset by the recognition of revenue allocated to the license, PEACE Phase 3 trial and BLA submission. Additional offsets included a $1.2 million increase in prepaid expenses and other assets due to advance payments for the Phase 1/2 trial of pegtarviliase and manufacturing activities for the Arginase 1 Deficiency program, a $0.8 million increase in license and development receivable for incremental services provided to Immedica and not yet paid, and a $0.4 million decrease in operating lease liabilities due to lease payments made during the year.

Cash used in investing activities

Cash used in investing activities for the year ended December 31, 2022 was $57.0 million and consisted of $39.5 million in purchases of marketable securities offset by $96.5 million in maturities of marketable securities.

Cash used in investing activities for the year ended December 31, 2021 was $22.6 million and consisted of $133.1 million in purchases of marketable securities and $0.5 million in purchases of property and equipment offset by $111.0 million in maturities of marketable securities.

Cash provided by financing activities

Cash provided by financing activities for the year ended December 31, 2022 was $42.7 million, which consisted of $42.9 million from issuance of common stock and pre-funded warrants in a registered direct offering, the 2022 RDO, net of offering costs and $0.2 million sale of common stock under our 2016 Employee Stock Purchase Plan offset by $0.4 million in principal payments made on finance lease obligations.

Cash provided by financing activities for the year ended December 31, 2021 was $1.4 million, which consisted of $1.9 million in stock option exercises and sale of common stock under our 2016 Employee Stock Purchase Plan offset by $0.5 million in principal payments made on finance lease obligations.

Contractual Obligations and Other Commitments

In April 2019, we entered into a lease agreement, or the Las Cimas Lease, for our corporate headquarters and laboratory space located in Austin, Texas. Future minimum lease commitments under the Las Cimas Lease through April 2028 are $6.1 million. Please refer to Note 7, Leases, to the consolidated financial statements included elsewhere in this Annual Report for additional disclosures.

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

In December 2013, our wholly owned subsidiaries AECase, Inc. and AEMase, Inc. each entered into an exclusive, worldwide license agreement, including the right to grant sublicenses, with the University of Texas at Austin, or the University, for certain intellectual property owned by the University related to our program candidates for cystinase and methioninase. In January 2017, we and the University entered into an Amended and Restated Patent License Agreement, or the Restated License, which consolidated the two license agreements, revised certain obligations, and licensed additional patent applications and invention disclosures to us. The Restated License was amended in August 2017, December 2017, and December 2018 to revise diligence milestones and license additional patent applications, including our program candidates under our pegtarviliase and Cystinuria programs.

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

As of December 31, 2022, we held $57.3 million in cash, cash equivalents, marketable securities, and restricted cash, all of which was denominated in U.S. dollar assets, and consisting primarily of investments in money market funds, commercial paper, and corporate bonds.

We are also exposed to market risk related to changes in foreign currency exchange rates, as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. For the year ended December 31, 2022, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AEGLEA BIOTHERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aeglea BioTherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aeglea BioTherapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any product revenues and has not achieved profitable operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accrued Contracted Research and Development Costs

As described in Notes 2 and 6 to the consolidated financial statements, the Company has entered into various agreements with contract research organizations (CROs), contract manufacturing organizations (CMOs), and other outside service providers. Management records accruals based on estimates of services received and efforts expended pursuant to agreements established with CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. The Company’s research and development expense for the year ended December 31, 2022 was $59 million, a portion of which relates to contracted research and development costs. Within accrued and other current liabilities, management has accrued $7 million of contracted research and development costs as of December 31, 2022.

The principal consideration for our determination that performing procedures relating to accrued contracted research and development costs is a critical audit matter is a high degree of auditor effort in performing procedures related to management’s estimate of the accrued contracted research and development costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures also included, among others (i) testing management’s process for estimating accrued contracted research and development costs, (ii) testing the completeness and accuracy of the data used to develop the estimate, (iii) testing the completeness and accuracy of costs incurred, on a sample basis, by tracing information to the underlying contracts, purchase orders, invoices and information received from certain third party service providers, where applicable, and (iv) evaluating the reasonableness of the estimated costs incurred for the services which have not been invoiced by tracing to underlying supporting documentation, such as underlying contracts, purchase orders and information received from certain third party service, providers, where applicable.

/s/ PricewaterhouseCoopers LLP

Austin, Texas

March 2, 2023

We have served as the Company’s auditor since 2014.

Aeglea BioTherapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,863	$15,142
Marketable securities	20,848	77,986
Development receivable	375	815
Prepaid expenses and other current assets	6,172	4,948
Total current assets	62,258	98,891
Restricted cash	1,553	1,838
Property and equipment, net	3,220	4,549
Operating lease right-of-use assets	3,430	3,806
Other non-current assets	683	842
TOTAL ASSETS	$71,144	$109,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$677	$3,319
Operating lease liabilities	625	436
Deferred revenue	517	2,359
Accrued and other current liabilities	12,837	14,030
Total current liabilities	14,656	20,144
Non-current operating lease liabilities	4,004	4,608
Deferred revenue, net of current portion	2,179	1,217
Other non-current liabilities	—	16
TOTAL LIABILITIES	20,839	25,985
Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2022 and 2021; no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of December 31, 2022 and 2021, 65,350,343 shares and 49,355,130 shares issued and outstanding as of December 31, 2022 and 2021, respectively	6	5
Additional paid-in capital	475,971	425,765
Accumulated other comprehensive (loss) income	(48)	(20)
Accumulated deficit	(425,624)	(341,809)
TOTAL STOCKHOLDERS’ EQUITY	50,305	83,941
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,144	$109,926

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
License	$—	$12,000	$—
Development fee	2,329	6,739	—
Total revenue	2,329	18,739	—

Operating expenses:
Research and development	58,579	57,069	59,638
General and administrative	28,531	27,319	21,843
Total operating expenses	87,110	84,388	81,481
Loss from operations	(84,781)	(65,649)	(81,481)

Other income (expense):
Interest income	837	111	593
Other expense, net	(7)	(122)	(5)
Total other income (expense)	830	(11)	588
Loss before income tax expense	(83,951)	(65,660)	(80,893)
Income tax benefit (expense)	136	(141)	—
Net loss	$(83,815)	$(65,801)	$(80,893)

Net loss per share, basic and diluted	$(0.99)	$(1.00)	$(1.52)
Weighted-average common shares outstanding, basic and diluted	84,280,785	65,744,611	53,371,730

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(83,815)	$(65,801)	$(80,893)
Other comprehensive income (loss):
Foreign currency translation adjustment	(35)	(1)	19
Unrealized gain (loss) on marketable securities	7	(30)	(59)
Total comprehensive loss	$(83,843)	$(65,832)	$(80,933)

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances—December 31, 2019	29,084	$3	$255,142	$51	$(195,115)	$60,081
Issuance of common stock and pre-funded warrants in connection with public and at-the-market offerings, net of offering costs	18,688	2	153,570	—	—	153,572
Issuance of common stock in connection with exercise of stock options	127	—	490	—	—	490
Issuance of common stock in connection with employee stock purchase plan	60	—	366	—	—	366
Stock-based compensation expense	—	—	6,256	—	—	6,256
Foreign currency translation adjustment	—	—	—	19	—	19
Unrealized loss on marketable securities	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	(80,893)	(80,893)
Balances—December 31, 2020	47,959	$5	$415,824	$11	$(276,008)	$139,832
Issuance of common stock in connection with exercise of pre-funded warrants	1,000	—	—	—	—	—
Issuance of common stock in connection with exercise of stock options	313	—	1,449	—	—	1,449
Issuance of common stock in connection with employee stock purchase plan	83	—	454	—	—	454
Stock-based compensation expense	—	—	8,038	—	—	8,038
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Unrealized loss on marketable securities	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(65,801)	(65,801)
Balances—December 31, 2021	49,355	$5	$425,765	$(20)	$(341,809)	$83,941
Issuance of common stock and pre-funded warrants in connection with registered direct offering, net of offering costs	10,753	1	42,873	—	—	42,874
Issuance of common stock in connection with exercise of pre-funded warrants	5,090	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	152	—	222	—	—	222
Stock-based compensation expense	—	—	7,111	—	—	7,111
Foreign currency translation adjustment	—	—	—	(35)	—	(35)
Unrealized gain (loss) on marketable securities	—	—	—	7	—	7
Net loss	—	—	—	—	(83,815)	(83,815)

Balances—December 31, 2022	65,350	$6	$475,971	$(48)	$(425,624)	$50,305

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(83,815)	$(65,801)	$(80,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,111	8,038	6,256
Depreciation and amortization	1,567	1,576	996
Purchase net (premium) discount on marketable securities	428	(344)	(286)
Net amortization of premium (accretion of discount) on marketable securities	(327)	548	73
Non-cash operating lease expense	397	425	628
Other	(2)	9	(9)
Changes in operating assets and liabilities:
Development receivable	440	(815)	—
Accounts payable	(2,641)	1,065	(544)
Prepaid expenses and other assets	(1,144)	(1,216)	(1,101)
Deferred revenue	(880)	3,576	—
Operating lease liabilities	(435)	(404)	251
Accrued and other liabilities	(843)	(373)	(1,146)
Net cash used in operating activities	(80,144)	(53,716)	(75,775)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(38)	(573)	(4,280)
Purchases of marketable securities	(39,500)	(133,079)	(129,000)
Proceeds from maturities and sales of marketable securities	96,546	111,033	125,676
Net cash provided by (used in) investing activities	57,008	(22,619)	(7,604)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and pre-funded warrants in registered direct offering, net of offering costs	42,874	—	153,716
Proceeds from employee stock plan purchases and stock option exercises	222	1,903	816
Principal payments on finance lease obligation	(418)	(510)	(20)
Net cash provided by financing activities	42,678	1,393	154,512
Effect of exchange rate on cash, cash equivalents, and restricted cash	(106)	(15)	51
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	19,436	(74,957)	71,184

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Beginning of period	16,980	91,937	20,753
End of period	$36,416	$16,980	$91,937

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Leased assets obtained in exchange for lease obligations	$21	$872	$172
Unpaid amounts related to purchase of property and equipment	$—	$—	$224

The accompanying notes are an integral part of these consolidated financial statements.

Aeglea BioTherapeutics, Inc.

Notes to Consolidated Financial Statements

1. The Company and Basis of Presentation

Aeglea BioTherapeutics, Inc. (“Aeglea” or the “Company”) is a clinical-stage biotechnology company developing human enzyme therapeutics to benefit people with rare metabolic diseases. The Company was formed as a Limited Liability Company (LLC) in Delaware on December 16, 2013 under the name Aeglea BioTherapeutics Holdings, LLC and was converted from a Delaware LLC to a Delaware corporation on March 10, 2015. The Company operates in one segment and has its principal offices in Austin, Texas.

Liquidity

As of December 31, 2022, the Company had working capital of $47.6 million, an accumulated deficit of $425.6 million, and cash, cash equivalents, marketable securities, and restricted cash of $57.3 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s products will require significant additional financing.

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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements included in this Annual Report on Form 10-K are issued. Based upon the Company’s current operating plans, the Company believes that it has sufficient resources to fund operations into the fourth quarter of 2023 with its existing cash, cash equivalents, and marketable securities. Accordingly, based on its recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance its future operations, the Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within twelve months of the issuance date of these financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and assumes the Company will continue as a going concern through the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. The Company plans to address this condition through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including collaborations with other companies or other strategic transactions.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets, liabilities, and equity and the amount of revenues and expenses. Estimates are used in accounting for, among other items, accrued research and development costs and revenue recognition. Actual results could differ materially from those estimates.

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

Restricted Cash

Restricted cash consists of money market accounts held by financial institutions as collateral for the Company’s obligations under a credit agreement and a facility lease for the Company’s corporate headquarters in Austin, Texas.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the fair value. There were no impairments of long-lived assets for the years ended December 31, 2022, 2021, and 2020.

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

Leases

The Company determines if an arrangement is a lease at inception. Right-of-use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The classification of the Company's leases as operating or finance leases along with the initial measurement and recognition of the associated ROU assets and lease liabilities is performed at the lease commencement date. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. To determine the incremental borrowing rate, the Company uses the lease-term appropriate current treasury bond rates adjusted for collateral and inflation risks combined with quoted bank financing rates. The ROU asset is based on the measurement of the lease liability and also includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Rent expense for the Company's operating leases is recognized on a straight-line basis over the lease term. Amortization expense for the ROU asset associated with its finance leases is recognized on a straight-line basis over the term of the lease and interest expense associated with its finance leases is recognized on the balance of the lease liability using the effective interest method based on the estimated incremental borrowing rate.

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

If an arrangement includes development, regulatory or commercial milestone payments, the Company evaluates whether the milestones are considered likely of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant cumulative revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are generally not considered likely of being achieved until those approvals are received.

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

The Company recognizes benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on the technical merits, as the largest amount of benefits that is more likely than not to be realized upon the ultimate settlement. The Company’s policy is to recognize interest and penalties related to the unrecognized tax benefits as a component of income tax expense, if applicable. As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits and there were no interest or penalties incurred by the Company in the years ended December 31, 2022, 2021, or 2020.

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

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables sets forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$15,250	$—	$—	$15,250
Commercial paper	—	23,641	—	23,641
U.S. government securities	—	4,230	—	4,230
Corporate bonds	—	3,732	—	3,732
Total financial assets	$15,250	$31,603	$—	$46,853

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$8,888	$—	$—	$8,888
Commercial paper	—	65,412	—	65,412
Corporate bonds	—	12,574	—	12,574
Total financial assets	$8,888	$77,986	$—	$86,874

The Company measures the fair value of money market funds on quoted prices in active markets for identical asset or liabilities. The Level 2 assets include U.S. government agency securities, commercial paper and corporate bonds, and are valued based on quoted prices for similar assets in active markets and inputs other than quoted prices that are derived from observable market data.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1 and Level 2 during the periods presented.

4. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$15,250	$—	$—	$15,250
Commercial paper	7,021	1	(2)	7,020
U.S. government securities	3,736	—	(1)	3,735
Total cash equivalents	26,007	1	(3)	26,005

Marketable securities:
Commercial paper	16,644	2	(25)	16,621
Corporate bonds	3,738	—	(6)	3,732
U.S. government securities	495	—	—	495
Total marketable securities	$20,877	$2	$(31)	$20,848

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$8,888	$—	$—	$8,888
Total cash equivalents	8,888	—	—	8,888

Marketable securities:
Commercial paper	65,443	3	(34)	65,412
Corporate bonds	12,581	—	(7)	12,574
Total marketable securities	$78,024	$3	$(41)	$77,986

The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2022 and 2021, aggregated by major security type and length of time in a continuous unrealized loss position:

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$17,699	$(27)	$—	$—	$17,699	$(27)
U.S. government securities	3,735	(1)	—	—	3,735	(1)
Corporate bonds	3,732	(6)	—	—	3,732	(6)
Total marketable securities	$25,166	$(34)	$—	$—	$25,166	$(34)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$47,425	$(34)	$—	$—	$47,425	$(34)
Corporate bonds	12,573	(7)	—	—	12,573	(7)
Total marketable securities	$59,998	$(41)	$—	$—	$59,998	$(41)

The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. As of December 31, 2022 and 2021, an allowance for credit losses had not been recognized. Given the Company's intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, the Company does not consider these marketable securities to be impaired as of December 31, 2022 and 2021.

There were no realized gains or losses on marketable securities for the years ended December 31, 2022 and 2021. Interest on marketable securities is included in interest income. Accrued interest receivable on available-for-sale debt securities totaled $0.1 million and $0.1 million as of December 31, 2022 and 2021, respectively, and is excluded from the estimate of credit losses.

The following table summarizes the contractual maturities of the Company's marketable securities at estimated fair value (in thousands):

	December 31,
	2022	2021
Due in one year or less	$20,848	$77,986
Due in 1 - 2 years	—	—
Total marketable securities	$20,848	$77,986

The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.
5. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$2,257	$2,245
Furniture and office equipment	520	520
Computer equipment	73	54
Software	121	139
Leasehold improvements	4,393	4,393
Property and equipment, gross	7,364	7,351
Less: Accumulated depreciation and amortization	(4,144)	(2,802)
Property and equipment, net	$3,220	$4,549

Depreciation and amortization expense for the years ended December 31, 2022, 2021, and 2020 was $1.4 million, $1.4 million, and $1.0 million, respectively. All of the Company’s long-lived assets are located in the United States.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Accrued compensation	$4,589	$4,988
Accrued contracted research and development costs	6,972	5,995
Accrued professional and consulting fees	946	2,264
Other	330	783
Total accrued and other current liabilities	$12,837	$14,030

7. Leases

The Company leases certain office space, laboratory facilities, and equipment. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional three to five years. These optional periods have not been considered in the determination of the right-of-use assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options. The Company performed evaluations of its contracts and determined it has both operating and finance leases. Variable lease expense for these leases primarily consists of common area maintenance and other operating costs.

In April 2019, the Company entered into a lease agreement (the “Las Cimas Lease”) for its corporate headquarters and laboratory space located in Austin, Texas. The Las Cimas Lease includes approximately 30,000 square feet and commenced on April 30, 2019, with an expiration on April 30, 2028. The Company posted a customary letter of credit in the amount of $1.5 million as security, which is subject to automatic reductions per the terms of the Las Cimas Lease. A tenant allowance of up to $1.0 million was provided by the lessor and fully reimbursed to the Company.

The following table summarizes the Company’s recognition of its operating and finance leases (in thousands):

		December 31,
	Classification	2022	2021
Assets
Operating	Operating lease right-of-use assets	$3,430	$3,806
Finance	Other non-current assets	597	798
Total leased assets		4,027	4,604

Leases
Current
Operating	Operating lease liabilities	625	436
Finance	Accrued and other current liabilities	16	418
Non-current
Operating	Non-current operating lease liabilities	4,004	4,608
Finance	Other non-current liabilities	—	16
Total lease liabilities		$4,645	$5,478

The following table summarizes the weighted-average remaining lease term and discount rates for the Company’s operating and finance leases:

	December 31,
	2022	2021
Lease term (years)
Operating leases	5.3	6.3
Finance leases	0.6	0.5

Discount rate
Operating leases	10.6%	10.7%
Finance leases	10.2%	6.7%

The following table summarizes the lease costs pertaining to the Company’s operating leases (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$910	$991	$1,258
Variable lease cost	472	519	665
Total lease cost	$1,382	$1,510	$1,923

Cash paid for amounts included in the measurement of operating lease liabilities during the years ended December 31, 2022 and 2021 was $0.9 million and $1.1 million, respectively, and was included within net cash used in operating activities in the cash flows.

The maturities of the Company’s operating and finance lease liabilities as of December 31, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases
2023	$1,078	$16
2024	1,103	—
2025	1,129	—
2026	1,163	—
2027	1,198	—
Thereafter	403	—
Total lease payments	6,074	16
Less:
Imputed interest	(1,445)	—
Total	$4,629	$16

8. Stockholders’ Equity

The Company is authorized to issue 510,000,000 shares of capital stock of which 500,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock, all with a par value of $0.0001 per share. Each holder of common stock is entitled to one vote for each share of common stock held. The Company’s common stock is not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the board of directors, in its discretion, determines to issue dividends and then only at the times and in the amounts that the board of directors may determine. As of December 31, 2022 and 2021, no common stock dividends had been declared by the board of directors and there were no shares of preferred stock outstanding.

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

As of December 31, 2022, the following pre-funded warrants to purchase common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
February 2019	None	$0.0001	3,750,000
April 2020	None	$0.0001	11,860,328
May 2022	None	$0.0001	13,281,250
Total pre-funded warrants			28,891,578

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

Further, the Company agreed to supply to Immedica, and Immedica agreed to purchase from the Company, substantially all commercial requirements of the Product. The terms of the agreement do not provide for either (i) an option to Immedica to purchase the Product from the Company at a discount from the standalone selling price or (ii) minimum purchase quantities. Finally, Immedica will bear (i) all costs and expenses for any development or commercialization of the Product in the Territory subject to the License exclusive of the Company’s promised goods and services summarized above and (ii) all costs and fees associated with applying for regulatory approval of the Product in the Territory. In July 2021, the Company modified the agreement with Immedica to provide certain additional services in relation to the PEACE Phase 3 Trial and BLA package performance obligation in exchange for the reimbursement of up to $3.0 million of the actual costs incurred in relation to such incremental services.

The Company received a non-refundable payment of $21.5 million and Immedica agreed to provide payment of 50% of the Company’s costs incurred in performing the PIP Trial up to a maximum of $1.8 million. In addition, the Company has the ability to receive additional payments under the agreement of up to approximately $120.8 million in regulatory and commercial milestone payments, assuming an exchange rate of $1.07 to €1.00. The Company is also entitled to receive royalties in the mid-20 percent range on net sales of the Product in the Territory.

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

The Company determined that the upfront fixed payment amount of $21.5 million must be included in the transaction price. Additionally, the Company determined at inception of the arrangement that 50% of the estimated costs to be incurred in relation to the PIP Trial exceeded $1.8 million and included the full reimbursement amount of $1.8 million in the transaction price. Upon subsequent re-evaluation due to changing facts and circumstances, the Company determined the estimated costs are now less than the maximum allowable reimbursement and a portion of the variable consideration was constrained, which did not materially impact the revenue recognized to date. Additionally, upon the modification of the agreement in July 2021, the Company determined that the estimated costs to perform the additional services related to the PEACE Trial and BLA package exceeds the maximum allowable reimbursement of $3.0 million. Therefore, the Company included an estimated total of $3.6 million that will be due in relation to the PIP Trial, PEACE Trial, and BLA package in the transaction price and it is probable that a significant reversal will not occur in the future. In total, the modified transaction price was determined to be $25.1 million.

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

For the year ended December 31, 2022, the Company recognized revenue of $2.3 million related to the PEACE Trial and BLA package performance obligation using a cost to cost model. The Company recognized revenue of $6.7 million related to the PEACE Trial and BLA package performance obligation using a cost to cost model and $12.0 million related to the transfer of the License for the year ended December 31, 2021 and no revenue for the year ended December 31, 2020. As of December 31, 2022, the Company has recorded deferred revenue of $2.7 million associated with the license and supply agreement with Immedica, of which $0.5 million is classified as current. As of December 31, 2021, the Company had recorded deferred revenue of $3.6 million associated with the license and supply agreement with Immedica, of which $2.4 million was classified as current.

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

The following table presents changes in the Company’s contract liabilities for the periods presented (in thousands):

	December 31,			December 31,
Year Ended December 31, 2021	2021	Additions	Deductions	2022
Contract liabilities:
Deferred revenue	$3,576	$1,449	$(2,329)	$2,696

The Company had no contract assets during the years ended December 31, 2022, 2021 and 2020 and no contract liabilities during the year ended December 31, 2020.

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

In the year ended December 31, 2022, the Company paid $0.1 million in milestone payments pursuant to the Restated License. For the years ended December 31, 2021 and 2020, the Company paid $0.1 million in license fees annually.

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

As of December 31, 2022, a total of 94,639 shares of common stock are subject to options outstanding under the 2015 Plan and will become available under the 2016 Equity Incentive Plan (“2016 Plan”) to the extent the options are forfeited or lapse unexercised.

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

In October 2018, the 2016 plan was amended to increase the number of shares of common stock reserved for issuance thereunder by 1,759,602 shares, extend the term of the 2016 Plan through August 7, 2028, and provide for an automatic increase in the number of shares reserved for issuance thereunder on January 1 of each year for the remaining term of the plan equal to (a) 4.0% of the number of issued and outstanding shares of common stock on December 31 of the immediately preceding year, or (b) a lesser amount as approved by the board each year. As a result of the operation of each of these provisions, on January 1, 2022, 2021, and 2020, an additional 1,974,205, 1,918,363, and 1,163,377 shares, respectively, became available for issuance under the 2016 Plan.

As of December 31, 2022, the total number of shares reserved for issuance under the 2016 Plan was 10,818,148, of which 7,978,070 shares were subject to outstanding option awards and restricted unit awards.

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

As of December 31, 2022, the total number of shares reserved for issuance under the 2018 Plan was 1,100,000, of which 311,000 shares were subject to outstanding option awards.

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

CEO Inducement Grant

In November 2022, the Company granted 1.9 million non-qualified stock options to the new Chief Executive Officer in a stand alone inducement grant. The first 25% of these options vest on the one year anniversary of the grant, and the remaining 75% vest in equal amounts over 48 months following the one year anniversary date and are exercisable for a term of ten years.

The following table summarizes employee and non-employee stock option activity for the year ended December 31, 2022:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	6,607,587	$7.56	7.90	$328
Granted	5,879,991	1.80
Exercised	—	—
Forfeited	(2,360,531)	6.14
Outstanding as of December 31, 2022	10,127,047	$4.55	6.72	$2
Options vested and expected to vest as of December 31, 2022	9,944,309	$4.50	6.78	$2
Options exercisable as of December 31, 2022	4,086,256	$6.84	4.93	$—

The aggregate intrinsic value of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of the reporting date.

For the years ended December 31, 2022, 2021, and 2020, the weighted-average grant date fair value of options granted was $1.80, $4.96, and $4.68, respectively. No options were exercised in the year ended December 31, 2022. The total intrinsic value of options exercised during the years ended December 31, 2021, and 2020 was $0.7 million and $0.4 million, respectively.

There were no stock options issued to non-employees during the years ended December 31, 2022, 2021, and 2020. For the year ended December 31, 2020, 1,663 non-employee stock options vested in the period. For the years ended December 31, 2022 and 2021, no non-employee stock options vested in the period.

2016 Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (“2016 ESPP”) became effective in April 2016. A total of 165,000 shares of common stock were reserved for issuance under the 2016 ESPP. Eligible employees may purchase shares of common stock under the 2016 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year. The 2016 ESPP will terminate ten years from the first purchase date under the plan, unless terminated earlier by the board of directors.

In June 2018, the 2016 ESPP was amended to provide for an automatic annual increase in the number of shares reserved for issuance thereunder on January 1 of each year for the remaining term of the year equal to (a) 1.0% of the number of issued and outstanding shares of common stock on December 31 of the immediately preceding year, or (b) a lesser amount as approved by the board of directors each year. As a result of the operation of this provision, on January 1, 2022, 2021 and 2020, an additional 493,551, 479,590, and 290,844 shares, respectively, became available for issuance under the 2016 ESPP. As of December 31, 2022, the reserve remaining and available for future issuance under the 2016 ESPP was 1,216,647 shares.

In February 2023, the 2016 ESPP was amended to increase the maximum shares purchased during any one period from 2,000 shares to 10,000 shares or a lesser amount determined by the board of directors.

Restricted Common Stock Units

The Company granted 228,200 restricted stock units (“RSUs”) during the year ended December 31, 2020 to certain employees with regulatory, commercial, and clinical milestones in addition to a service condition. There were no RSUs granted for the years ended December 31, 2022 and 2021.

As of December 31, 2022, the performance conditions of the granted RSUs were not probable of being achieved. If and when the performance milestones are deemed probable of being achieved within the required time frame, the Company may recognize up to $1.2 million of stock-based compensation for the remaining unvested RSUs as of December 31, 2022.

The following table summarizes employee restricted stock activity for the year ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2021	190,000	$8.13
Granted	—	—
Vested	—	—
Forfeited	(48,500)	8.13
Unvested restricted stock units as of December 31, 2022	141,500	$8.13

There were no RSUs granted to non-employees during the years ended December 31, 2022, 2021, and 2020.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized from the Company’s equity incentive plans, 2018 Plan, and the 2016 ESPP for the years ended December 31, 2022, 2021, and 2020 was as follows (in thousands):

	Year Ended December 31,
	2022		2021		2020
	Employees	Non- Employees	Employees	Non- Employees	Employees	Non- Employees
Research and development	$2,591	$—	$2,723	$—	$2,168	$36
General and administrative	4,520	—	5,315	—	4,052	—
Total stock-based compensation expense	$7,111	$—	$8,038	$—	$6,220	$36

No related tax benefits were recognized for the years ended December 31, 2022, 2021, and 2020 (see Note 11).

The employee and non-employee awards contain both performance and service-based vesting conditions. No expense was recognized for the unvested employee and non-employee awards with only a performance condition for the years ended December 31, 2022, 2021, and 2020. The performance-based vesting conditions represent specific performance targets. Compensation expense for employee and non-employee share-based payment awards with performance conditions is recognized when the performance condition is deemed probable of achievement.

As of December 31, 2022, the Company had an aggregate of $11.6 million of unrecognized stock-based compensation expense for options outstanding, which is expected to be recognized over a weighted average period of 1.6 years.

In determining the fair value of the stock-based awards, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Expected Term

The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method (based on the midpoint between the vesting date and the end of the contractual term). The Company utilizes this method due to lack of historical exercise data and the plain-vanilla nature of the Company’s stock-based awards.

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

Valuation of Stock Options and 2016 ESPP

The fair value of the stock options granted under the 2018 Plan, 2016 Plan, 2015 Plan and the CEO inducement grant, as well as the shares available for purchase under the 2016 ESPP were determined using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used in calculating the fair value of the awards:

	Year Ended December 31,
	2022	2021	2020
Stock Options Granted
Expected term (in years)	6.00	5.99	6.10
Expected volatility	84%	83%	76%
Risk-free interest	2.93%	0.88%	1.06%
Dividend yield	0%	0%	0%
2016 ESPP
Expected term (in years)	0.49	0.50	0.50
Expected volatility	84%	86%	76%
Risk-free interest	1.95%	0.08%	0.75%
Dividend yield	0%	0%	0%

11. Defined Contribution Plan

The Company sponsors a 401(k) retirement plan in which substantially all of its full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. During the years ended December 31, 2022, 2021, 2020, the Company provided $0.6 million, $0.6 million, and $0.5 million, respectively, in contributions to the plan.

12. Income Taxes

The following table summarizes the (loss) income before income tax expense by jurisdiction for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Domestic	$(84,113)	$(65,940)	$(80,893)
Foreign	162	280	—
Loss before income tax expense	$(83,951)	$(65,660)	$(80,893)

For the year ended December 31, 2022, the Company recognized an income tax expense of $0.1 million, related to foreign subsidiaries refund from research client and foreign subsidiaries income tax expense. For the year ended December 31, 2021, the Company recognized an income tax expense of $0.1 million, related to foreign subsidiaries income tax expense and the Texas margins tax. For the year ended December 31, 2020, the Company recognized no provision or benefit from income taxes. The difference between the Company’s provision for income taxes and the amounts computed by applying the statutory federal income tax rate to income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Tax provision derived by applying the federal statutory rate to income before income taxes	$(17,630)	$(13,789)	$(16,988)
Permanent differences and other	1,042	1,002	482
Federal tax credits	(3,559)	(3,815)	(3,905)
State tax credits	(640)	(152)	(251)
Effect of tax rate on foreign jurisdiction	42	(5)	—
Change in the valuation allowance	20,609	16,900	20,662
Income tax (benefit) expense	$(136)	$141	$—

The components of the deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$68,917	$64,531
Intangible assets	11,149	57
Deferred revenue	566	—
Accrued expense	668	846
Stock-based compensation	3,293	2,767
Federal tax credits	21,914	18,579
State tax credits	1,631	991
Other	190	220
Total deferred tax assets	108,328	87,991
Deferred tax liabilities
Depreciable assets	(676)	(948)
Total deferred tax liabilities	(676)	(948)
Less: Valuation allowance	(107,652)	(87,043)
Deferred tax assets, net	$—	$—

The Company has established a full federal and state valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of the deferred tax asset based on the Company’s lack of earnings history. The valuation allowance increased by $20.6 million, $16.9 million, and $20.7 million during the years ended December 31, 2022, 2021, and 2020, respectively, primarily due to continuing loss from operations.

As of December 31, 2022 and 2021, the Company had U.S. net operating loss carryforwards (“NOL”) of $328.2 million and $307.3 million, respectively. As of December 31, 2022 and 2021, the Company had U.S. tax credit carryforwards of $21.9 million and $18.6 million, respectively, and state tax credit carryforwards of $1.6 million and $1.0 million, respectively. Of the net operating loss and tax credit carryforwards, $58.4 million and $21.9 million, respectively, will expire in 2033, if not utilized. Any remaining net operating loss will carry forward indefinitely and can be utilized to offset up to 80% of the taxable income in any tax year. The net operating loss and credit carryforwards are subject to Internal Revenue Service adjustments until the statute closes on the year the net operating loss or tax credits are utilized.

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL or research and development credit carryforwards would be subject to an annual limitation under Section 382 or 383 of the Internal Revenue Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Additionally, the separate return limitation year (“SRLY”) rules may apply to losses of the Company’s eight wholly owned U.S. subsidiary corporations. The SRLY rules limit the consolidated group’s use of a subsidiary corporation’s net operating losses to the amount of income generated by the subsidiary corporation after it becomes a member of the group. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Additionally, the Company does not expect any unrecognized tax benefits to change significantly over the next twelve months. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

The Company is subject to examination by taxing authorities in its significant jurisdictions for the 2018 and subsequent years. However, due to NOL and tax attribute carryovers, the taxing authorities have the ability to adjust the NOLs and other tax attributes related to closed years. As of December 31, 2022 and 2021, there were no amounts recorded for uncertain tax positions. As of December 31, 2022, undistributed earnings of the Company’s newly incorporated foreign subsidiaries are immaterial. Under the Global Intangible Low-Taxed Income (“GILTI”) provisions of the 2017 Tax Cuts and Jobs Act, U.S. income taxes have been incurred on the undistributed earnings of the foreign subsidiaries and therefore, the tax impact upon distribution is limited to state income and withholding taxes and is not material.

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

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Options to purchase common stock	8,658,285	6,621,457	5,049,435
Unvested restricted stock units	174,568	199,379	105,995

The following is a reconciliation of the shares used as the denominator for the calculation of basic and diluted net loss per share:

	Year Ended December 31,
	2022	2021	2020
Weighted average common shares	57,691,709	48,923,324	40,223,804
Weighted average pre-funded warrants	26,589,076	16,821,287	13,147,925
Total basic and diluted weighted average shares	84,280,785	65,744,611	53,371,730

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from the applicable information set forth in “Board of Directors and Committees of The Board; Corporate Governance Standards and Director Independence,” “Election of Directors” and “Executive Officers” of our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the applicable information set forth in “Executive Compensation” of our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from the applicable information set forth in “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the applicable information set forth in “Related Party Transactions” of our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the applicable information set forth in “Ratification of Appointment of Independent Registered Public Accounting Firm” of our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.
Financial Statements

See Index to Financial Statements at Item 8 herein.

2.
Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.
Exhibits

		Incorporate by Reference
Exhibit				Date of	Exhibit	Filed
Number	Description of Document	Form	File No.	Filing	No.	Herewith

3.1	Restated Certificate of Incorporation	S-1/A	333-205001	9/14/2015	3.2

3.2	Amended and Restated Bylaws	8-K	001-37722	12/19/2022	3.1

4.1	Form of Common Stock Certificate	S-1/A	333-205001	9/14/2015	4.1

4.2	Form of Pre-Funded Warrants 2019	8-K	001-37722	2/7/2019	4.1

4.3	Description of the Registrant's securities	10-K	001-37722	3/18/2021	4.3

4.4	Form of Pre-Funded Warrants 2020	8-K	001-37722	4/28/2020	4.1

4.5	Registration Rights Agreement, dated March 16, 2021, by and among the Registrant and Baker Brothers Life Sciences, L.P. and 667, L.P.	10-K	001-37722	3/18/2021	4.5

4.6	Form of Pre-Funded Warrants 2022	8-K	001-37722	5/6/2022	4.1

10.1	Form of Amended and Restated Indemnification Agreement	10Q	001-37722	8/9/2018	10.1

10.2‡	2015 Equity Incentive Plan and forms of award agreements	S-1	333-205001	6/16/2015	10.2

10.3‡	2016 Equity Incentive Plan and forms of award agreements, as amended	10Q	001-37722	11/8/2018	10.2

10.4‡	2016 Employee Stock Purchase Plan and forms of award agreements, as amended	10-K	001-37722	3/7/2019	10.4

10.5‡	2018 Equity Inducement Plan	S-8	333-223614	3/13/2018	99.2

10.6‡	Form of Stock Restriction Agreement	S-1	333-205001	6/16/2015	10.5

10.7‡	Form of Severance Agreement	8-K	001-37722	4/16/2018	10.1

10.8†	Sponsored Research Agreement No. UTA13-001113, dated December 24, 2013, between The University of Texas at Austin and Aeglea BioTherapeutics, Inc., Aeglea Development Company, Inc., AERase, Inc., AEMase, Inc., AECase, Inc., AE4ase, Inc., AE5ase, Inc. and AE6ase., Inc., as amended	10-Q	001-37722	11/7/2017	10.3

		Incorporate by Reference
Exhibit				Date of	Exhibit	Filed
Number	Description of Document	Form	File No.	Filing	No.	Herewith

10.9	Office Lease, dated November 24, 2014, between Barton Oaks Office Center, LLC and the Registrant	S-1	333-205001	6/16/2015	10.11

10.10	First Amendment to Office Lease and Assignment and Assumption of Lease dated September 20, 2016 to Office Lease dated November 24, 2014, between Barton Oaks Office Center, LLC, Aeglea Development Company, Inc., and Aeglea BioTherapeutics, Inc.	10-Q	001-37722	11/9/2016	10.1

10.11†	Amended and Restated Patent License Agreement No. PM1401501, dated January 31, 2017, between the Registrant and The University of Texas at Austin on behalf of the Board of Regents of the University of Texas system	10-K	001-37722	3/7/2019	10.12

10.12†	Cancer Research Grant Contract, dated June 15, 2015, between AERase, Inc. and the Cancer Prevention Research Institute of Texas	S-1	333-205001	6/16/2015	10.15

10.13‡	Offer Letter, dated July 18, 2018, by and between the Registrant and Anthony G. Quinn	8-K	001-37722	7/23/2018	10.1

10.14‡	Severance Agreement, dated July 18, 2018, by and between the Registrant and Anthony G. Quinn	8-K	001-37722	7/23/2018	10.2

10.15†	Master Services Agreement, dated November 26, 2018, between the Registrant, Fujifilm Diosynth Biotechnologies UK Limited, Fujifilm Diosynth Biotechnologies Texas, LLC, and Fujifilm Diosynth Biotechnologies U.S.A, Inc.	10-K	001-37722	3/7/2019	10.18

10.16	Lease Agreement dated April 30, 2019, between Las Cimas Owner LP and the Registrant	10-Q	001-37722	5/7/2019	10.1

10.17‡	Transition Agreement, dated August 24, 2022, by and between the Registrant and Anthony Quinn					X

10.18‡	License and Supply Agreement, dated March 21, 2021, by and between the Registrant and Immedica Pharma AB	10-Q	001-37722	5/10/2021	10.1

10.19‡	Offer Letter, dated June 14, 2021 issued by the Registrant to Mr. Jonathan Alspaugh	10-K	001-37722	03/08/2022	10.20

10.20‡	Severance Agreement dated July 6, 2021 by and between the Registrant and Mr. Jonathan Alspaugh	10-K	001-37722	03/08/2022	10.21

10.21‡	Offer Letter, dated November 8, 2022, by and between the Registrant and Jeffrey M. Goldberg					X

10.22‡	Severance Agreement, dated November 8, 2022, by and between the Registrant and Jeffrey M. Goldberg					X

10.23‡	Offer Letter, dated October 11, 2019, by and between the Registrant and Michael Hanley					X

10.24‡	Severance Agreement, dated October 21, 2019, by and between the Registrant and Michael Hanley					X

21.1	Subsidiaries of the Registrant					X

Incorporate by Reference
Exhibit				Date of	Exhibit	Filed
Number	Description of Document	Form	File No.	Filing	No.	Herewith

23.1	Consent of independent registered public accounting firm					X

24.1	Power of Attorney. Reference is made to the signature page hereto					X

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL and contained in Exhibit 1010

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

Date: March 2, 2023

AEGLEA BIOTHERAPEUTICS, INC.

By:	/s/ Jeffrey Goldberg
Jeffrey Goldberg
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey Goldberg and Jonathan Alspaugh, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Jeffrey Goldberg	President and Chief Executive Officer	March 2, 2023
Jeffrey Goldberg	(Principal Executive Officer)

/s/ Jonathan Alspaugh	Chief Financial Officer	March 2, 2023
Jonathan Alspaugh	(Principal Financial Officer and Principal Accounting Officer)

/s/ Russell J. Cox	Director	March 2, 2023
Russell J. Cox

/s/ Armen Shanafelt, Ph.D.	Director	March 2, 2023
Armen Shanafelt, Ph.D.

/s/ Ivana Magovcevic-Liebisch, Ph.D.	Director	March 2, 2023
Ivana Magovcevic-Liebisch, Ph.D.

/s/ V. Bryan Lawlis, Ph.D.	Director	March 2, 2023
V. Bryan Lawlis, Ph.D.

/s/ Alison Lawton	Director	March 2, 2023
Alison Lawton

/s/ Marcio Souza, M.B.A.	Director	March 2, 2023
Marcio Souza, M.B.A.

/s/ Hunter C. Smith, M.B.A.	Director	March 2, 2023
Hunter C. Smith, M.B.A.