Form 10-K/A
period 2023-12-31
Spyre Therapeutics, Inc.
filed 2024-03-01
CIK 1636282

re

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________________________________
FORM 10-K/A
(Amendment No. 1)
_______________________________________________________

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

Auditor Name PricewaterhouseCoopers LLP Auditor Location Austin, TX PCAOB ID# 238

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2024 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2023 fiscal year and is incorporated by reference into Part III of this Report.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Spyre Therapeutics, Inc. (the “Company”) for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission on February 29, 2024 (the “Original Filing”). This Amendment is being filed for the sole purposes of amending “Item 15. Exhibits and Financial Statement Schedules” under Part IV of the Original Filing to insert hyperlinks to exhibits that were incorporated by reference to the Original Filing, which hyperlinks were not included in the Original Filing. Except as noted above, this Amendment does not update or modify any disclosures in or reflect any events occurring after the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officers and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and it does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Item 15 has been amended to include hyperlinks for all Exhibits.
Exhibits

Exhibit Number		Incorporate by Reference
	Description of Document	Form	File No.	Date of Filing	Exhibit No.	Filed Herewith

2.1	Agreement and Plan of Merger, dated June 22, 2023, by and among the Company, Aspen Merger Sub I, Inc., Sequoia Merger Sub II, LLC and Spyre Therapeutics, Inc.	S-1/A	333-276251	2/5/2024	2.1

3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-276251	2/5/2024	3.1

3.2	Amended and Restated Bylaws	S-1/A	333-276251	2/5/2024	3.2

3.3	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock	S-1/A	333-276251	2/5/2024	3.3

3.4	Certificate of Designations of Series B Non-Voting Convertible Preferred Stock	S-1/A	333-276251	2/5/2024	3.4

4.1	Form of Registration Rights Agreement, by and among the Company and certain purchasers (December 2023 PIPE)	S-1/A	333-276251	2/5/2024	4.1

4.2	Form of Common Stock Certificate	S-1/A	333-276251	2/5/2024	4.2

4.3	Securities Purchase Agreement, dated December 7, 2023, by and among Spyre Therapeutics, Inc. and each purchaser identified on Annex A thereto	S-1/A	333-276251	2/5/2024	4.3

4.4	Form of Registration Rights Agreement, by and among the Company and certain purchasers (June 2023 PIPE)	S-1/A	333-276251	2/5/2024	4.4

4.5*	Description of the Registrant's securities

4.6	Form of Pre-Funded Warrants 2022	S-1/A	333-276251	2/5/2024	4.5

10.1	Form of Indemnification Agreement	S-1/A	333-276251	2/5/2024	10.19

10.2‡	2015 Equity Incentive Plan and forms of award agreements	S-1/A	333-276251	2/5/2024	10.7

10.3‡	Spyre Therapeutics, Inc. 2016 Equity Incentive Plan, As Amended and Restated Effective November 21, 2023	S-1/A	333-276251	2/5/2024	10.8

10.4‡*	Spyre Therapeutics, Inc. 2016 Employee Stock Purchase Plan, as amended by the First Amendment on January 31, 2024

Exhibit Number		Incorporate by Reference
	Description of Document	Form	File No.	Date of Filing	Exhibit No.	Filed Herewith
10.5‡	Spyre Therapeutics, Inc. 2018 Equity Inducement Plan and the First Amendment, Second Amendment, Third Amendment and Fourth Amendment thereto	S-1/A	333-276251	2/5/2024	10.10

10.6‡	Form of Stock Option Agreement under the Amended and Restated 2018 Equity Inducement Plan	S-1/A	333-276251	2/5/2024	10.11

10.7‡	Spyre Therapeutics, Inc. 2023 Equity Incentive Plan	S-1/A	333-276251	2/5/2024	10.12

10.8‡	Form of Stock Restriction Agreement	S-1/A	333-276251	2/5/2024	10.13

10.9‡	Form of Severance Agreement	S-1/A	333-276251	2/5/2024	10.14

10.10†	Biologics Master Services Agreement, effective June 20, 2022, by and between Paragon Therapeutics, Inc. and WuXi Biologics (Hong Kong) Limited	S-1/A	333-276251	2/5/2024	10.1

10.11†	Cell Line License Agreement, effective June 20, 2022, by and between Paragon Therapeutics, Inc. and WuXi Biologics (Hong Kong) Limited	S-1/A	333-276251	2/5/2024	10.2

10.12	Novation Agreement, dated September 19, 2023, by and between Paragon Therapeutics, Inc., the Company and WuXi Biologics (Hong Kong) Limited	S-1/A	333-276251	2/5/2024	10.3

10.13‡	Amended and Restated Offer Letter, dated November 22, 2023 and as amended on February 1, 2024, by and between the Company and Cameron Turtle	S-1/A	333-276251	2/5/2024	10.4

10.14†	Amended and Restated Antibody Discovery and Option agreement, dated September 29, 2023, by and between Paragon Therapeutics, Inc., Parapyre Holding LLC and Spyre Therapeutics, LLC	S-1/A	333-276251	2/5/2024	10.5

10.15‡	Separation and Consulting Agreement and General Release of Claims by and between the Company and Jonathan Alspaugh, dated as of September 22, 2023	S-1/A	333-276251	2/5/2024	10.15

10.16‡	Offer Letter, dated August 10, 2023, by and between the Company and Scott Burrows	S-1/A	333-276251	2/5/2024	10.16

10.17	Asset Purchase Agreement, dated July 27, 2023, by and between the Company and Immedica Pharma AB	S-1/A	333-276251	2/5/2024	10.17

10.18	Lease Termination Agreement dated August 7, 2023, between the Company and Las Cimas Owner LP	S-1/A	333-276251	2/5/2024	10.18

Exhibit Number		Incorporate by Reference
	Description of Document	Form	File No.	Date of Filing	Exhibit No.	Filed Herewith
10.19‡*	Offer Letter, dated August 18, 2023, by and between the Company and Heidy King-Jones

10.20*	Consulting Agreement by and between the Company and Mark McKenna, effective August 1, 2023

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney. Reference is made to the signature page hereto

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Spyre Therapeutics, Inc. Compensation Recoupment (Clawback) Policy

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

Exhibit Number		Incorporate by Reference
	Description of Document	Form	File No.	Date of Filing	Exhibit No.	Filed Herewith

104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL and contained in Exhibit 101
___________________________________
†Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
•Indicates management contract or compensatory plan.
* Previously filed with the Original Filing
(1)The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, regardless of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 1, 2024

SPYRE THERAPEUTICS, INC.

By:	/s/ Scott Burrows
Scott Burrows
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)