Form 10-Q
period 2024-06-30
Spyre Therapeutics, Inc.
filed 2024-08-07
CIK 1636282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 1, 2024, the registrant had 50,792,374 shares of common stock, $0.0001 par value per share, outstanding.

SPYRE THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024
TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023	2

	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2024 and 2023	3

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the Three and Six Months Ended June 30, 2024 and 2023	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	41

PART II. OTHER INFORMATION		42

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	81

Item 3.	Defaults Upon Senior Securities	81

Item 4.	Mine Safety Disclosures	81

Item 5.	Other Information	81

Item 6.	Exhibits	83

	Signatures	85

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). All statements contained in this Quarterly Report other than statements of historical fact, any future payouts under our contingent value rights ("CVRs") issued in connection with the acquisition of Spyre Therapeutics, Inc. ("Pre-Merger Spyre") (the "Asset Acquisition"); our ability to achieve the expected benefits or opportunities and related timing with respect to the Asset Acquisition or to monetize our legacy assets, our future results of operations and financial position, our business strategy, the length of time that we believe our existing cash resources will fund operations, our market size, our potential growth opportunities, our nonclinical and clinical development activities, the efficacy and safety profile of our product candidates, the potential therapeutic benefits and economic value of our product candidates, the timing and results of nonclinical studies and clinical trials, the expected impact of macroeconomic conditions, including inflation, increasing interest rates and volatile market conditions, current or potential bank failures, as well as global events, including the ongoing military conflict in Ukraine, conflict in Israel and surrounding areas, and geopolitical tensions in China on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A, “Risk Factors” included in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
All references to “our product candidates,” “our programs” and “our pipeline” in this Quarterly Report refer to the research programs with respect to which we have signed a license agreement for, exercised the option to acquire intellectual property license rights to or have the option to acquire intellectual property license rights to pursuant to that certain antibody discovery and option agreement, dated May 25, 2023, and subsequently amended and restated on September 29, 2023 and May 14, 2024, by and among us, Paragon Therapeutics, Inc. (“Paragon”) and Parapyre Holding LLC (“Parapyre”) (the “Paragon Agreement”).

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

PART I. – Financial Information
Item 1. Financial Statements (Unaudited).
Spyre Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,144	$188,893
Marketable securities	380,851	150,384
Prepaid expenses and other current assets	9,741	2,251
Total current assets	435,736	341,528
Restricted cash	321	322
Other non-current assets	10	9
TOTAL ASSETS	$436,067	$341,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,231	$896
CVR liability	2,640	1,390
Accrued and other current liabilities	5,683	13,108
Related party accounts payable and other current liabilities	10,568	16,584
Total current liabilities	22,122	31,978
Non-current CVR liability	39,560	41,310
TOTAL LIABILITIES	61,682	73,288
Commitments and Contingencies (Note 7 and 8)
Series B non-voting convertible preferred stock, $0.0001 par value; 150,000 shares authorized, issued, and outstanding as of December 31, 2023.	—	84,555
STOCKHOLDERS’ EQUITY
Series A non-voting convertible preferred stock, $0.0001 par value; 1,086,341 shares authorized as of June 30, 2024 and December 31, 2023; 346,045 and 437,037 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	146,425	184,927
Series B non-voting convertible preferred stock, $0.0001 par value; 271,625 shares authorized and 16,667 shares issued and outstanding as of June 30, 2024.	9,395	—
Preferred stock, $0.0001 par value; 8,642,034 shares and 8,763,659 shares authorized as of June 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding as of June 30, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 50,783,384 shares and 36,057,109 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	12	10
Additional paid-in capital	1,066,214	763,191
Accumulated other comprehensive (loss) income	(553)	302
Accumulated deficit	(847,108)	(764,414)
TOTAL STOCKHOLDERS’ EQUITY	374,385	184,016
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$436,067	$341,859
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Development fee and royalty	$—	$688	$—	$886
Total revenue	—	688	—	886

Operating expenses:
Research and development (1)	32,636	17,386	67,564	31,162
General and administrative	11,511	12,062	24,357	17,290
Acquired in-process research and development	—	130,486	—	130,486
Total operating expenses	44,147	159,934	91,921	178,938
Loss from operations	(44,147)	(159,246)	(91,921)	(178,052)

Other income (expense):
Interest income	5,920	350	10,352	770
Change in fair value of forward contract liability	—	(58,170)	—	(58,170)
Other expense, net	(610)	(8)	(1,093)	(80)
Total other income (expense)	5,310	(57,828)	9,259	(57,480)
Loss before income tax expense	(38,837)	(217,074)	(82,662)	(235,532)
Income tax (expense) benefit	—	(7)	(32)	29
Net loss	$(38,837)	$(217,081)	$(82,694)	$(235,503)

Net loss per share, basic and diluted	$(0.86)	$(56.79)	$(2.02)	$(62.03)
Weighted-average common shares outstanding, basic and diluted	45,316,264	3,822,605	40,914,463	3,796,699
(1)Includes $9.4 million and $26.5 million in related party expenses for the three and six months ended June 30, 2024, respectively, and $1.4 million related party expenses for the three and six months ended June 30, 2023.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(38,837)	$(217,081)	$(82,694)	$(235,503)
Other comprehensive (loss) income:
Foreign currency translation adjustment	4	18	20	28
Unrealized (loss) gain on marketable securities	(194)	(1)	(875)	31
Total comprehensive loss	$(39,027)	$(217,064)	$(83,549)	$(235,444)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Changes in
Convertible Preferred Stock and Stockholders’ Equity
(Unaudited, in thousands)

Six Months Ended June 30, 2024
	Series B Non-Voting Convertible Preferred Stock		Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances - December 31, 2023	150	$84,555	437	$184,927	—	$—	36,057	$10	$763,191	$302	$(764,414)	$184,016
Issuance of Series B non-voting convertible preferred stock in connection with private placement, net of financing costs	122	168,850	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	—	—	—	—	572	—	4,390	—	—	4,390
Stock-based compensation expense	—	—	—	—	—	—	—	—	8,385	—	—	8,385
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	16	—	16
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(681)	—	(681)
Net loss	—	—	—	—	—	—	—	—	—	—	(43,857)	(43,857)
Balances - March 31, 2024	272	$253,405	437	$184,927	—	—	36,629	$10	$775,966	$(363)	$(808,271)	$152,269
Stockholder approval of the issuance of Common Stock upon conversion of Series B convertible non-voting preferred stock	(272)	(253,405)			272	253,405	—	—	—	—	—	253,405
Exchange of Series A non-voting convertible preferred stock for common stock	—	—	(91)	(38,502)	—	—	3,640	1	38,501	—	—	—
Conversion of Series B non-voting convertible preferred stock into common stock	—	—			(255)	(244,010)	10,198	1	244,009	—	—	—
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	—	—	250	—	1	—	—	1
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	—	—	—	—	66	—	494	—	—	494
Stock-based compensation expense	—	—	—	—	—	—	—	—	7,243	—	—	7,243
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	4	—	4
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(194)	—	(194)
Net loss	—	—	—	—	—	—	—	—	—	—	(38,837)	(38,837)
Balances - June 30, 2024	—	—	346	$146,425	17	$9,395	50,783	$12	$1,066,214	$(553)	$(847,108)	$374,385

	Six Months Ended June 30, 2023
	Series A Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances - December 31, 2022	—	$—	2,614	$6	$475,971	$(48)	$(425,624)	$50,305
Issuance of common stock in connection with employee stock purchase plan	—	—	2	—	18	—	—	18
Stock-based compensation expense	—	—	—	—	1,709	—	—	1,709
Foreign currency translation adjustment	—	—	—	—	—	10	—	10
Unrealized gain on marketable securities	—	—	—	—	—	32	—	32
Net loss	—	—	—	—	—	—	(18,422)	(18,422)
Balances - March 31, 2023	—	$—	2,616	$6	$477,698	$(6)	$(444,046)	$33,652
Issuance of Series A non-voting convertible preferred stock in connection with private placement, net of financing costs	721	197,323	—	—	—	—	—	—
Issuance of common stock forward in connection with the asset acquisition of Spyre	—	—	—	—	3,768	—	—	3,768
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	624	—	—	—	—	—
CVR distribution to common stockholders	—	—	—	—	(29,500)	—	—	(29,500)
Stock-based compensation expense	—	—	—	—	1,775	—	—	1,775
Foreign currency translation adjustment	—	—	—	—	—	18	—	18
Unrealized loss on marketable securities	—	—	—	—	—	(1)	—	(1)
Net loss			—	—	—	—	(217,081)	(217,081)
Balances - June 30, 2023	721	$197,323	3,240	$6	$453,741	$11	$(661,127)	$(207,369)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(82,694)	$(235,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	22,517	3,620
Acquired in-process research and development	—	130,486
Change in fair value of CVR liability	930	—
Change in fair value of forward contract liability	—	58,170
Lease ROU asset and leasehold improvement impairment loss	—	2,580
Loss on disposal of long-lived assets	—	915
Net accretion of discount on marketable securities	(5,984)	(123)
Interest proceeds from maturities of zero coupon US Treasury Bills	124	—
Depreciation and amortization	—	744
Amortization of operating lease assets	—	220
Other	—	6
Changes in operating assets and liabilities:
Accounts payable	2,335	2,045
Accrued and other liabilities	(7,623)	(1,058)
Related party accounts payable	(12,906)	1,247
Prepaid expenses and other assets	(7,489)	3,368
Deferred revenue	—	575
Development receivables	—	(1,271)
Operating lease liabilities	—	(298)
Net cash used in operating activities	(90,790)	(34,277)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and sales of marketable securities	105,626	21,000
Purchases of marketable securities	(331,107)	—
Cash assumed from asset acquisition of Spyre	—	3,035
Proceeds from sale of property and equipment	—	475
Net cash (used in) and provided by investing activities	(225,481)	24,510

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series B non-voting convertible preferred stock in connection with private placement, net of placement and other offering costs	169,070	—
Proceeds from issuance of Series A non-voting convertible preferred stock in connection with private placement	—	210,000
Payments related to contingent value rights liability	(1,430)	—
Proceeds from employee stock option exercises, employee stock plan purchases, and exercise of prefunded warrants	4,885	18
Principal payments on finance lease obligation	—	(16)
Net cash provided by financing activities	172,525	210,002
Effect of exchange rate on cash, cash equivalents, and restricted cash	(4)	24
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(143,750)	200,259

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Beginning of period	189,215	36,416
End of period	$45,465	$236,675

(Continued on next page)

	Six Months Ended June 30,
	2024	2023
Supplemental Disclosure of Non-Cash Investing and Financing Information:
Exchange of Series A non-voting convertible preferred stock for common stock	$38,502	$—
Conversion of Series B non-voting convertible preferred stock into common stock	$244,010	$—
Unpaid amounts related to issuance of Series B non-voting convertible preferred stock in connection with private placement	$220	$—
Unpaid direct transaction costs related to the asset acquisition of Spyre	$—	$2,067
Unpaid amounts related to issuance of Series A non-voting convertible preferred stock in connection with private placement	$—	$12,677

Reconciliation of Cash, Cash Equivalents, and Restricted Cash Reported in the Statement of Financial Position
Cash and cash equivalents	$45,144	$235,358
Restricted cash	321	1,317
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$45,465	$236,675
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. The Company and Basis of Presentation
Spyre Therapeutics, Inc., formerly Aeglea BioTherapeutics, Inc. (“Spyre” or the “Company”), is a clinical stage biotechnology company focused on developing next generation therapeutics for patients living with inflammatory bowel disease. The Company was formed as a Limited Liability Company ("LLC") in Delaware on December 16, 2013 under the name Aeglea BioTherapeutics Holdings, LLC and was converted from a Delaware LLC to a Delaware corporation on March 10, 2015. On November 27, 2023, the Company completed its corporate rebranding, changing the name of the Company to Spyre Therapeutics, Inc. The Company operates in one segment and has its principal offices in Waltham, Massachusetts.
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
On June 22, 2023, the Company acquired, in accordance with the terms of the Agreement and Plan of Merger (the "Acquisition Agreement"), the assets of Spyre Therapeutics, Inc. (“Pre-Merger Spyre”), a privately held biotechnology company advancing a pipeline of antibody therapeutics with the potential to transform the treatment of inflammatory bowel disease through a research and development option agreement ("Paragon Agreement") with Paragon Therapeutics, Inc. ("Paragon"). The asset acquisition was accomplished through a two-step reverse triangular merger whereby a wholly owned subsidiary of the Company merged with and into Pre-Merger Spyre, which existed at the time the Acquisition Agreement was entered into, and became a wholly owned subsidiary of the Company in accordance with the terms of the Acquisition Agreement. Immediately following this merger, Pre-Merger Spyre merged with and into a second wholly owned subsidiary of the Company (“Merger Sub”) in accordance with the terms of the Acquisition Agreement and Pre-Merger Spyre ceased to exist. Subsequently, Aeglea BioTherapeutics, Inc. was renamed Spyre Therapeutics, Inc. and is a different entity than Pre-Merger Spyre, which ceased to exist upon merging with Merger Sub. The transaction was structured as a stock-for-stock transaction pursuant to which all of Pre-Merger Spyre's outstanding equity interests were exchanged based on a fixed exchange ratio of 0.5494488 to 1 for consideration from the Company of 517,809 shares of common stock, par value of $0.0001 per share ("Common Stock"), and 364,887 shares of Series A non-voting convertible preferred stock, par value of $0.0001 per share ("Series A Preferred Stock") (convertible on a 40 to 1 basis), in addition to the assumption of outstanding and unexercised stock options to purchase 2,734 shares of Common Stock from the Amended and Restated Spyre 2023 Equity Incentive Plan (the "Asset Acquisition"). The Common Stock and Series A Preferred Stock related to the Asset Acquisition were issued to the Pre-Merger Spyre stockholders on July 7, 2023.
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
On November 21, 2023, the Company's stockholders approved the issuance of Common Stock upon conversion of the Company's Series A Preferred Stock to Common Stock. A total of 649,302 shares of Series A Preferred Stock automatically converted to 25,972,080 shares of Common Stock; 437,037 shares of Series A Preferred Stock did not automatically convert and remained outstanding after the conversion.
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
On April 23, 2024, the Company entered into an exchange agreement with Fairmount Healthcare Fund II L.P. (the “Stockholder”), pursuant to which the Stockholder agreed to exchange an aggregate of 90,992 shares of Series A Preferred Stock for an aggregate of 3,639,680 shares of Common Stock (the “April 2024 Exchange”). The Common Stock issued in connection with the April 2024 Exchange was issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act. The April 2024 Exchange closed on April 25, 2024, with 346,045 shares of Series A Preferred Stock remaining outstanding following the April 2024 Exchange.
On May 14, 2024, the Company's stockholders approved the issuance of Common Stock upon conversion of the Company's Series B Preferred Stock to Common Stock. A total of 254,958 shares of Series B Preferred Stock automatically converted to 10,198,320 shares of Common Stock; 16,667 shares of Series B Preferred Stock did not automatically convert and remained outstanding as of June 30, 2024.
Liquidity
The Company is a clinical stage biotechnology company with a limited operating history, and due to its significant research and development expenditures, the Company has generated operating losses since its inception and has not generated any revenue from the commercial sale of any products. There can be no assurance that profitable operations will ever be achieved, and, if achieved, whether profitability can be sustained on a continuing basis.
Since its inception and through June 30, 2024, the Company has funded our operations by raising an aggregate of approximately $1.1 billion of gross proceeds from the sale and issuance of convertible preferred stock and common stock, pre-funded warrants, the collection of grant proceeds, and the licensing of its product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East. As of June 30, 2024, Spyre had an accumulated deficit of $847.1 million, and cash, cash equivalents, marketable securities and restricted cash of $426.3 million.
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

Basis of Presentation
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) as defined by the Financial Accounting Standards Board and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or balance sheets.
Unaudited Interim Financial Information
The interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of June 30, 2024, and its results of operations for the three and six months ended June 30, 2024 and 2023, changes in convertible preferred stock and stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. The December 31, 2023 balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2023 (the "Annual Report") as filed with the SEC on February 29, 2024 and amended on March 1, 2024.
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
Other than policies noted below, there have been no significant changes from the significant accounting policies and estimates disclosed in the Notes titled “1. The Company and Basis of Presentation” and "2. Summary of Significant Accounting Policies” of the Company's Annual Report.
License Agreements Contingent Milestone Payments
The Company’s license agreements include specific development, regulatory, and clinical milestone payments that are payable upon the resolution of a contingency, such as upon the selection of a development candidate, first dosing of a human patient in clinical trials or receipt of the Food Drug and Administration’s (“FDA”) approval of a Spyre drug. The achievement of these milestone payments involves many factors outside of the Company’s control and therefore the associated likelihood cannot be considered probable until the related contingency is resolved. Based on the preceding, the Company accrues each milestone payment upon the achievement of the applicable milestone event.
Recently Adopted Accounting Pronouncement
There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2024 that are of significance or potential significance to the Company.

3. Fair Value Measurements
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$43,377	$—	$—	$43,377
U.S. government treasury securities	136,857	—	—	136,857
U.S. government agency securities	—	92,566	—	92,566
Commercial paper	—	119,716	—	119,716
Corporate bonds	—	31,712	—	31,712
Total financial assets	$180,234	$243,994	$—	$424,228

Liabilities:
Parapyre Option Obligation	$—	$6,889	$—	$6,889
CVR liability	—	—	42,200	42,200
Total liabilities	$—	$6,889	$42,200	$49,089

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$150,648	$—	$—	$150,648
U.S. government treasury securities	32,843	—	—	32,843
U.S. government agency securities	—	16,257	—	16,257
Commercial paper	—	104,141	—	104,141
Corporate bonds	—	33,064	—	33,064
Total financial assets	$183,491	$153,462	$—	$336,953

Liabilities:
CVR liability	$—	$—	$42,700	$42,700
Total liabilities	$—	$—	$42,700	$42,700
The Company measures the fair value of money market funds and U.S. government treasury securities on quoted prices in active markets for identical assets or liabilities. The Level 2 assets include U.S. government agency securities, commercial paper and corporate bonds, and are valued based on quoted prices for similar assets in active markets and inputs other than quoted prices that are derived from observable market data. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1, Level 2, or Level 3 during the periods presented.
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
The significant inputs used to estimate the fair value of the CVR liability were as follows:

June 30, 2024
Estimated cash flow dates	02/15/25 - 06/22/26
Estimated probability of success	39% - 100%
Estimated reimbursement rate compared to reimbursement target	81% - 100%
Risk-adjusted discount rates	6.47% - 6.71%
The change in fair value between December 31, 2023 and June 30, 2024 was a $0.9 million increase, and was primarily driven by changes in the risk-adjusted discount rates and the time value of money.
The following table presents changes in the CVR liability for the periods presented (in thousands):

CVR Liability
Beginning balance as of December 31, 2023	$42,700
Changes in the fair value of the CVR liability	930
Payments	(1,430)
Ending Balance as of June 30, 2024	$42,200

Forward Contract Liability
In connection with the Asset Acquisition, the Company entered into a contract for the issuance of 364,887 shares of Series A Preferred Stock as part of the consideration transferred. This forward contract was classified as a liability because the underlying preferred shares were contingently redeemable. The forward contract was carried at fair value on the balance sheet, with changes in fair value between the acquisition date and June 30, 2023 recorded in earnings. The liability was settled with the issuance of the Series A Preferred Stock on July 7, 2023.
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
4. Cash Equivalents and Marketable Securities
The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$43,377	$—	$—	$43,377
Total cash equivalents	$43,377	$—	$—	$43,377

Marketable securities:
Commercial paper	$119,844	$3	$(131)	$119,716
Corporate bonds	31,797	—	(85)	31,712
U.S. government treasury securities	137,061	65	(269)	136,857
U.S. government agency securities	92,741	13	(188)	92,566
Total marketable securities	$381,443	$81	$(673)	$380,851

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$150,648	$—	$—	$150,648
Commercial paper	24,950	5	—	24,955
U.S. government treasury securities	10,965	1	—	10,966
Total cash equivalents	$186,563	$6	$—	$186,569

Marketable securities:
Commercial paper	$79,124	$62	$—	$79,186
Corporate bonds	32,984	81	(1)	33,064
U.S. government treasury securities	21,846	31	—	21,877
U.S. government agency securities	16,147	110	—	16,257
Total marketable securities	$150,101	$284	$(1)	$150,384
The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

	June 30, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$100,124	$(131)	$—	$—	$100,124	$(131)
Corporate bonds	31,712	(85)	—	—	31,712	(85)
U.S. government treasury securities	93,432	(269)	—	—	93,432	(269)
U.S. government agency securities	83,933	(188)	—	—	83,933	(188)
Total marketable securities	$309,201	$(673)	$—	$—	$309,201	$(673)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$9,907	$(1)	$—	$—	$9,907	$(1)
U.S. government treasury securities	4,831	—	—	—	4,831	—
Total marketable securities	$14,738	$(1)	$—	$—	$14,738	$(1)
The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. As of June 30, 2024 and December 31, 2023, an allowance for credit losses had not been recognized. Given the Company's intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, the Company does not consider these marketable securities to be impaired as of June 30, 2024 and December 31, 2023.

The financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash deposits. Accounts at each of our two U.S. banking institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor. As of June 30, 2024 and December 31, 2023, cash deposits at the Company's U.S. banking institutions exceeded the FDIC limits. Uninsured foreign cash deposits were immaterial for both periods.
There were no realized gains or losses on marketable securities for the three and six months ended June 30, 2024 and 2023. Interest on marketable securities is included in interest income. Accrued interest receivable on available-for-sale debt securities as of June 30, 2024 and December 31, 2023, was $1.8 million and $0.9 million, respectively.
The following table summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	June 30, 2024	December 31, 2023
Due in one year or less	$270,799	$115,784
Due in 1 - 2 years	110,052	34,600
Total marketable securities	$380,851	$150,384
The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.
5. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation	$2,664	$4,054
Accrued contracted research and development costs	2,269	7,092
Accrued professional and consulting fees	515	1,474
Accrued other	235	488
Total accrued and other current liabilities	$5,683	$13,108
6. Asset Acquisition
On June 22, 2023, the Company acquired Pre-Merger Spyre pursuant to the Acquisition Agreement, by and among the Company, Aspen Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“First Merger Sub”), Sequoia Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Second Merger Sub”), and Pre-Merger Spyre. Pursuant to the Acquisition Agreement, First Merger Sub merged with and into Pre-Merger Spyre, pursuant to which Pre-Merger Spyre was the surviving corporation and became a wholly owned subsidiary of the Company (the “First Merger”). Immediately following the First Merger, Pre-Merger Spyre merged with and into Second Merger Sub, pursuant to which Second Merger Sub became the surviving entity. Pre-Merger Spyre was a pre-clinical stage biotechnology company that was incorporated on April 28, 2023 under the direction of Peter Harwin, a Managing Member of Fairmount, for the purpose of holding rights to certain intellectual property being developed by Paragon. Fairmount is a founder of Paragon.
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

At the acquisition date, the Company recorded forward contracts to represent the obligation to issue shares of Common Stock and shares of Series A Preferred Stock, respectively. The forward contract related to the Common Stock was recorded as Additional paid-in capital as the instrument is indexed to the Common Stock. The forward contract related to the Series A Preferred Stock was recorded as a liability, as the underlying stock has a cash redemption feature. On July 7, 2023, both the shares of Common Stock and Series A Preferred Stock were issued and the forward contract liability associated with the Series A Preferred Stock was settled accordingly.
The Company concluded that the arrangement met the definition of an asset acquisition rather than a business combination, as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, Pre-Merger Spyre's option to exclusively license certain intellectual property rights (the "Option"). The Company determined that the Option was a single asset as the Company's strategy relied on developing the entire portfolio of individual treatments to create combination treatments that simultaneously address different mechanisms of inflammatory bowel disease with a single treatment. The Company also determined that the pipeline candidates within the portfolio were similar in nature and risk profile. In addition, the Company did not obtain any substantive processes, assembled workforce, or employees capable of producing outputs in connection with the Asset Acquisition.
The Company determined that the cost to acquire the asset was $113.3 million which was recorded as acquired in-process research and development ("IPR&D"). The fair value of the consideration issued consisted of the 364,887 shares of Series A Preferred Stock (14,595,480 shares of Common Stock on an as-converted basis) and 517,809 shares of Common Stock, valued at $291.08 per share and $7.277 per share, respectively.
The Asset Acquisition costs are shown on the following table (in millions):

June 22, 2023
Consideration transferred in Series A Preferred Stock and Common Stock	$110.0
Transaction costs incurred by Pre-Merger Spyre	3.2
Fair value of Parapyre Option Obligation assumed by Pre-Merger Spyre	0.1
Total cost to acquire asset	$113.3
The allocation of the purchase price to net assets acquired is as a follows:

June 22, 2023
Acquired in-process research and development	$130.5
Cash acquired	3.0
Assumed liabilities	(20.2)
Total cost to acquire asset	$113.3
7. Licensing Agreements
On July 12, 2023, December 14, 2023, and June 5, 2024, the Company exercised the Option available under the Paragon Agreement with respect to the SPY001, SPY002, and SPY003 research programs, respectively.
On May 14, 2024, the Company and Paragon entered into (i) a license agreement (the “SPY001 License Agreement”), pursuant to which Paragon granted the Company a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting α4ß7 integrin and (ii) a license agreement (the “SPY002 License Agreement” and, together with the SPY001 License Agreement, the “License Agreements”), pursuant to which Paragon granted the Company a royalty-

bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain licensed antibodies and products targeting TL1A, respectively.
Under the terms of each License Agreement, the Company is obligated to pay Paragon up to $22.0 million based on specific development, regulatory and clinical milestones for each licensed research program, including a $1.5 million fee for nomination of a development candidate, as applicable, and a further milestone payment of $2.5 million upon the first dosing of a human patient in a Phase 1 trial. In addition, the following summarizes other key terms of each License Agreement:
•Paragon will provide the Company with an exclusive license to its patents covering the related antibody, the method of use and its method of manufacture.
•Paragon will not conduct any new campaigns that generate anti-α4ß7 or anti-TL1A monospecific antibodies for at least 5 years.
•The Company will pay Paragon a low single-digit percentage royalty for single antibody products and a mid single-digit percentage royalty for products containing more than one antibody from Paragon.
•There is a royalty step-down of 1/3rd if there is no Paragon patent in effect during the royalty term.
•The royalty term ends on the later of (i) the last-to-expire licensed patent or Company patent directed to a derived antibody or (ii) 12 years from the date of first sale of a Company product.
•Agreement may be terminated on 60 days’ notice by the Company; on material breach without cure; and to the extent permitted by law, on a party’s insolvency or bankruptcy.
•With respect to the SPY002 License Agreement only, on a product by product basis, the Company will pay sublicensing fees of up to approximately $20 million upon the achievement of mostly commercial milestones.
The SPY003 license agreement remains under negotiation as of the date of these consolidated financial statements.
The Company recognizes the expense associated with each milestone when the achievement of the milestone is deemed probable. During the three and six months ended June 30, 2024, the Company recognized $5.5 million of expense related to Paragon license milestone payments recorded within Research and development expenses in the accompanying condensed statement of operations for the three and six months ended June 30, 2024. There was no such expense for the three and six months ended June 30, 2023.
For the three and six months ended June 30, 2024, the Company made milestone payments totaling $3.0 million to Paragon. As of June 30, 2024, $2.5 million of Paragon license milestone payments were outstanding and payable to Paragon.
Additionally, the Company recognized and paid $0.1 million related to sublicensing fees and which was recorded as Research and development expenses in the accompanying condensed statement of operations for the three and six months ended June 30, 2024.
8. Related Party Transactions
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
The following is the summary of expenses related to the Paragon Agreement and License Agreements, which were ultimately settled in cash (in millions) and recorded within Research and development in the consolidated statement of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reimbursable costs under the Paragon Agreement	$2.3	$1.2	$14.0	$1.2
License Agreements milestone and sublicensing fees	5.6	—	5.6	—
Total related party expense	$7.9	$1.2	$19.6	$1.2
The following is the summary of Related party accounts payable and other current liabilities (in millions):

	June 30, 2024	December 31, 2023
Reimbursable costs under the Paragon Agreement	$1.2	$16.6
Parapyre warrants liability	6.9	—
License Agreements development milestone liability (see Note 7)	2.5	—
Total related party accounts payable	$10.6	$16.6
Paragon Agreement
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
For the three and six months ended June 30, 2024, the Company recognized expenses related to services provided by Paragon subsequent to the Asset Acquisition totaling $9.7 million and $26.8 million, respectively, which included $1.5 million and $6.9 million, respectively, of stock-based compensation expense, and were recorded as Research and development expenses in the consolidated statements of operations.
For the three and six months ended June 30, 2024, the Company made payments totaling $11.3 million and $29.5 million respectively, in connection with the Paragon Agreement.
On July 12, 2023, December 14, 2023, and June 5, 2024, the Company exercised the Option available under the Paragon Agreement with respect to the SPY001, SPY002 and SPY003 research programs, respectively. Our Option available under the Paragon Agreement with respect to the SPY004 program remains unexercised. Please refer to Note 7 for additional information on the License Agreements related to the exercised options.
On May 14, 2024, the Company, Paragon and Parapyre entered into a second amended and restated antibody discovery and option agreement that amends and restates that certain amended and restated antibody discovery and option agreement, dated September 29, 2023, by and between Paragon, Parapyre and Spyre Therapeutics, LLC, in order to, among other things, (i) replace the Company’s subsidiary with the Company as a party to the agreement and (ii) amend certain terms related to the SPY003 research program, including without limitation, (a) establishing an SPY003 antibody selection process pursuant to which the Company and Paragon shall alternate in turn to select a project antibody to be included and excluded, respectively, from the Company’s rights under its option to license certain intellectual property rights related to SPY003 from Paragon until all project antibodies under the SPY003 research program have been selected; (b) reducing the development costs invoiced to the Company for the SPY003 research program incurred from and after April 1, 2024 through completion of the SPY003 antibody selection process by 50%; (c) requiring Paragon to reimburse the Company for 50% of the development costs for the SPY003 research program incurred prior to April 1, 2024; provided, that Paragon receives rights to at least one SPY003 project antibody following completion of the SPY003 antibody selection process; (d) obligating the Company to exercise its option to license the intellectual property rights to SPY003 project antibodies and technology following the completion of the SPY003 antibody selection process; and (e) establishing a license agreement term sheet for the SPY003 research program with substantially similar milestone payment terms and royalty payment terms as the SPY001 License Agreement. Please refer to Note 7 for additional disclosures.
During the second quarter of 2024, the SPY003 antibody selection process was completed and the Company recognized a $5.9 million receivable and a corresponding reduction in Research and development expenses in its condensed consolidated statements of operations for the three and six ended June 30, 2024. As of June 30, 2024, the $5.9 million receivable was outstanding and included as a reduction to Related party accounts payable and other current liabilities on the Company's consolidated balance sheet.
Parapyre Option Obligation
Pursuant to the Paragon Agreement, the Company agreed to issue Parapyre an annual equity grant of warrants, on the last business day of each of the years ended December 31, 2023 and December 31, 2024, to purchase 1% of the then outstanding shares of the Company's Common Stock, on a fully diluted basis, during the term of the Paragon Agreement.
Paragon License Agreements
See Note 7 for disclosures related to the License Agreements entered into with Paragon.
Mark McKenna Option Grant
On February 1, 2024, the Board appointed Mark McKenna as a Class I director. Mr. McKenna and the Company are parties to a consulting agreement, pursuant to which Mr. McKenna agreed to continue to provide consulting services as an independent contractor to the Company, with an effective date of August 1, 2023 (the “Vesting Commencement Date”). As compensation for Mr. McKenna’s consulting services, on November 22, 2023, he was granted non-qualified stock options to purchase 477,000 shares of the Company’s Common Stock under the 2016 Plan (as defined in Note 8) with an exercise price of $10.39 per share, which vest as to 25% on the one year anniversary of the Vesting Commencement Date and thereafter vest and become exercisable in 36 equal monthly installments, subject to Mr. McKenna’s continued service to the Company through each applicable vesting date. For the three and six months ended June 30, 2024, the Company recognized $0.2 million and $0.5 million, respectively, in stock-based compensation expense related to Mr. McKenna's consulting agreement. There was no such expense for the three and six months ended June 30, 2023.
9. Convertible Preferred Stock and Stockholders’ Equity
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
As of June 30, 2024, all pre-funded warrants have been exercised and none remain outstanding.

Parapyre Warrants
The Company settled its 2023 obligations under the Parapyre Option Obligation by issuing Parapyre 684,407 warrants to purchase the Company's Common Stock, with a $21.52 per share exercise price for each warrant. Pursuant to the terms of the warrant agreement, the outstanding warrants to purchase shares of Common Stock may not be exercised if the holder’s ownership of the Company’s Common Stock would exceed 4.99%. As of June 30, 2024, none of the warrants issued under the Parapyre Option Obligation have been exercised.
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
Following stockholder approval of the Series A Conversion Proposal, each share of Series A Preferred Stock automatically converted into 40 shares of Common Stock, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (established by the holder between 0.0% and 19.9%) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion. 649,302 shares of Series A Preferred Stock automatically converted to 25,972,080 shares of Common Stock; 437,037 shares of Series A Preferred Stock did not automatically convert and remained outstanding following the conversion. This conversion was recorded as a reclassification between Series A Preferred Stock and Common Stock based on the historical per-share contributed capital amount of the Series A Preferred Stock.
On April 23, 2024, in connection with the April 2024 Exchange, the Stockholder agreed to exchange an aggregate of 90,992 shares of Series A Preferred Stock for an aggregate of 3,639,680 shares of the Company's Common Stock. This exchange was recorded as a reclassification between Series A Preferred Stock and Common Stock based on the historical per-share contributed capital amount, inclusive of any forward-contract valuation adjustments, of the Series A Preferred Stock. Following the April 2024 Exchange, 346,045 shares of Series A Preferred Stock remained outstanding.
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
On May 14, 2024, the Company's stockholders approved the issuance of Common Stock upon the conversion of all issued and outstanding Series B Preferred Stock into shares of Common Stock in accordance with the Nasdaq Stock Market Rules (the "Series B Conversion Proposal"), among other matters, at its 2024 annual meeting of stockholders. As a result of the approval of the Series B Conversion Proposal, all conditions that could have required cash redemption of the Series B Preferred Stock were satisfied. Since the Series B Preferred Stock is no longer redeemable, the associated balances of the Series B Preferred Stock were reclassified from mezzanine equity to permanent equity during the second quarter of 2024.
Following stockholder approval of the Series B Conversion Proposal, each share of Series B Preferred Stock automatically converted into 40 shares of the Common Stock, subject to certain limitations, including that a holder of Series B Preferred Stock is prohibited from converting shares of Series B Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (established by the holder between 0.0% and 19.9%) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion. 254,958 shares of Series B Preferred Stock automatically converted to 10,198,320 shares of Common Stock; 16,667 shares of Series B Preferred Stock did not automatically convert and remain outstanding as of June 30, 2024 due to beneficial ownership limitations. This conversion was recorded as a reclassification between Series B Preferred Stock and Common Stock based on the historical per-share contributed capital amount of the Series B Preferred Stock.
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
As of June 30, 2024, a total of 3,029 shares of Common Stock are subject to options outstanding under the 2015 Plan and will become available under the 2016 Equity Incentive Plan (“2016 Plan”) to the extent the options are forfeited or lapse unexercised.
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
As of June 30, 2024, the 2016 Plan had 7,336,181 shares available for future issuance, of which 3,024,766 shares were subject to outstanding option awards.
2018 Equity Inducement Plan
The 2018 Equity Inducement Plan (“2018 Plan”) became effective in February 2018.
As of June 30, 2024, the 2018 Plan had 6,028,000 shares available for future issuance, of which 5,682,341 shares were subject to outstanding option awards and restricted unit awards.
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
The following table summarizes the Company’s stock awards granted under all equity incentive and inducement plans for each of the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	387,695	$36.42	2,536,697	$7.50	1,432,353	$29.19	2,714,317	$7.75
Parapyre Option Obligation
As of June 30, 2024, the pro-rated estimated fair value of the options to be granted on December 31, 2024 related to the Parapyre Option Obligation, was approximately $6.9 million. For the three and six months ended June 30, 2024, $1.5 million and $6.9 million was recognized as stock compensation expense related to the Parapyre Option Obligation. For the three and six months ended June 30, 2023, $0.2 million was recognized as stock compensation expense related to the Parapyre Option Obligation. As of June 30, 2024, the unamortized expense related to the Parapyre Option Obligation was $7.0 million.
2016 Employee Stock Purchase Plan
Under the Company’s 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company issued and sold 2,330 and 1,793 shares during the six months ended June 30, 2024 and June 30, 2023, respectively. The aggregate cash proceeds were not material for both periods.
Stock-based Compensation Expense
Total stock-based compensation expense recognized from the Company’s equity incentive plans, 2018 Plan, 2016 ESPP and Parapyre Option Obligation during the periods presented was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development (1)	$3,451	$394	$10,308	$1,171
General and administrative	5,231	1,517	12,209	2,449
Total stock-based compensation expense (2)	$8,682	$1,911	$22,517	$3,620

(1) For the three and six months ended June 30, 2024, $1.5 million and $6.9 million, respectively, was recognized as stock compensation expense related to the Parapyre Option Obligation. For the three and six months ended June 30, 2023, $0.2 million was recognized as stock compensation expense related to the Parapyre Option Obligation.
(2) Of the total $8.7 million and $22.5 million of stock-based compensation expense for the three and six months ended June 30, 2024, $0.7 million and $3.8 million, respectively, is related to legacy Aeglea employees and directors who had been terminated as of the end of the respective period. Of the total $1.9 million and $3.6 million of stock-based compensation expense for the three and six months ended June 30, 2023, $1.8 million and $3.5 million, respectively, is related to legacy Aeglea employees and directors who had been terminated as of the end of the period.

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the Company's equity incentive plans, and the shares purchasable under the 2016 ESPP during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock Options Granted
Expected term (in years)	5.92	6.03	6.00	6.03
Expected volatility	104%	117%	105%	115%
Risk-free interest	4.35%	3.98%	4.01%	3.99%
Dividend yield	—	—	—	—

2016 ESPP
Expected term (in years)			0.50	0.49
Expected volatility			98%	181%
Risk-free interest			5.31%	4.99%
Dividend yield			—	—
11. Legacy Strategic License Agreements
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
The milestone payments are contingent on formal reimbursement decisions by national authorities in key European markets and pegzilarginase approval by the FDA, among other events. In addition to the payment previously made to holders of the Company's CVRs (as defined in Note 1) related to the upfront cash proceeds, any contingent milestone payments under the Immedica Agreement, if paid within the CVR period, will be distributed to holders of the Company's CVRs net of expenses and adjustments pursuant to the contingent value rights agreement we entered into with Equiniti Trust Company LLC (f/k/a American Stock Transfer & Trust Company LLC) as rights agent in connection with the Asset Acquisition.
The Company did not recognize any revenue under the Immedica Agreement for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, the Company recognized $0.7 million and $0.9 million, respectively, of development fee revenue in connection with the Immedica Agreement, which was attributable to the PEACE Phase 3 trial and BLA package for pegzilarginase.
For more details on the Immedica Agreement, which was terminated on July 27, 2023, please refer to the Note under Item 1 of Part I, titled "12. Strategic License Agreements" of the Company's Annual Report.
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

The Company did not have any contract assets or liabilities as of June 30, 2024 and December 31, 2023.
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
The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	5,010,436	654,527	4,526,643	557,515
Unvested restricted stock units	79,870	—	71,368	381
Outstanding Parapyre warrants	684,407	—	684,407	—
Series A Preferred Stock (1)	14,801,716	—	16,141,598	—
Series B Preferred Stock (1)	351,655	—	175,828	—
(1) Assumes each share is converted to 40 shares of Common Stock, in accordance with the terms of the respective certificate of designation without regard to any beneficial ownership limitations.
The following is a reconciliation of the shares used as the denominator for the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average Common Stock	45,214,616	2,711,439	40,738,639	2,663,408
Weighted average pre-funded warrants	101,648	1,111,166	175,824	1,133,291
Total basic and diluted weighted average shares	45,316,264	3,822,605	40,914,463	3,796,699

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
As a result, the Company implemented a restructuring plan resulting in an approximate 83% reduction of the Company’s existing headcount by June 30, 2023. The Company recognized restructuring expenses consisting of cash severance payments and other employee-related costs of $6.4 million during the three and six months ended June 30, 2023, respectively. In addition, the Company recognized $1.0 million in non-cash stock-based compensation expense related to the accelerated vesting of stock-based awards for certain employees. The Company recorded these restructuring charges based on each employee’s role to the respective research and development and general and administrative operating expense categories on its condensed consolidated statements of operations and comprehensive loss.
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
All charges related to the restructuring activities were recognized during the second quarter of 2023. No further restructuring charges were incurred under the restructuring plan. A summary of the charges related to the restructuring activities is as follows (in thousands):

	Severance Related Expenses	Stock Compensation Expenses	Loss on Disposal of Long Lived Assets	Lease Asset Impairment	Total Restructuring Costs
Research and development	$3,182	$123	$749	$1,405	$5,459
General and administrative	3,266	870	182	1,175	5,493
Total	$6,448	$993	$931	$2,580	$10,952
As of December 31, 2023, $1.1 million of restructuring costs remained outstanding and unpaid. As of June 30, 2024, there were no remaining liabilities under the restructuring plan described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (this "Quarterly Report") as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report") filed with the Securities and Exchange Commission (the "SEC") on February 29, 2024 and amended on March 1, 2024. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements regarding our expected results, outcomes, and the timing of these results and outcomes, plans, objectives, expectations and intentions. Our actual results and outcomes could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Quarterly Report entitled “Risk Factors.” As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company,” "Aeglea BioTherapeutics, Inc." or “Spyre” refers to Spyre Therapeutics, Inc. and its consolidated subsidiaries, including Spyre Therapeutics, LLC, taken as a whole.
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
Through the Asset Acquisition, we received the option to license certain intellectual property rights related to four research programs (collectively, the "Option"). On July 12, 2023, we exercised the Option with respect to one of these research programs to be granted an exclusive license to all of Paragon's rights, title and interest in and to intellectual property rights, including inventions, patents, sequence information and results, under SPY001, our α4β7 integrin program, to develop and commercialize antibodies and products worldwide in all therapeutics disorders. If this research program is pursued non-provisionally and matures into issued patents, we would expect those patents to expire no earlier than 2044, subject to any disclaimers or extensions. On December 14, 2023, we exercised the Option under the Paragon Agreement to be granted an exclusive license to all of Paragon’s rights, title and interest in and to intellectual property rights, including inventions, patents, sequence information and results, under SPY002, our TL1A program, to develop and commercialize antibodies and products worldwide in all therapeutics disorders. If this research program is pursued non-provisionally and matures into issued patents, we would expect those patents to expire no earlier than 2044, subject to any disclaimers or extensions. The License Agreements pertaining to SPY001 and SPY002 between the Company and Paragon were executed in the second quarter of 2024, based on previously agreed terms. On June 5, 2024, we exercised the Option under the Paragon Agreement to be granted an exclusive license to all of Paragon’s rights, title and interest in and to intellectual property rights, including inventions, patents, sequence information and results, under SPY003, our IL-23 program, to develop and commercialize antibodies and products worldwide solely in inflammatory bowel disease ("IBD") indications. If this research program is pursued non-provisionally and matures into issued patents, we would expect those patents to expire no earlier than 2045, subject to any disclaimers or extensions. Furthermore, as of the date of this Quarterly Report, the Option remains unexercised with respect to the intellectual property rights related to the last remaining research program under the Paragon Agreement, SPY004.
Overview
Following the Asset Acquisition, we have significantly reshaped the business into a clinical stage biotechnology company focused on developing next generation therapeutics for patients living with IBD, including ulcerative colitis ("UC") and Crohn's disease ("CD"). Through the Paragon Agreement, our portfolio of novel and proprietary monoclonal antibody product candidates has the potential to address unmet needs in IBD care by improving efficacy, safety, and/or dosing convenience relative to products currently available or product candidates in development. We have engineered our product candidates with the aim to bind potently and selectively to their target epitopes and to exhibit extended pharmacokinetic half-lives through modifications in the Fc domain, which modifications are designed to increase affinity to human FcRn and increase antibody recycling. We anticipate that half-life extension will enable less frequent administration as compared to marketed or development-stage mAbs that do not incorporate half-life extension modifications. In addition to the development of our product candidates as potential monotherapies, we plan to investigate combinations of our proprietary antibodies in nonclinical studies and clinical trials in order to evaluate whether combination therapy (co-administration or co-formulation of multiple monoclonal antibodies) can lead to greater efficacy, as compared to monotherapies in IBD. We also intend to examine patient selection strategies via complementary diagnostics utilized in our clinical trials to evaluate whether patients may be matched to the optimal therapy based on genetic background and/or other biomarker signatures. We intend to deliver our product candidates through convenient, infrequently self-administered, subcutaneous maintenance injections, although the specific delivery mechanism or technology has not been selected given our early stage.
Our Portfolio
We are advancing a pipeline of monoclonal antibodies (“mAbs”) for the treatment of IBD (UC and CD) and plan to develop patient selection approaches for each of our programs. The following table summarizes the programs that have been exercised to date pursuant to the Paragon Agreement:
We have one other early-stage program, SPY004, a monoclonal antibody that targets a novel mechanism of action ("MOA").
We have nominated development candidates for SPY001, SPY002, and SPY003. We executed the License Agreements with Paragon for SPY001 and SPY002 in the second quarter of 2024. We have exercised our Option to license worldwide rights from Paragon for SPY003 and the license agreement remains under negotiation as of this Quarterly Report. The SPY001 and SPY002 licenses are indication agnostic, and we expect the SPY003 license to be restricted to IBD. We additionally have an exclusive option under the agreement for a discovery stage program targeting a novel MOA that also incorporates half-life extension (SPY004). See the section titled “Paragon Agreement” for more information on the Paragon Agreement, including the Option.
The drug and/or device development process is inherently uncertain, our development approach is unproven, the preclinical evidence that supports our proposed development program is preliminary and limited, and we have not yet completed testing of any product candidate in humans. Notwithstanding our efforts to develop safe and effective monotherapies and combination therapies, there can be no guarantee that we will be able to develop product candidates that will be found to be safe and effective so as to obtain the necessary regulatory approvals to market our product candidates.
For a discussion of the risks associated with our portfolio, see Item 1A, “Risk Factors” included in this Quarterly Report.
SPY001 – anti-α4β7 mAb
Our most advanced product candidate, SPY001, is a highly potent, highly selective, and humanized monoclonal immunoglobulin G1 antibody designed to bind selectively to the α4β7 integrin being developed for the treatment of IBD (UC and CD). The α4β7 integrin is a protein found on the surface of immune cells. This integrin regulates the migration of immune cells to the gut where they contribute to the inflammatory process in IBD. By selectively binding to the α4β7 integrin, SPY001 is designed to prevent the interaction of these immune cells with MAdCAM-1, a molecule expressed on endothelial cells lining the blood vessels in the gut. This interaction is responsible for guiding lymphocytes from the bloodstream into the gut tissue, where they cause inflammation. By blocking the interaction between α4β7 integrin and MAdCAM-1, SPY001 aims to reduce the recruitment of lymphocytes to the gut, leading to a decrease in inflammation. Since it specifically targets the gut immune system, SPY001 is designed to minimize systemic immunosuppressive effects unrelated to IBD pathology.
SPY001 is being developed by us following exclusively licensing the program from our research partners at Paragon. Prior to the closing of the Asset Acquisition, Paragon had sole leadership in conducting in vitro and in vivo studies for SPY001 clones, including the potency, selectivity, and non-human primate ("NHP") PK data supporting development candidate nomination for the SPY001 program. Following the closing of the Asset Acquisition and the exercise of the Option with respect to the SPY001 program, Spyre and Paragon established a Joint Development Committee (“JDC”) comprised of two employees from Spyre and two employees from Paragon and jointly directed research and development work, for SPY001 and SPY002, with Spyre having final decision rights on the budget for any research program. Since the time that we executed exclusive licenses with Paragon for each of the SPY001 and SPY002 programs, Spyre has taken on sole development responsibility. Additionally, the JDC continues to be the decision-making body for SPY003 and SPY004 prior to the execution of license agreements for each of these programs.
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
The 28-day GLP toxicity study in NHPs (n=42) for SPY001 was completed with the highest dose level tested determined as the no-observed-adverse-effect-level. The Company initiated a first-in-human ("FIH") Phase 1 trial for SPY001 in June 2024. The SPY001 Phase 1 trial is a double blind, placebo-controlled trial in healthy volunteers and consists of a single-ascending dose (SAD) component and a multi-ascending dose (MAD) component. The trial is expected to enroll approximately 48 healthy adult participants into four SAD cohorts and two MAD cohorts. The primary endpoint is safety, with pharmacokinetics (PK) and Anti-drug Antibodies (ADA) serving as secondary endpoints. We expect interim safety and PK data from this trial by year-end 2024. If successful, SPY001 would then advance to Phase 2 clinical trials and, pending further success, Phase 3 clinical trials to support global regulatory submissions and commercial approval.

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
SPY002 preclinical characterization studies were conducted in-house with support from third party vendors. Our extensive discovery campaign has identified two lead candidates which bind TL1A monomers and trimers and have subnanomolar potency in cellular assays (see Figure 3, n=4 replicates per group per study, studies completed in fourth quarter of 2023 and first quarter of 2024). The candidates also exhibited extended pharmacokinetic half-lives of greater than two to three-fold relative to competitor molecules in clinical development that do not incorporate half-life extending modifications, based on head-to-head preclinical studies in NHPs (see Figure 4, n=5 per group, studies completed in fourth quarter of 2023 and first quarter of 2024). SPY002 candidates are currently progressing through IND-enabling studies (CMC scale-up ongoing) and we expect to submit an IND or equivalent foreign regulatory submission and enter a Phase 1 FIH trial in healthy volunteers in the second half of 2024, with one or both of our SPY002 candidates pending additional preclinical data and pending health agency approval. Interim data from the Phase 1 healthy volunteer trial are expected in the first half of 2025. If successful, one SPY002 candidate would then advance to Phase 2 clinical trials and, pending further success, Phase 3 clinical trials to support global regulatory submissions and commercial approval.
Figure 3. Inhibition of TL1-A induced TF-1 cell apoptosis (left) and IFNγ secretion in primary human whole blood 1 donor of 4 donors profiled (right).

Figure 4. Pharmacokinetic concentration-time curves of SPY002 candidates compared to competing anti-TL1A molecules in non-human primates.
SPY003 – anti-IL-23 mAb
SPY003 is a discovery-stage program focused on designing antibodies to bind to Interleukin 23 (“IL-23”) and incorporates half-life extending modifications. IL-23 is a cytokine that is produced by immune cells and is involved in immune response regulation. IL-23 promotes the survival, expansion, and activity of Th17 cells. Th17 cells produce inflammatory cytokines, such as IL-17, which contribute to the inflammation seen in IBD. IL-23 also helps in the recruitment and activation of other immune cells, such as neutrophils, which further contribute to tissue damage in the gut. We exercised our Option to acquire intellectual property rights for the SPY003 program pursuant to the Paragon Agreement and completed our SPY003 candidate selection process in June 2024. We expect to move into IND-enabling studies in the second half of 2024 and initiate FIH trials in the first half of 2025. We expect the license agreement, which is still being negotiated with Paragon, to be restricted to IBD.
SPY004 – novel MOA mAb
SPY004 has an undisclosed novel MOA and incorporates half-life extension modifications. Upon development candidate nomination, we intend to exercise our Option to acquire intellectual property rights for the SPY004 program pursuant to the Paragon Agreement.
SPY120 - combination, anti-α4β7 and anti-TL1A mAbs
SPY120 combines SPY001 (anti-α4β7) and SPY002 (anti-TL1A) antibodies, pairing two mechanisms studied in third-party clinical trials targeting non-overlapping sites of action. We are currently evaluating SPY120 in nonclinical studies, and plan to initiate combination toxicology studies in 2024. Subject to regulatory feedback, we intend to initiate clinical trials in 2025 that will include SPY120.
SPY130 - combination anti-α4β7 and anti-IL-23 mAbs
SPY130 combines SPY001 (anti-α4ß7) and SPY003 (anti-IL-23) antibodies, pairing two commercially validated mechanisms targeting non-overlapping sites of action. We are currently evaluating SPY130 in nonclinical studies and plan to initiate combination toxicology studies in 2025. Subject to regulatory feedback, we intend to initiate clinical trials in 2025 that will include SPY130.

SPY230 – combination anti-TL1A and anti-IL-23 mAbs
SPY230 combines SPY002 (anti-TL1A) and SPY003 (anti-IL-23) antibodies, pairing two complementary mechanisms of action with potential to address overlapping and non-overlapping triggers of inflammation. We are currently evaluating SPY230 in nonclinical studies and plan to initiate combination toxicology studies in 2025. Subject to regulatory feedback, we intend to initiate clinical trials in 2025 that will include SPY230.
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
For the three and six months ended June 30, 2024, we recognized $9.4 million, in Research and development expenses that are due to Paragon under the Paragon Agreement. As of June 30, 2024, $10.6 million was unpaid and owed to Paragon under the Paragon Agreement.
On July 12, 2023, December 14, 2023, and June 5, 2024, we exercised our Option available under the Paragon Agreement with respect to the SPY001, SPY002, and SPY003 research programs, respectively, and we entered into the SPY001 License Agreement and the SPY002 License Agreement on May 14, 2024. We are negotiating a license agreement with respect to SPY003 as of the date of this Quarterly Report. Our Option available under the Paragon Agreement with respect to the SPY004 program remains unexercised.
Following the execution of each of the SPY001 License Agreement and SPY002 License Agreement, we became obligated to pay Paragon up to $22.0 million upon the achievement of specific development, regulatory and clinical milestones for the first product under each agreement, respectively, that achieves such specified milestones. Pursuant to the SPY001 License Agreement, we recognized $4.0 million of license milestone expense during the three and six months ended June 30, 2024, inclusive of a $1.5 million fee for the nomination of a development candidate and $2.5 million upon the first dosing of a human subject in a Phase 1 trial. Pursant to the SPY002 License Agreement, we recognized $1.5 million of milestone expense payable to Paragon during the three and six months ended June 30, 2024, for the nomination of a development candidate, and we expect to recognize an additional $2.5 million of license milestone expense payable to Paragon upon the first dosing of a human subject in a Phase 1 trial. As of June 30, 2024, there was a $2.5 million outstanding liability related to recognized license milestone payments included in Related party accounts payable and other current liabilities. With respect to the SPY002 License Agreement only, on a product by product basis, the Company will pay sublicensing fees of up to approximately $20 million upon the achievement of mostly commercial milestones. With respect to the SPY003 research program and, subject to the execution of the Option, with respect to the SPY004 research program, we expect to be obligated to make similar payments upon and following the execution of license agreements with respect to these research programs, respectively.

Corporate Developments
Board Changes
On February 1, 2024, Alison Lawton resigned from the Board and the Board appointed Mark McKenna as a Class I director. Mr. McKenna and the Company are parties to a consulting agreement, pursuant to which Mr. McKenna agreed to continue to provide consulting services as an independent contractor to the Company, with an effective date of August 1, 2023 (the “Vesting Commencement Date”). As compensation for Mr. McKenna’s consulting services, on November 22, 2023, he was granted non-qualified stock options to purchase 477,000 shares of the Company’s Common Stock under the Company's 2016 Plan with an exercise price of $10.39 per share, which vest as to 25% on the one year anniversary of the Vesting Commencement Date and thereafter vest and become exercisable in 36 equal monthly installments, subject to Mr. McKenna’s continued service to the Company through each applicable vesting date.
On May 14, 2024, the Board appointed Sandra Milligan, M.D., J.D. as a Class III director of the Company and as a member of the Board’s compensation committee and nominating and corporate governance committee. Dr. Milligan will receive cash compensation in accordance with the Company’s non-employee director cash and equity compensation program. In connection with her appointment Dr. Milligan was granted an option to purchase 21,980 shares of Common Stock, with an exercise price per share of $39.29 and a 10-year term. This option will vest and become exercisable in 36 equal monthly installments beginning on the date of the grant until such time as the option is 100% vested, subject to Dr. Milligan’s continued service to the Company through each applicable vesting date. In addition to Dr. Milligan's appointment, Jeffrey Albers succeeded Russell Cox, whose term ended, as Chairman of the Board of Directors.
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
April 2024 Exchange
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
Stockholder Approval of Series B Conversion
On May 14, 2024, the Company's stockholders approved the conversion of the Company's Series B Preferred Stock to Common Stock and such shares of Series B Preferred Stock were subsequently converted to Common Stock, subject to beneficial ownership limitations, in accordance with the Series B Certificate of Designation. 254,958 shares of Series B Preferred Stock automatically converted to 10,198,320 shares of Common Stock; 16,667 shares of Series B Preferred Stock did not automatically convert and remain outstanding as of June 30, 2024 due to beneficial ownership limitations.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets, liabilities and equity and the amount of revenues and expenses, which are not readily apparent from other sources. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ materially from these estimates under different assumptions or conditions.
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
Other than the policy noted below, there have been no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in "Management’s Discussion and Analysis of Financial Condition and Operations" included in our Annual Report.
License Agreements Contingent Milestone Payments
The Company’s license agreements include specific development, regulatory, and clinical milestone payments that are payable upon the resolution of a contingency, such as upon the selection of a development candidate, first dosing of a human patient in clinical trials or receipt of the Food Drug and Administration’s (“FDA”) approval of a Spyre drug. The achievement of these milestone payments involves many factors outside of the Company’s control and therefore the associated likelihood can therefore not be considered probable until the related contingency is resolved. Based on the preceding, the Company accrues each milestone payment upon the achievement of the applicable milestone event.

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		Dollar Change	% Change
	2024	2023

	(in thousands)
Revenue:
Development fee and royalty	$—	$688	$(688)	(100)%
Total revenue	—	688	(688)	(100)%

Operating expenses:
Research and development	32,636	17,386	15,250	88%
General and administrative	11,511	12,062	(551)	(5)%
Acquired in-process research and development	—	130,486	(130,486)	*
Total operating expenses	44,147	159,934	(115,787)	*
Loss from operations	(44,147)	(159,246)	(115,099)	*

Other income (expense):
Interest income	5,920	350	5,570	*
Change in fair value of forward contract liability	—	(58,170)	(58,170)	*
Other expense, net	(610)	(8)	602	*
Total other income (expense)	5,310	(57,828)	(63,138)
Loss before income tax expense	(38,837)	(217,074)	(178,237)	*
Income tax (expense) benefit	—	(7)	(7)	*
Net loss	$(38,837)	$(217,081)	$(178,244)	*
__________________________________
*Percentage not meaningful
Development Fee and Royalty Revenue. For the three months ended June 30, 2024, we did not recognize any revenue in connection with our now terminated exclusive license and supply agreement with Immedica Pharma AB, dated March 21, 2021 (the "Immedica Agreement"). For the three months ended June 30, 2023, we recognized $0.7 million of development fee revenue in connection with the Immedica Agreement, which was attributable to the drug supply and royalties from an early access program in France.
Research and Development Expenses. Research and development expenses increased by $15.2 million, or 88%, to $32.6 million for the three months ended June 30, 2024, from $17.4 million for the three months ended June 30, 2023. The increase was primarily driven by $25.5 million of preclinical and clinical development and manufacturing costs associated with advancing our IBD pipeline, partially offset by a $11.6 million decrease in costs related to the Company's legacy rare disease pipeline.
External research and development expenses include costs associated with third parties contracted to conduct research and development activities on behalf of the Company, including through Paragon, CROs, CMOs, and third-party laboratories. For the three months ended June 30, 2024 and June 30, 2023, external research and development costs were $27.8 million and $10.4 million, respectively. The increase was primarily due to increased costs associated with our IBD pipeline candidates, partially offset by decreased costs related to the Company's legacy rare disease pipeline.

    Internal research and development expenses include compensation and related costs associated with our research and development employees, as well as costs associated with the Company's on-premises research laboratory. For the three months ended June 30, 2024 and June 30, 2023, internal research and development costs accounted for $4.9 million and $7.0 million, respectively. The decrease was primarily due to decreased costs associated with our on-premises research laboratory that was decommissioned, including the elimination of related internal roles, in the first half of 2023, partially offset by increased costs associated with our IBD pipeline candidates.
General and Administrative Expenses. General and administrative expenses decreased by $0.6 million, or 5%, to $11.5 million for the three months ended June 30, 2024, from $12.1 million for the three months ended June 30, 2023. The decrease was primarily attributable to a $5.5 million decrease in restructuring costs, partially offset by a $4.6 million increase in non-cash stock based compensation expenses.
Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses were $130.5 million for the three months ended June 30, 2023, as the acquisition of Pre-Merger Spyre was determined by management to be an asset acquisition, in accordance with U.S. GAAP as the product candidates were determined to have no alternative future use. There was no similar expense during the three months ended June 30, 2024.
Interest Income. Interest income was $5.9 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively. The increase was primarily due to higher investment balances.
Change in Fair Value of Forward Contract Liability. Non-cash expenses associated with the change in fair value of the forward contract liability were $58.2 million for the three months ended June 30, 2023. This expense was due to the change in fair value of the underlying Series A Preferred Stock between June 22, 2023 and June 30, 2023. There was no similar expense during the three months ended June 30, 2024.
Other expense, net. Other expense, net for the three months ended June 30, 2024, totaled $0.6 million primarily driven by a $0.5 million change in fair value of the contingent value right liability. There was no change in fair value of the contingent value right liability expense during the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,		Dollar Change	% Change
	2024	2023

	(dollars in thousands)
Revenue:
Development fee and royalty	$—	$886	$(886)	(100)%
Total revenue	—	886	(886)	(100)%

Operating expenses (income):
Research and development	67,564	31,162	36,402	117%
General and administrative	24,357	17,290	7,067	41%
Acquired in-process research and development	—	130,486	(130,486)	*
Total operating expenses	91,921	178,938	(87,017)	*
Loss from operations	(91,921)	(178,052)	(86,131)	*

Other income (expense):
Interest income	10,352	770	9,582	*
Change in fair value of forward contract liability	—	(58,170)	(58,170)	*
Other expense, net	(1,093)	(80)	1,013	*
Total other income (expense)	9,259	(57,480)	(66,739)	*
Loss before income tax expense	(82,662)	(235,532)	(152,870)	*
Income tax expense (benefit)	(32)	29	61	*
Net loss	$(82,694)	$(235,503)	$(152,809)	*
__________________________________
*Percentage not meaningful
Development Fee and Royalty Revenue. For the six months ended June 30, 2024, we did not recognize any revenue in connection with the Immedica Agreement. For the six months ended June 30, 2023, we recognized $0.9 million of development fee revenue in connection with the Immedica Agreement, which was attributable to the PEACE Phase 3 trial and drug supply and royalties from an early access program in France.
Research and Development Expenses. Research and development expenses increased by $36.4 million, or 117%, to $67.6 million for the six months ended June 30, 2024, from $31.2 million for the six months ended June 30, 2023. The increase was primarily driven by $67.0 million of preclinical and clinical development and manufacturing costs associated with advancing our IBD pipeline, inclusive of $6.8 million in stock based compensation expense associated with the Parapyre Option Obligation, partially offset by a $30.6 million decrease in costs related to the Company's legacy rare disease pipeline.
External research and development expenses include costs associated with third parties contracted to conduct research and development activities on behalf of the Company, including through Paragon, CROs, CMOs, and third-party laboratories. For the six months ended June 30, 2024 and June 30, 2023, external research and development costs accounted for $59.1 million and $18.6 million, respectively. The increase was primarily due to increased costs associated with our IBD pipeline candidates and stock compensation expense related to the Parapyre Option Obligation, partially offset by decreased costs related to the Company's legacy rare disease pipeline.
Internal research and development expenses include compensation and related costs associated with our research and development employees, as well as costs associated with the Company's on-premises research laboratory. For the six months ended June 30, 2024 and 2023, internal research and development costs accounted for $8.5 million and $12.5 million, respectively. The decrease was primarily due to decreased costs associated with our on-premises research laboratory that was decommissioned, including the elimination of related internal roles, in the first half of 2023, partially offset by an increase in costs associated with advancing our IBD pipeline candidates.
General and Administrative Expenses. General and administrative expenses increased by $7.1 million, or 41%, to $24.4 million for the six months ended June 30, 2024, from $17.3 million for the six months ended June 30, 2023. The increase was primarily due to a $10.8 million increase in stock-based compensation expense, inclusive of a $2.9 million acceleration expense related to legacy Aeglea officers and directors, and a $1.9 million increase in professional service fees primarily related to transaction support, partially offset by a $5.5 million decrease in restructuring costs.
Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses were $130.5 million for the six months ended June 30, 2023, as the acquisition of Pre-Merger Spyre was determined by management to be an asset acquisition, in accordance with U.S. GAAP as the product candidates were determined to have no alternative future use. There was no similar expense during the six months ended June 30, 2024.
Interest Income. Interest income was $10.4 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively. The increase was primarily due to higher investment balances.
Change in Fair Value of Forward Contract Liability. Non-cash expenses associated with the change in fair value of the forward contract liability were $58.2 million for the six months ended June 30, 2023. This expense was due to the change in fair value of the underlying Series A Preferred Stock between June 22, 2023 and June 30, 2023. There was no similar expense during the six months ended June 30, 2024.
Other expense, net. Other expense, net for the six months ended June 30, 2024 and 2023, totaled $1.1 million and $0.1 million, respectively. The increase in other expense, net was primarily driven by a $0.9 million change in fair value of the contingent value right liability.

Liquidity and Capital Resources
We are a clinical stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated operating losses since our inception and have not generated any revenue from the commercial sale of any products. There can be no assurance that profitable operations will ever be achieved, and, if achieved, whether profitability can be sustained on a continuing basis.
Since our inception and through June 30, 2024, we have funded our operations by raising an aggregate of approximately $1.1 billion of gross proceeds from the sale and issuance of convertible preferred stock and common stock, pre-funded warrants, the collection of grant proceeds, and the licensing of our product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East. As of June 30, 2024, we had an accumulated deficit of $847.1 million.
Our primary use of cash is to fund the development of our product candidates, and advance our pipeline. This includes both the research and development costs and the general and administrative expenses required to support those operations. Since we are a clinical stage biotechnology company, we have incurred significant operating losses since our inception and we anticipate such losses, in absolute dollar terms, to increase as we continue to pursue clinical development of our product candidates, prepare for the potential commercialization of our product candidates, and expand our development efforts in our pipeline of nonclinical candidates. Based on current operating plans, we have sufficient resources to fund operations for at least one year from the issuance date of the financial statements included in this Quarterly Report with existing cash, cash equivalents, and marketable securities. We will need to secure additional financing in the future to fund additional research and development, and before a commercial drug can be produced, marketed and sold. If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(90,790)	$(34,277)
Investing activities	(225,481)	24,510
Financing activities	172,525	210,002
Effect of exchange rate on cash, cash equivalents, and restricted cash	(4)	24
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(143,750)	$200,259
Cash Used in Operating Activities
Cash used in operating activities for the six months ended June 30, 2024 was $90.8 million and reflected a net loss of $82.7 million, a $25.7 million decrease in net operating assets and liabilities driven by timing of payments to vendors, and $6.0 million in net accretion of discount on marketable securities, partially offset by stock-based compensation of $22.5 million.
Cash used in operating activities for the six months ended June 30, 2023 was $34.3 million and reflected a net loss of $235.5 million. Our net loss was offset in part by non-cash expenses of $130.5 million for acquired IPR&D, $58.2 million change in fair value of forward contract liability, $3.6 million for stock-based compensation, $2.6 million loss on disposal of long-lived assets, $1.0 million for depreciation and amortization, and $0.9 million loss on lease abandonment. The net change in operating assets and liabilities of $4.6 million primarily related to the continuing wind down of legacy operations.
Cash (Used in) Provided by Investing Activities
Cash used in investing activities for the six months ended June 30, 2024 was $225.5 million and primarily consisted of $331.1 million in purchases of marketable securities, partially offset by $105.6 million in maturities and sales of marketable securities.
Cash provided by investing activities for the six months ended June 30, 2023, was $24.5 million and consisted of $21.0 million in maturities and sales of marketable securities and $3.0 million cash assumed from the Asset Acquisition.
Cash Provided by Financing Activities
Cash provided by financing activities for the six months ended June 30, 2024 was $172.5 million, which primarily consisted of the net proceeds from the issuance of the Series B Preferred Stock in the March 2024

PIPE of $169.1 million and $4.9 million from proceeds from stock option exercises and sales of Common Stock under our 2016 Employee Stock Purchase Plan and the exercise of pre-funded warrants.
Cash provided by financing activities for the six months ended June 30, 2023, was $210.0 million, which primarily consisted of the gross proceeds from the issuance of the Series A Preferred Stock in the June 2023 PIPE.
Contingent contractual obligations
Through the Asset Acquisition, we received the Option to license certain intellectual property rights related to four research programs. The exercise of the Option allows for us to enter into an exclusive license agreement with Paragon for the respective research program. Thus far we have exercised the Option with respect to SPY001, SPY002, and SPY003, and we have entered into license agreements for SPY001 and SPY002. On June 5, 2024, we exercised the Option with respect to the SPY003 research program and, as of the date of this Quarterly Report, are negotiating a license agreement. Upon license execution, we expect to be obligated to pay Paragon up to $22.0 million based on specific development, regulatory and clinical milestones for the SPY003 research program. As of June 30, 2024, none of the $22.0 million obligation was accrued for, because the SPY003 license agreement is currently being negotiated. As of the date of the filing of this Quarterly Report, the Option remains unexercised with respect to the one remaining research program, SPY004, under the Paragon Agreement. Should the Option for SPY004 be exercised and upon entry into a license agreement with respect to SPY004, we expect to be obligated to pay Paragon up to an additional $22.0 million based on certain development, regulatory and clinical milestones.
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
As of June 30, 2024, we held $426.3 in cash, cash equivalents, marketable securities, and restricted cash, predominately all of which was denominated in U.S. dollars, and consisted primarily of investments in money market funds, commercial paper, U.S. government obligations, and corporate bonds.
We are also exposed to market risk related to changes in foreign currency exchange rates as a result of our entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. For the three months ended June 30, 2024, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures, as of June 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our Common Stock involves a high degree of risk. Before you decide to invest in our common stock, you should consider carefully the risks described below, together with the other information contained in this Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed financial statements and related notes. We believe the risks described below are the risks that are material to us as of the date of this Quarterly Report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our Common Stock could decline, and you may lose all or part of your investment.
Risk Factor Summary
    Below is a summary of the material risks to our business, our operations and an investment in our common stock. This summary does not address all of the risks that we face. Risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Quarterly Report in its entirety before making investment decisions regarding our common stock.
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
•Our programs are in clinical and nonclinical stages of development and may fail or suffer delays.
•We are substantially dependent on the success of the SPY001,SPY002 and SPY003 programs.
•We may fail to achieve our projected development goals in the time frames we announce and expect.
•Any drug delivery device used may have its own regulatory development, supply, and other risks.
•We may not be successful in building a pipeline of product candidates with commercial value.
•Our studies and trials may be insufficient to support regulatory approval of any of our product candidates.
•We have limited experience in developing and commercializing diagnostics.
•Additional time may be required to obtain regulatory approval for our product candidates and future product candidates because of their status as combination products.
•If we are not successful in discovering, developing and commercializing our investigational products to achieve superior outcomes relative to the use of monotherapies or other combination therapies, our ability to achieve our strategic objectives would likely be impaired.
•Development of combination therapies may present more or different challenges than other therapies.
•We may encounter difficulties enrolling participants in our future clinical trials.
•Preliminary or “topline” data from our clinical trials may change as more data becomes available.

•Our current or future clinical trials may reveal significant adverse events or undesirable side effects.
•We may fail to capitalize on more profitable or potentially successful product candidates.
•Our current or future products may not achieve regulatory approval, market acceptance or commercial success.
•Some of our programs may compete with our other programs.
•The FDA may not accept data from clinical trials we conduct at sites outside the United States.
Risks Related to Government Regulation
•FDA and comparable foreign regulatory approval processes are lengthy and time-consuming and we may not be able to obtain or may be delayed in obtaining regulatory approvals for our product candidates.
•We may not be able to meet requirements for chemistry, manufacturing and control of our programs.
•Our product candidates may face competition sooner than anticipated based on rules and regulations that may apply or government decisions with respect to our intellectual property.
•Even if we receive regulatory approval, we will be subject to extensive ongoing regulatory obligations.
•We may face difficulties from healthcare and other legislative reform measures.
•Our operations and arrangements with third-parties are subject to healthcare regulatory laws.
•We may be unable to offer products at competitive prices due to unfavorable regulations and/or policies.
•We may face criminal liability or other consequences if we violate U.S. and foreign trade regulations.
•Foreign governments may impose strict price controls, which may adversely affect our potential revenue.
•Any accelerated review designations we may pursue may not hasten development or regulatory review.
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
•Our patent protection could be reduced or eliminated for non-compliance with legal requirements.
•We may fail to identify or interpret relevant third-party patents.
•We may become subject to claims challenging the inventorship or ownership of our intellectual property.
•Patent terms may be inadequate to protect our competitive position of our programs.
•Our technology licensed from various third-parties may be subject to retained rights.
Risks Related to Our Reliance on Third-Parties
•We may fail to maintain collaborations and licensing arrangements with third-parties that we rely on.
•Third-parties we rely on for the execution of nonclinical studies and clinical trials may fail to carry out their contractual duties.
•We may be unable to use third-party manufacturing sites, our third-party manufacturers may encounter difficulties in production or we may need to switch or create third-party manufacturer redundancies.
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
•We may fail to comply with privacy and data security regulations despite compliance efforts.

•We may fail to comply with environmental, health and safety laws and regulations.
•We may be subject to adverse legislative or regulatory tax changes.
•We may fail to realize the benefits of our business or product acquisitions or our strategic alliances.
Risks Related to Our Common Stock
•The market price of our common stock has historically been volatile and may drop in the future.
•Our certificate of incorporation, Delaware law and certain contracts include anti-takeover provisions.
•We do not anticipate paying any dividends in the foreseeable future.
•Future sales of shares by existing stockholders could cause our stock price to decline.
•Future sales and issuances of equity and debt could result in additional dilution to our stockholders.
•Our principal stockholders own a significant percentage of our stock.
General Risk Factors
•We may become exposed to costly and damaging liability claims and our product liability insurance may not cover all damages from such claims.
•Litigation costs and the outcome of litigation could have a material adverse effect on our business.
•We may fail to maintain proper and effective internal controls.
•Our business could be adversely affected by macroeconomic conditions.
Risks Related to Our Financial Condition and Capital Requirements
We will need to raise additional capital, and if we are unable to do so when needed, we will not be able to continue as a going concern.
As of June 30, 2024, we had $426.3 million of cash, cash equivalents, marketable securities, and restricted cash. We will need to raise additional capital to continue to fund our operations and service our debt obligations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
Developing our product candidates requires a substantial amount of capital. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through clinical trials. We will need to raise additional capital to fund our operations and such funding may not be available to us on acceptable terms, or at all, and such funding may become even more difficult to obtain due to rising interest rates and the current downturn in the U.S. capital markets and the biotechnology sector in general. Competition for additional capital among biotechnology companies may be particularly intense during economic downturns. We may be unable to raise capital through public offerings of our common stock and may need to turn to alternative financing arrangements. Such arrangements, if we pursue them, could involve issuances of one or more types of securities, including common stock, Preferred Stock, convertible debt, warrants to acquire common stock or other securities. These securities could be issued at or below the then prevailing market price for our common stock. In addition, if we issue debt securities, the holders of the debt would have a claim to our assets that would be superior to the rights of stockholders until the principal, accrued and unpaid interest and any premium or make-whole has been paid. Interest on any newly-issued debt securities and/or newly-incurred borrowings would increase our operating costs and reduce our net income (or increase our net loss), and these impacts may be material. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be materially and adversely affected.
We do not currently have any products approved for sale and do not generate any revenue from product sales. Accordingly, we expect to rely primarily on equity and/or debt financings to fund our continued operations. Our ability to raise additional funds will depend, in part, on the success of our nonclinical studies and clinical trials and other product development activities, regulatory events, our ability to identify and enter into licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. There can be no assurances that sufficient funds will be available to us when required or on acceptable terms, if at all.

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
•pursue the sale of our company to a third-party at a price that may result in a loss on investment for our stockholders; or
•file for bankruptcy or cease operations altogether (and face any related legal proceedings).
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
•manufacturing product candidates and establishing and maintaining supply and manufacturing relationships with third-parties that are commercially feasible, meet regulatory requirements and our supply needs in sufficient quantities to meet market demand for our product candidates, if approved;
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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by regulatory authorities to perform clinical and other studies in addition to those that we anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations. Portions of the research programs with respect to which we have signed a license agreement, exercised the Option to acquire intellectual property license rights to or have the Option to acquire intellectual property license rights to pursuant to the Paragon Agreement may be in-licensed from third-parties, which make the commercial sale of such in-licensed products potentially subject to additional royalty and milestone payments to such third-parties. We will also have to develop or acquire manufacturing capabilities or continue to contract with contract manufacturers in order to continue development and potential commercialization of our product candidates. For instance, if the costs of manufacturing our drug product are not commercially feasible, we will need to develop or procure our drug product in a commercially feasible manner in order to successfully commercialize a future approved product, if any. Additionally, if we are not able to generate revenue from the sale of any approved products, we may never become profitable.
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
We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including conducting nonclinical and clinical development of the legacy rare disease clinical trials conducted by us prior to the Asset Acquisition and the nonclinical and clinical development of our current IBD pipeline, and providing general and administrative support for our operations. To date, we have funded our operations primarily from the sale and issuance of convertible preferred and common equity securities, pre-funded warrants, the collection of grant proceeds, and the licensing of our product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect our losses to increase as our product candidates enter more advanced clinical trials. It may be several years, if ever, before we complete pivotal clinical trials or have a product candidate approved for commercialization. We expect to invest significant funds into the research and development of our current product candidates to determine the potential to advance these product candidates to regulatory approval.
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
•continue the nonclinical and clinical development of our product candidates;
•continue efforts to discover and develop new product candidates;
•continue the manufacturing of our product candidates or increase volumes manufactured by third-parties;
•advance our product candidates into larger, more expensive clinical trials;
•initiate additional nonclinical studies or clinical trials for our product candidates;
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
If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third-parties, we may be required to relinquish valuable rights to our research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements with third-parties when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to third-parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. For instance, in March 2024, we sold an aggregate of 121,625 shares of our Series B Preferred Stock in the March 2024 PIPE to the March 2024 Investors for gross proceeds of approximately $180.0 million. Subject to certain beneficial ownership limitations set by each holder of Series B Preferred Stock, each share of Series B Preferred Stock is convertible into an aggregate of 40 shares of our common stock. Following stockholder approval of the Series B Conversion Proposal, 254,958 shares of Series B Preferred Stock automatically converted to 10,198,320 shares of Common Stock; 16,667 shares of Series B

Preferred Stock did not automatically convert and remain outstanding as of June 30, 2024 due to beneficial ownership limitations.
Debt financing, if available, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends. If we raise additional funds through strategic collaborations or licensing arrangements with third-parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us. We cannot be assured that we will be able to obtain additional funding if and when necessary to fund our entire portfolio of product candidates to meet our projected plans. If we are unable to obtain funding on a timely basis, we may be required to delay or discontinue one or more of our development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially harm our business, financial condition, and results of operations.
Risks Related to Discovery, Development and Commercialization
We face competition from entities that have developed or may develop programs for the diseases addressed by our product candidates.
The development and commercialization of drugs is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as academic institutions, governmental agencies, and public and private research institutions, among others. Many of the companies with which we are currently competing or will complete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical testing, clinical trial conduct, regulatory approvals, and marketing than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, recruiting participants for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our product candidates.
Our competitors have developed, are developing or will develop programs and processes competitive with our programs and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments. Our success will depend partially on our ability to develop and commercialize products that have a competitive safety, efficacy, dosing and/or presentation profile. Our commercial opportunity and success will be reduced or eliminated if competing products are safer, more effective, have a more attractive dosing profile or presentation or are less expensive than the products we develop, or if our competitors develop competing products or if biosimilars enter the market more quickly than we do and are able to gain market acceptance. See the section titled “Business – Competition” in our Annual Report on Form 10-K for more discussion about our competitors.
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
Our product candidates are in clinical and nonclinical stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we or our current or future collaborators are unable to complete development of, or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
We have no products on the market, and all of our product candidates are in clinical or nonclinical stages of development and we have not completed any clinical trials. As a result, we expect it will be many years before we commercialize any product candidate, if ever. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our product candidates, either alone or with third-parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have not yet demonstrated our ability to complete any clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive nonclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our programs and future product candidates.
We or our collaborators may experience delays in initiating or completing nonclinical or clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, any current or future nonclinical and clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our current product candidates or any future product candidates, including:
•regulators, such as the FDA, or ethics committees (“ECs”)/institutional review boards (“IRBs”) may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations (“CROs”), the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•clinical trial sites deviating from trial protocol or dropping out of a trial;
•clinical trials of any product candidates may fail to show safety or efficacy, produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional nonclinical studies or clinical trials or we may decide to abandon product development programs;
•the number of subjects required for clinical trials of any product candidates may be larger than we anticipate and enrollment in these clinical trials may be slower than we anticipate or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
•we may elect to, or regulators, ECs/IRBs may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;
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
•our failure to establish an appropriate safety profile for a product candidate based on clinical or nonclinical data for such product candidates as well as data emerging from other therapies in the same class as our product candidates; and
•the FDA or other regulatory authorities may require us to submit additional data such as long-term toxicology studies, additional clinical data or additional manufacturing data or impose other requirements before permitting us to initiate clinical trials or approving any or providing marketing approval/ commercial sales.
Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND or similar application and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional nonclinical studies or we are required to satisfy other

FDA requests prior to commencing future clinical trials, the start of such clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any future clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional nonclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the EU.
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
We are substantially dependent on the success of our three most advanced programs, SPY001, SPY002 and SPY003 and our current and planned clinical trials of such programs may not be successful.
Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our three most advanced programs, SPY001, SPY002 and SPY003. We exercised our Option with respect to the SPY001, SPY002 and SPY003 programs on July 12, 2023, December 14, 2023, and June 5, 2024, respectively. Additionally, in May 2024, we signed license agreements with Paragon Therapeutics, Inc. for rights to royalty-bearing, world-wide, exclusive licenses to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting α4ß7 integrin (SPY001 program) and TL1A (SPY002 program) and are negotiating a license agreement with Paragon for our products targeting IL-23 (SPY003 program). We are investing a majority of our efforts and financial resources into the research and development of these programs. We initiated a Phase 1 clinical trial in healthy volunteers of SPY001 and announced the dosing of our first participant in June 2024. We anticipate initiating Phase 1 clinical trials in healthy volunteers of SPY002 in the second half of 2024 and a Phase 1 clinical trial in healthy volunteers of SPY003 in the first half of 2025, each subject to the filing of an IND or foreign equivalent and regulatory approval. The success of our programs is dependent on observing a longer half-life of our product candidates in humans and comparable or better safety and efficacy profiles than other mAbs currently marketed and in development. We believe this longer half-life has the potential to result in a more favorable dosing schedule for our product candidates, assuming they successfully complete clinical development and obtain marketing approval. This is based in part on the assumption that the longer half-life we have observed in non-human primates (“NHPs”) will translate into an extended half-life of our product candidates in humans. To the extent we do not observe this extended half-life with favorable safety and efficacy profiles when we dose humans with our product candidates, it would significantly and adversely affect the clinical and commercial potential of our product candidates.
Our programs will require additional clinical development, evaluation of clinical, nonclinical and manufacturing activities, product development, marketing approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote these programs, or any other programs, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.
The success of our product candidates will depend on a variety of factors. We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any current or future collaborator. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of these product candidates, even if approved. If we are not successful in commercializing SPY001, SPY002 or SPY003, or are significantly delayed in doing so, our business will be materially harmed.
If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our product candidates may be delayed and our expenses may increase and, as a result, our stock price may decline.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of nonclinical studies and clinical trials, such as the expected timing for the anticipated completion of our SPY001 Phase 1 clinical trial in healthy volunteers and expected first participant dosing and topline data from our planned Phase 2 clinical trial(s) in IBD, as well as the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control, including positions that may be taken by or requirements of regulatory authorities. If we do not meet these milestones as publicly announced, or at all, the commercialization of our product candidates may be delayed or never achieved and, as a result, our stock price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.
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
Our approach to the discovery and development of the research programs with respect to which we have signed a license agreement, exercised the Option to acquire intellectual property license rights to or have the Option to acquire intellectual property license rights to pursuant to the Paragon Agreement, leverages clinically validated mechanisms of action and incorporates advanced antibody engineering to optimize half-life and other properties designed to overcome limitations of existing therapies. Our programs are purposefully designed to improve upon existing product candidates and products while maintaining the same, well-established mechanisms of action. However, the scientific research that forms the basis of our efforts to develop programs using half-life extension technologies, including YTE and LS amino acid substitutions, is ongoing and may not result in viable programs. We have limited clinical data on product candidates utilizing YTE and LS half-life extension technologies, especially in I&I indications, demonstrating whether they are safe or effective for long-term treatment in humans. The long-term safety and efficacy of these technologies and the extended half-life and exposure profile of our programs compared to currently approved products is unknown.
We may ultimately discover that utilizing half-life extension technologies for our specific targets and indications and any programs resulting therefrom do not possess certain properties required for therapeutic effectiveness. We currently have only nonclinical data regarding the increased half-life properties of our programs and the same results may not be seen in humans. In addition, programs using half-life extension technologies may demonstrate different chemical and pharmacological properties in participants than they do in laboratory studies. This technology and any programs resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways.

In addition, we may in the future seek to discover and develop programs that are based on novel targets and technologies that are unproven. If our discovery activities fail to identify novel targets or technologies for drug discovery, or such targets prove to be unsuitable for treating human disease, we may not be able to develop viable additional programs. We and our existing or future collaborators may never receive approval to market and commercialize any product candidate. Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. If the products resulting from the research programs with respect to which we have signed license agreements with Paragon, exercised the Option to acquire intellectual property license rights to or have the Option to acquire intellectual property license rights to pursuant to the Paragon Agreement prove to be ineffective, unsafe or commercially unviable, our programs and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.
Nonclinical and clinical development involves a lengthy and expensive process that is subject to delays and with uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results. If our nonclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete nonclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the nonclinical study or clinical trial process. For example, we depend on the availability of NHPs to conduct certain nonclinical studies that we are required to complete prior to submitting an IND or foreign equivalent and initiating clinical development. There is no guarantee that we will always be able to source NHPs for our drug development activities on our preferred timelines. The cost of obtaining NHPs for our future nonclinical development activities could increase significantly if short or long term shortages occur in their availability. If we are unable to source NHPs on our preferred timelines it could result in delays to our development timelines.
Furthermore, a failure of one or more clinical trials can occur at any stage of testing. The outcome of nonclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. In addition, we expect to rely on participants to provide feedback on measures such as measures of quality of life, which are subjective and inherently difficult to evaluate. These measures can be influenced by factors outside of our control and can vary widely from day to day for a particular participant, and from participant to participant and from site to site within a clinical trial.
We cannot be sure that the FDA, or comparable foreign regulatory authority, as applicable, will agree with our clinical development plan. We plan to use the data from our ongoing and planned Phase 1 trials of our SPY001, SPY002 and SPY003 programs in healthy volunteers to support Phase 2 trials in IBD and other I&I indications. If the FDA and/or comparable foreign regulatory authority requires us to conduct additional trials or enroll additional participants, our development timelines may be delayed. We cannot be sure that submission of an IND, CTA or similar application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient nonclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; delays in reaching a consensus with regulatory authorities on trial design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; delays in identifying, recruiting and training suitable clinical investigators; delays in obtaining required EC/IRB approval at each clinical trial site; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third-parties or us to adhere to clinical trial protocols; failure to perform in accordance with the

FDA’s or any other regulatory authority’s good clinical practice requirements (“GCPs”) or applicable regulatory guidelines in other countries; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to facilities operated by a contract manufacturing organization ("CMO") and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and third-parties being unwilling or unable to satisfy their contractual obligations to us.
We could also encounter delays if a clinical trial is suspended or terminated by us, by the ECs/IRBs of the institutions in which such clinical trials are being conducted, by the Data Monitoring Committee, if any, for such clinical trial or by the FDA or comparable foreign regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the programs, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates, if the results of these trials are not positive or are only moderately positive or if there are safety concerns, our business and results of operations may be adversely affected and we may incur significant additional costs.
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
A complementary diagnostic is generally developed in conjunction with the clinical program for an associated therapeutic product. The development path of a complementary diagnostic may include additional meetings with regulatory authorities, such as a pre-submission meeting and the requirement to submit an investigational device exemption application. In the U.S., in the case of a complementary diagnostic that is designated as “significant risk device,” approval of an investigational device exemption by the FDA and EC/IRB is required before such diagnostic is used in conjunction with the clinical trials for a corresponding product candidate.
To be successful in developing, validating, obtaining approval of and commercializing a complementary diagnostic, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. We have no prior experience with medical device or diagnostic test development. If we choose to develop and seek FDA or comparable foreign regulatory authority approval for complementary diagnostic tests on our own, we may require additional personnel. We may rely on third-parties for the design, development, testing, validation and manufacture of complementary diagnostic tests for our therapeutic product candidates that may benefit from such tests, the application for and receipt of any required regulatory approvals, and the commercial supply of these complementary diagnostics.
Although we currently plan to focus our complementary diagnostic development program on diagnostics that may help to identity high/better responding patients for our product candidates, we do not believe such complementary diagnostics will be required by regulatory authorities in connection with granting regulatory approval for our product candidates but may aid in clinical trial recruitment, post-approval treatment decisions and maximizing the commercial success of our product candidates. If we or third-parties we engage are unable to successfully develop complementary diagnostics for our product candidates, or experience delays in doing so:

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
To be successful in developing and commercializing therapeutic product candidates in combination with diagnostic candidates, we will need to address a number of scientific, technical, regulatory and logistical challenges. We currently anticipate that we or a collaborator may need to obtain marketing authorization from the FDA in order to legally market such diagnostics in the United States. As a company, we have little experience in the development of diagnostic tests and may not be successful in developing appropriate diagnostics to pair with any of our therapeutic product candidates that receive marketing approval, and have never applied for or obtained regulatory clearance or approval of any such diagnostic tests. Given our limited experience in developing diagnostic tests, we may rely in part or in whole on third-parties for their design, development and manufacture of such tests.
Before a new medical device, or a new intended use of, claim for, or significant modification to an existing device, can be marketed in the United States, a company must first submit an application for and receive 510(k) clearance pursuant to a premarket notification submitted under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”), de-novo classification, or PMA approval from FDA, unless an exemption applies. The PMA approval pathway, which we expect to pursue for our complementary diagnostic product candidates, requires an applicant to demonstrate the safety and effectiveness of the product based, in part, on valid scientific evidence, including, but not limited to, technical, nonclinical, and clinical data. The 510(k) pathway requires a FDA finding that the test is substantially equivalent to a legally marketed predicate device. If no legally marketed predicate can be identified to enable use of the 510(k) pathway, the device is automatically classified under the FDCA into Class III, which generally requires PMA approval. However, for low- to moderate-risk novel devices, FDA allows for the possibility of marketing authorization through the “de novo classification” process rather than requiring the device to be subject to PMA approval. Products that are approved through a PMA application generally need prior FDA approval before modifications can be made that affect safety or effectiveness, and certain modifications to a 510(k)-cleared device may also require FDA premarket review before the modified product can be marketed. If we are unable to successfully develop, obtain regulatory clearance for and commercialize diagnostics to pair with our therapeutic product candidates, it could adversely impact our ability to develop and generate revenue from our product candidates.
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
A key element of our strategy is the development of intra-portfolio combinations. If we are not successful in discovering, developing and commercializing investigational products that take advantage of different mechanisms of action to achieve superior outcomes relative to the use of monotherapies or other combination therapies, our ability to achieve our strategic objectives would likely be impaired.
A key element of our strategy is to build a broad portfolio of investigational products that will allow for the development of intra-portfolio combinations. We believe that by developing or licensing these investigational products, we can control the combinations we pursue and, if and when approved, maximize the commercial potential of these combinations. However, these combinations have not been tested before and may fail to achieve superior outcomes relative to the use of single agents or other combination therapies, may exacerbate adverse events associated with one of the investigational products when used as monotherapy, may yield new adverse events not observed with either of the monotherapies, or may fail to demonstrate sufficient safety or efficacy in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy. In addition, demonstrating that our combinations are superior to our single agents is likely necessary for marketing authorization of the combinations. However, comparing active treatments may be difficult to do in a controlled manner in our clinical trials, and we may be unable to interpret the results of comparisons between our combinations and single agents in a manner that satisfies regulatory requirements.
Even if we are successful in developing combination therapies, competition from other investigational products in the same class which are either already approved or further along in development than ours may prevent us from realizing the commercial potential of our combination therapies and prevent us from achieving our strategic objectives.
Development of combination therapies may present more or different challenges than development of monotherapies.
We plan to pursue development of our investigational products in combination with one or more additional products or investigational products. The development of combination therapies may be more complex than the development of monotherapies and generally requires that sponsors demonstrate the contribution of each investigational product to the claimed effect and the safety and efficacy of the combination as a whole. This requirement may make the design and conduct of clinical trials more complex, requiring more clinical trial subjects and additional time and cost to complete. We also may not be able to meet the FDA’s current or future approval standards required for combination therapies or combination products, if we decided to administer or package a combination therapy as a single drug product. For example, under the "combination rule", the FDA may not file or approve a fixed-dose combination product unless each component of a proposed drug product is shown to make a contribution to the claimed effects and the dosage of each component (amount, frequency, duration) is safe and effective for the intended population. To satisfy these requirements, the FDA typically requires a clinical factorial trial, designed to assess the effects attributable to each drug in the combination product. This is particularly true when the ingredients are directed at the same sign or symptom of the disease or condition. The FDA has accepted a variety of approaches to satisfy the combination rule but the FDA has stated that factorial studies may be unethical (e.g., omitting a drug known to improve survival) or impractical (there may be too many components to conduct a factorial trial, meaning the trial cannot be conducted). The FDA has also stated that it may be possible to use other types of clinical and nonclinical data and mechanistic information available to demonstrate the contributions of the individual active ingredients to the effect of the combination. In addition, combination products may require dose selection for each agent in the combination, which may require more and/or larger groups of patients than single agents. Our clinical trial and research efforts may not satisfy regulators' expectations of adequate exploration of dose ranging required for drug approval. Moreover, the applicable requirements for approval of a combination therapy may differ from country to country.
In the event that one of our investigational products were to fail to demonstrate sufficient safety and efficacy data or establish its contribution to the claimed effects of a combination therapy or if we are unable to meet the FDA’s current or future approval standards required for combination therapies or combination products in a timely manner, we would need to identify and research alternative monotherapy or combination treatments or run additional trials to produce supportive data. In the event we are unable to do so or are unable to do so on commercially reasonable terms or we are unable to continue development of one or more of investigational products, our business and prospects would be materially harmed.
If we encounter difficulties enrolling participants in our current and future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in participant enrollment in our current and future clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of participants who remain in the trial until its conclusion. The enrollment of participants in current or future trials for any of our programs will depend on many factors, including if participants choose to enroll in clinical trials, rather than using approved products, or if our competitors have ongoing clinical trials for programs that are under development for the same indications as our programs, and participants instead enroll in such clinical trials. Additionally, the number of participants required for clinical trials of our programs may be larger than we anticipate. Even if we are able to enroll a sufficient number of participants for our current or future clinical trials, we may have difficulty maintaining participants in our clinical trials. Our inability to enroll or maintain a sufficient number of participants would result in significant delays in completing clinical trials or receipt of marketing approvals and increased development costs or may require us to abandon one or more clinical trials altogether.
Preliminary, “topline” or interim data from our clinical trials that we announce or publish from time to time may change as more participant data become available and are subject to audit and verification procedures.
From time to time, we may publicly disclose preliminary or topline data from our nonclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. We also make assumptions, estimations, calculations and conclusions as part of our analyses of these data without the opportunity to fully and carefully evaluate complete data. As a result, the preliminary or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated or subsequently made subject to audit and verification procedures.
Any preliminary or topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our nonclinical studies and clinical trials. Interim data are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available or as participants from our clinical trials continue other treatments. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular product candidate, the approvability or commercialization of the particular product candidate and our company in general. In addition, the information we choose to publicly disclose regarding a particular nonclinical study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the preliminary, topline or interim data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
Our current and future clinical trials or those of our future collaborators may reveal significant adverse events or undesirable side effects not seen in our nonclinical studies and may result in a safety profile that could halt clinical development, inhibit regulatory approval or limit commercial potential or market acceptance of any of our product candidates.
Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics. While our nonclinical studies in NHPs have not shown any such characteristics to date, we cannot assure you that the results of our clinical trials will not reveal such characteristics. If significant adverse events or undesirable side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting participants to such trials, participants may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more programs altogether. We, the FDA or other applicable regulatory authorities, or an EC/IRB, may suspend any clinical trials of any program at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential products developed in the biotechnology industry that initially showed therapeutic promise in early-stage studies and trials have later been found to cause side effects that prevented their further development. Other potential products have shown side effects in nonclinical studies, which side effects do not present themselves in clinical trials in humans. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. In addition, an extended half-life could prolong the duration of undesirable side effects, which could also inhibit market acceptance. Treatment-emergent adverse events could also affect participant recruitment or the ability of enrolled subjects to complete our clinical trials or could result in potential product liability claims. Potential side effects associated with our product candidates may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from our product candidates may not be normally encountered in the general patient population and by medical personnel. Any of these occurrences could harm our business, financial condition, results of operations and prospects significantly.
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
If any of the foregoing events occur or if one or more of the research programs with respect to which we have signed a licensed agreement for or exercised the Option to acquire intellectual property license rights to or have the Option to acquire intellectual property license rights to pursuant to the Paragon Agreement prove to be unsafe, our entire pipeline could be affected, which would have a material adverse effect on our business, financial condition, results of operations and prospects.
We may expend our limited resources to pursue a particular program and fail to capitalize on programs that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we focus our research and development efforts on certain selected programs. For example, we are initially focused on our most advanced programs, SPY001, SPY002 and SPY003. As a result, we may forgo or delay pursuit of opportunities with other programs that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
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
Some of our programs may compete with our other programs, which could negatively impact our business and reduce our future revenue.
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
We are conducting and may conduct future clinical trials for our programs at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.
We are conducting our Phase 1 clinical trial for SPY001 in Canada and the United States, and we may choose to conduct one or more of our future clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Even if the FDA accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated.
Further, conducting international clinical trials presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled participants in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs that could restrict or limit our ability to conduct our clinical trials, the administrative burdens of conducting clinical trials under multiple sets of foreign regulations, foreign exchange fluctuations, as well as political and economic risks relevant to foreign countries.
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
The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates, including our most advanced product candidates, SPY001, SPY002 and SPY003, we must demonstrate through lengthy, complex and expensive nonclinical studies and clinical trials that our product candidates are both safe and effective for each targeted indication. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Further, our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication; the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval; serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates; we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials; the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials; the FDA or the applicable foreign regulatory authority may disagree regarding the formulation, labeling and/or the specifications of our product candidates; the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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
In order to receive approval of our products by the FDA and comparable foreign regulatory authorities, we must show that we and our contract manufacturing partners are able to characterize, control and manufacture our drug products and drug delivery devices safely and in accordance with regulatory requirements. This includes manufacturing the active ingredient, developing an acceptable formulation and drug delivery device, manufacturing the drug product and drug delivery device, performing tests to adequately characterize the formulated product, documenting a repeatable manufacturing process, meeting facility, process, testing validation and commercialization requirements, and demonstrating that our drug products meet standards for parenteral administration as well as stability and quality requirements. Meeting these chemistry, manufacturing and control requirements is a complex task that requires specialized expertise. If we are not able to meet the chemistry, manufacturing and control requirements, we may not be successful in getting our products approved.
Our product candidates for which we intend to seek approval as biologics may face competition sooner than anticipated.
The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act (the “ACA”), includes a subtitle called the Biologics Price Competition and Innovation Act of

2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own nonclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.
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
Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval trial or risk management requirements. For example, the FDA may require a risk evaluation and mitigation strategy in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or comparable foreign regulatory authorities approve our product candidates, our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export will be subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with current cGMPs, good pharmacovigilance practices (“GVPs”) and GCPs for any clinical trials that we conduct following approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs.
If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing, restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials, restrictions on the manufacturing process, warning or untitled letters, civil and criminal penalties, injunctions, product seizures, detentions or import bans, voluntary or mandatory publicity requirements and imposition of restrictions on operations, including costly new manufacturing requirements. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.
We may face difficulties from healthcare legislative reform measures.
Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. Additionally, if the BIOSECURE Act is passed with terms that require us to switch or move development of our product candidates from one CMO to another, we may incur additional development costs or delays in manufacturing product for clinical trials or commercialization. See the section titled “Business – Government Regulation – Healthcare Reform” in our Annual Report on Form 10-K for a more detailed description of healthcare reform measures that may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. See the section titled “Business – Government Regulation – Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for a more detailed description of the laws that may affect our ability to operate.
Ensuring that our internal operations and future business arrangements with third-parties comply with applicable healthcare laws and regulations will involve substantial costs. If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly and time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
Even if we are able to commercialize any product candidates, due to unfavorable pricing regulations and/or third-party coverage and reimbursement policies, we may not be able to offer such product candidates at competitive prices which would seriously harm our business.
We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. Our ability to successfully commercialize any product candidates that we may develop will depend in part on the extent to which reimbursement for these product candidates and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. These entities may create preferential access policies for a competitor’s product, including a branded or generic/biosimilar product, over our products in an attempt to reduce their costs, which may reduce our commercial opportunity. Additionally, if any of our product candidates are approved and we are found to have improperly promoted off-label uses of those product candidates, we may become subject to significant liability, which would materially adversely affect our business and financial condition. See the sections titled “Business – Government Regulation – Coverage and Reimbursement” and “Business – Other Government Regulation Outside of the United States – Regulation in the European Union” in our Annual Report on Form 10-K for a more detailed description of the government regulations and third-party payor practices that may affect our ability to commercialize our product candidates.
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to or from recipients in the public or private sector. We may engage third-parties to sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
Governments outside the United States tend to impose strict price controls, which may adversely affect our revenue, if any.
In some countries, particularly member states of the EU, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a therapeutic. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. To obtain coverage and reimbursement or pricing approvals in some countries, we or current or future collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be materially and adversely affected. If the UK or certain EU member states were to significantly alter their regulations affecting the pricing of prescription pharmaceuticals, we could face significant new costs.
A breakthrough therapy, fast track, or other expedited designation for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that those product candidates will receive marketing approval.
We may seek a breakthrough therapy, fast track, or other designation for appropriate product candidates. Designations such as these are within the discretion of the FDA, or other comparable regulatory authorities. The receipt of a designation for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify under one of FDA’s designation programs, the FDA may later decide that the products no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. See the section titled “Business – Government Regulation – Expedited Development and Review Programs” in our Annual Report on Form 10-K for a more detailed description of the process for seeking expedited designations such as fast track or breakthrough therapy designations.
Risks Related to Our Intellectual Property
Our ability to obtain and protect our patents and other proprietary rights is uncertain, exposing us to the possible loss of competitive advantage.

We rely upon a combination of patents, trademarks, trade secret protection, confidentiality agreements and the Paragon Agreement to protect the intellectual property related to our programs and technologies and to prevent third-parties from competing unfairly with us. Our success depends in large part on our ability to obtain and maintain patent protection for our platform technologies, programs and their uses, as well as our ability to operate without infringing on or violating the proprietary rights of others. We own and have licensed rights to pending patent applications and expect to continue to file patent applications in the United States and abroad related to our novel discoveries and technologies that are important to our business. However, we may not be able to protect our intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of patents, trade secrets and other intellectual property. Filing, prosecuting and defending patents on programs worldwide would be expensive and our intellectual property rights in some foreign jurisdictions can be less extensive than those in the United States; the reverse may also occur. As such, we may not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we apply for them. Our competitors may operate in countries where we do not have patent protection and can freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where we do have patent protection or pending patent applications.
Our pending and future patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our programs or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third-parties, or effectively prevent others from commercializing competitive technologies, products or programs. Even if these patents are granted, they may be difficult to enforce. Further, any issued patents that we may license or own covering our programs could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the United States Patent and Trademark Office (“USPTO”). Further, if we encounter delays in our clinical trials or delays in obtaining regulatory approval, the period of time during which we could market our product candidates under patent protection would be reduced. Thus, the patents that we may own and license may not afford us any meaningful competitive advantage.
In addition to seeking patents for some of our technology and programs, we may also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Any disclosure, either intentional or unintentional, by our employees, the employees of third-parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third-parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our collaborators, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or state actors and those affiliated with or controlled by state actors. In addition, while we undertake efforts to protect our trade secrets and other confidential information from disclosure, others may independently discover trade secrets and proprietary information, and in such cases, we may not be able to assert any trade secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
Lastly, if our trademarks and trade names are not registered or adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
We may not be successful in obtaining or maintaining necessary rights to our programs through acquisitions and in-licenses.
Because our development programs currently do and may in the future require the use of proprietary rights held by third-parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third-parties that we identify as necessary for our programs. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
While we normally seek to obtain the right to control prosecution, maintenance and enforcement of the patents relating to our programs, there may be times when the filing and prosecution activities for patents and patent applications relating to our programs are controlled by our current and future licensors or collaboration partners. If any of our current and future licensors or collaboration partners fail to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering our product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third-parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our current and future licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.
Our current and future licensors may rely on third-party consultants or collaborators or on funds from third-parties such that our current and future licensors are not the sole and exclusive owners of the patents we in-license. If other third-parties have ownership rights to our current and future in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
It is possible that we may be unable to obtain licenses at a reasonable cost or on reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to redesign our technology, programs, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, manufacturing methods, programs, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third-parties, which could be significant.
Disputes may arise between us and our current and future licensors regarding intellectual property subject to a license agreement, including: the scope of rights granted under the license agreement and other interpretation-related issues; whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement; our right to sublicense patents and other rights to third-parties; our right to transfer or assign the license; the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our current and future licensors and us and our partners; and the priority of invention of patented technology.
We may be subject to patent infringement claims or may need to file claims to protect our intellectual property, which could result in substantial costs and liability and prevent us from commercializing our potential products.
Because the intellectual property landscape in the biotechnology industry is rapidly evolving and interdisciplinary, it is difficult to conclusively assess our freedom to operate and guarantee that we can operate without infringing on or violating third-party rights. If certain of our product candidates are ultimately granted regulatory approval, patent rights held by third-parties, if found to be valid and enforceable, could be alleged to render one or more of our product candidates infringing. If a third-party successfully brings a claim against us, we may be required to pay substantial damages, be forced to abandon any affected product candidate and/or seek a license from the patent holder. In addition, any intellectual property claims (e.g. patent infringement or trade secret theft) brought against us, whether or not successful, may cause us to incur significant legal expenses and divert the attention of our management and key personnel from other business concerns. We cannot be certain that patents owned or licensed by us will not be challenged by others in the course of litigation. Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise funds and on the market price of our common stock.
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
Further, we may be required to protect our patents through procedures created to attack the validity of a patent at the USPTO. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third-party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action.
In addition, if our programs are found to infringe the intellectual property rights of third-parties, these third-parties may assert infringement claims against our future licensees and other parties with whom we have business relationships and we may be required to indemnify those parties for any damages they suffer as a result of these claims, which may require us to initiate or defend protracted and costly litigation on behalf of licensees and other parties regardless of the merits of such claims. If any of these claims succeed, we may be forced to pay damages on behalf of those parties or may be required to obtain licenses for the products they use.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other legal proceedings relating to our intellectual property rights, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings.
We may be subject to claims that we have wrongfully hired an employee from a competitor or that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third-parties.
As is common in the biotechnology industry, in addition to our employees, we engage the services of consultants to assist us in the development of our programs. Many of these consultants, and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services to, other biotechnology or pharmaceutical companies including our competitors or potential competitors. Despite our training and compliance efforts, we could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other confidential information of former employers or competitors. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may become subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor.
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
Changes in either the patent laws or interpretation of patent laws in the United States, including patent reform legislation such as the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) could increase the uncertainties and costs surrounding the prosecution of our owned and in-licensed patent applications and the maintenance, enforcement or defense of our owned and in-licensed issued patents. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first-to-file system in which, assuming that the other statutory requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. As such, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. U.S. Supreme Court and U.S. Court of Appeals for the Federal Circuit rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations, including in the antibody arts. For example, the United States Supreme Court in Amgen, Inc. v. Sanofi (Amgen) recently held that Amgen’s patent claims to a class of antibodies functionally defined by their ability to bind a particular antigen were invalid for lack of enablement where the patent specification provided twenty-six exemplary antibodies, but the claimed class of antibodies covered a “vast number” of additional antibodies not disclosed in the specification. The Court stated that if patent claims are directed to an entire class of compositions of matter, then the patent specification must enable a person skilled in the art to make and use the entire class of compositions. This decision makes it unlikely that we will be granted U.S. patents with composition of matter claims directed to antibodies functionally defined by their ability to bind a particular antigen. Even if we are granted claims directed to functionally defined antibodies, it is possible that a third-party may challenge our patents, when issued, relying on the reasoning in Amgen or other recent precedential court decisions. Additionally, there have been proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to enforce our proprietary technology. This combination of events has created uncertainty with respect to the validity and enforceability of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our patent rights and our ability to protect, defend and enforce our patent rights in the future.

Geopolitical instability in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of patent applications and the maintenance, enforcement or defense of issued patents. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third-parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected. In addition, a European Unified Patent Court (“UPC”) entered into force on June 1, 2023. The UPC is a common patent court that hears patent infringement and revocation proceedings effective for member states of the EU. This could enable third-parties to seek revocation of a European patent in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. Although we do not currently own any European patents or applications, if we obtain such patents and applications in the future, any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce or defend the validity of any European patents we may obtain. We may decide to opt out from the UPC any future European patent applications that we may file and any patents we may obtain. If certain formalities and requirements are not met, however, such European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that future European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.
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
We may be subject to claims that former employees, collaborators or other third-parties have an interest in our patents or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third-parties involved in developing our programs or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
Our current and future licensors may have relied on third-party consultants or collaborators or on funds from third-parties, such as the U.S. government, such that our licensors are not the sole and exclusive owners of the patents we in-licensed. For example, certain intellectual property we license from the University of Texas at Austin includes inventions that were made with U.S. government support. The U.S. government therefore has certain rights in such inventions under the applicable funding agreements and under applicable law. If other third-parties have ownership rights or other rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
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
Our technology licensed from various third-parties may be subject to retained rights.
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
Risks Related to Our Reliance on Third-Parties
We rely on collaborations and licensing arrangements with third-parties, including our arrangement with Paragon. If we are unable to maintain these collaborations or licensing arrangements, or if these collaborations or licensing arrangements are not successful, our business could be negatively impacted.
We currently rely on our collaborations and licensing arrangements with third-parties, including Paragon, for a substantial portion of our discovery capabilities and in-licenses.
Collaborations or licensing arrangements that we enter into may not be successful, and any success will depend heavily on the efforts and activities of such collaborators or licensors. If any of our collaborators or licensors experiences delays in performance of, or fails to perform its obligations under their agreement with us, disagrees with our interpretation of the terms of such agreement or terminates their agreement with us, the research programs with respect to which we have signed licensed agreements for or exercised the Option to acquire intellectual property license rights to or have the Option to acquire intellectual property license rights to pursuant to the Paragon Agreement and development timeline could be adversely affected. If we fail to comply with any of the obligations under our collaborations or license agreements, including payment terms and diligence terms, our collaborators or licensors may have the right to terminate such agreements, in which event we may lose intellectual property rights and may not be able to develop, manufacture, market or sell the products covered by our agreements or may face other penalties under our agreements. Our collaborators and licensors may also fail to properly maintain or defend the intellectual property we have licensed from them, if required by our agreement with them, or even infringe upon, our intellectual property rights, leading to the potential invalidation of our intellectual property or subjecting us to litigation or arbitration, any of which would be time-consuming and expensive and could harm our ability to commercialize our product candidates. In addition, collaborators could independently develop, or develop with third-parties, products that compete directly or indirectly with our programs and products if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.
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
We currently rely, and plan to rely in the future, on third-parties to conduct and support our nonclinical studies and clinical trials. If these third-parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We have utilized and plan to continue to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, contract testing labs and strategic partners, to conduct and support our nonclinical studies and clinical trials under agreements with us. We will rely heavily on these third-parties over the course of our nonclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these nonclinical studies and clinical trials and the management of data developed through nonclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third-parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GLP, GCP and GVP regulations, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our programs in clinical development. If we or any of these third-parties fail to comply with applicable GLP, GCP and GVP regulations, the nonclinical and clinical data generated in our nonclinical studies and clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional nonclinical and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our nonclinical studies and clinical trials comply with GLP, GCP and GVP regulations. In addition, our nonclinical studies and clinical trials must be conducted with products produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat nonclinical studies and clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third-parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
Any third-parties conducting our nonclinical studies and clinical trials will not be our employees and, except for remedies available to us under our agreements with such third-parties, we cannot control whether they devote sufficient time and resources to our programs. These third-parties may be involved in mergers, acquisitions or similar transactions and may have relationships with other commercial entities, including our competitors, for whom they may also be conducting nonclinical studies, clinical trials or other product development activities, which could negatively affect their performance on our behalf and the timing thereof and could lead to products that compete directly or indirectly with our current or future product candidates. If these third-parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our nonclinical and clinical protocols or regulatory requirements or for other reasons, our nonclinical studies and clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates.
In addition, we currently rely on foreign CROs and CMOs, including WuXi Biologics, and will likely continue to rely on foreign CROs and CMOs in the future. We or the foreign CROs or CMOs we work with may be subject to U.S. legislation, including the proposed BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies or disrupt our supply chain. If we are not able to secure supply of our product candidates as a result of the BIOSECURE Act or other applicable legislation, this could result in a material adverse effect on our Company.
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
We currently rely and expect to rely in the future on the use of manufacturing suites in third-party facilities or on third-parties to manufacture our product candidates, and we may rely on third-parties to produce and process our products, if approved. Our business could be adversely affected if we are unable to use third-party manufacturing suites or if the third-party manufacturers encounter difficulties in production.
We do not currently own any facility that may be used as our clinical or commercial manufacturing and processing facility and must currently rely on CMOs to manufacture our product candidates. We have not yet caused our product candidates to be manufactured on a commercial scale and may not be able to do so for any of our programs, if approved. We currently have a sole source relationship for our supply of the SPY001 and SPY003 programs. If there should be any disruption in such supply arrangement, including any adverse events affecting our sole supplier, it could have a negative effect on the clinical development of our programs and other operations while we work to identify and qualify an alternate supply source. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of our product candidates. Beyond periodic audits, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance and other qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and delays, and materially adversely affect our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Similarly, our failure, or the failure of our CMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.
Moreover, our CMOs may experience manufacturing difficulties due to resource constraints, supply chain issues, proposed or actual legislative changes or requirements, or as a result of labor disputes or unstable political environments. If any CMOs on which we will rely fail to manufacture quantities of our product candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition and prospects could be materially and adversely affected. In addition, our CMOs and other third-parties are responsible for transporting temperature-controlled materials that can be inadvertently degraded during transport due to several factors, rendering certain batches unsuitable for trial use for failure to meet, among others, our integrity and purity specifications. We and any of our CMOs may also face product seizure or detention or refusal to permit the import or export of products. Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our anticipated timelines, potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our nonclinical studies and clinical trials or the approval of any of our product candidates by the FDA, resulting in higher costs or adversely impact commercialization of our product candidates. See the section titled “Business – Manufacturing” in our Annual Report on Form 10-K for a more detailed description of our manufacturing plans and assumptions and the factors that may affect the success of our programs.
Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business
In order to successfully implement our plans and strategies, we will need to grow the size of our organization and we may experience difficulties in managing this growth.
We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of nonclinical and clinical drug development, technical operations, clinical operations, regulatory affairs and, potentially, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial personnel and systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team working together in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel.

We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
We are a clinical stage biotechnology company with a limited operating history, and, as of June 30, 2024, we had 50 employees. We have been and will continue to be highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any such officers and other principal members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
Attracting and retaining qualified personnel will also be critical to our success, including with respect to any strategic transaction that we may pursue. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key personnel may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, facilitate regulatory approval of and commercialize product candidates. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.
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
Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets for which we may rely on collaboration with third-parties. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable foreign regulatory authority, and may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we fail to comply with the regulatory requirements in international markets and receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. Moreover, even if we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to the risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and reduced protection of intellectual property rights in some foreign countries.
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
Despite our employee training and compliance programs, we are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, CMOs, suppliers and vendors acting for or on our behalf may engage in misconduct or other improper activities. We have adopted a code of conduct and ethics, policies, standard operating procedures and other compliance efforts but it is not always possible to identify and deter misconduct by these parties and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations.
Our internal information technology systems, or those of any of our CROs, manufacturers, other contractors or consultants, third-party service providers, or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.
In the ordinary course of our business, we and the third-parties upon which we rely collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data, including personal data, intellectual property, trade secrets, and other sensitive data (collectively, sensitive information).
Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and those of our third-party CROs, other contractors (including sites performing our clinical trials), third-party service providers and supply chain companies, and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners and/or other third-parties, or from cyber-attacks by malicious third-parties, which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data.
Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third-parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
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
We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts. Our ability to monitor these third-parties’ information security practices is limited, and these third-parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third-parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
If we (or a third-party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause stakeholders (including investors and potential customers) to stop supporting our platform, deter new customers from products, and negatively impact our ability to grow and operate our business.
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
We, and third-parties who we work with are or may become subject to numerous domestic and foreign laws, regulations, and standards relating to privacy, data protection, and data security, the scope of which is changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules. We are or may become subject to the terms of contractual obligations related to privacy, data protection and data security. Our obligations may also change or expand as our business grows. The actual or perceived failure by us or third-parties related to us to comply with such laws, regulations and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers, result in litigation and liability, and otherwise cause a material adverse effect on our business, financial condition and results of operations. See the section titled “Business – Government Regulation – Data Privacy and Security” in our Annual Report on Form 10-K for a more detailed description of the laws that may affect our ability to operate.
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
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. For example, the United States enacted the Inflation Reduction Act of 2022, which implements, among other changes, a 1% excise tax on certain stock buybacks. In addition, beginning in 2022, the Tax Cuts and Jobs Act eliminated the previously available option to deduct research and development expenditures and requires taxpayers to amortize them generally over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. The U.S. Congress is considering legislation that would restore the current deductibility of research and development expenditures; however, we have no assurance that the provision will be repealed or otherwise modified. Such changes, among others, may adversely affect our effective tax rate, results of operation and general business condition.
We may acquire businesses or products, or form strategic alliances, in the future, and may not realize the benefits of such acquisitions.

We may acquire additional businesses or products, form strategic alliances, or create joint ventures with third-parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new product candidates or products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. There is no assurance that, following any such acquisition, we will achieve the synergies expected in order to justify the transaction, which could result in a material adverse effect on our business and prospects.
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
In addition, the Series A Certificate of Designation relating to our Series A Preferred Stock may delay or prevent a change in control of our company. At any time while at least 30% of the originally issued Series A Preferred Stock remains issued and outstanding, we may not consummate a Fundamental Transaction (as defined in the Series A Certificate of Designation) or any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which our stockholders immediately before such transaction do not hold at least a majority of our capital stock immediately after such transaction, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock. This provision of the Series A Certificate of Designation may make it more difficult for us to enter into any of the aforementioned transactions.
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
General Risk Factors
We may become exposed to costly and damaging liability claims, either when testing our programs in the clinic or at the commercial stage, and our product liability insurance may not cover all damages from such claims.
We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of pharmaceutical products. While we currently have no products that have been approved for commercial sale, the use of our product candidates in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims may be made by participants or patients that use the product candidate or product, healthcare providers, pharmaceutical companies, or others selling such products. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially and adversely affect the market for our products or any prospects for commercialization of our products. Although we currently maintain adequate product liability insurance for our product candidates, it is possible that our liabilities could exceed our insurance coverage or that in the future we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.
Litigation costs and the outcome of litigation could have a material adverse effect on our business.
From time to time we may be subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, securities litigation, employment matters, security of patient and employee personal information, contractual relations with collaborators and licensors and intellectual property rights. Litigation to defend ourselves against claims by third-parties, or to enforce any rights that we may have against third-parties, could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations or cash flows.
We continue to incur significant costs and demands upon management as a result of complying with the laws and regulations regulating public companies.
As a public company, and particularly after we are no longer a “smaller reporting company,” we will continue to incur significant legal, accounting and other expenses. We incur significant legal, accounting, and other expenses associated with public company reporting requirements. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules implemented by the SEC and Nasdaq. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including those related to climate change and other environmental, social and governance focused disclosures, are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives, and we will continue to incur increased legal and financial compliance costs. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers, which may adversely affect investor confidence and could cause our business or stock price to suffer. In addition, the increased costs may require us to reduce costs in other areas of our business or increase the prices of our product candidates, once commercialized. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. When we lose our status as a “smaller reporting company” and become an “accelerated filer” or a “large accelerated filer,” we will be required to have an audit of the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our annual report filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We may experience difficulty in meeting these reporting requirements in a timely manner for each period.
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
Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises such as the COVID-19 pandemic, political crises, U.S. elections, international or geopolitical events, such as the conflict between Russia and Ukraine, and Israel and Hamas or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, geopolitical uncertainties and international conflicts, including the ongoing military conflicts between Russia and Ukraine, and Israel and Hamas, and rising tensions with China, have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third-parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.
We may in the future experience disruptions as a result of such macroeconomic conditions, including delays or difficulties in initiating or expanding clinical trials and manufacturing sufficient quantities of materials. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Plans
During the fiscal quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K), except as described below.

On April 12, 2024, Cameron Turtle, the Company's Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 300,000 shares of Common Stock over a period ending November 19, 2026, subject to certain conditions, all of which shares are to be acquired upon the exercise of employee stock options.
On April 15, 2024, Scott Burrows, the Company's Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 180,000 shares of Common Stock over a period ending November 19, 2026, subject to certain conditions, all of which shares are to be acquired upon the exercise of employee stock options.
On April 16, 2024, Jeffrey Albers, a member of the Company's Board of Directors, and Sessions LLC, an investment company of which Mr. Albers is a managing director and owns 10% or more of the equity interest in or otherwise exercises significant influence over, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 22,500 shares of Common Stock over a period ending April 30, 2025, subject to certain conditions, 7,500 of which shares are to be acquired upon the exercise of director stock options.

Item 6. Exhibits.
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit Number	Description	Form	File No	Date of Filing	Exhibit No.	Filed Herewith
2.1	Agreement and Plan of Merger, dated June 22, 2023, by and among Aeglea BioTherapeutics, Inc. Aspen Merger Sub I, Inc., Sequoia Merger Sub II, LLC and Spyre Therapeutics, Inc.	S-1	333-276251	12/22/2023	2.1

3.1	Second Amended and Restated Certificate of Incorporation of the Company, effective as of May 14, 2024	8-K	001-37722	05/15/2024	3.2

3.2	Amended and Restated Bylaws	S-1/A	333-276251	02/05/2024	3.2

3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock	S-1	333-276251	12/22/2023	3.3

3.4	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock	S-1	333-276251	12/22/2023	3.4

3.5	Certificate of Amendment to Certificate of Designation of Series B Non-Voting Convertible Preferred Stock	8-K	001-37722	03/18/2024	3.2

10.1	Exchange Agreement, dated April 23, 2024, by and between the Company and Fairmount Healthcare Fund II L.P.	8-K	001-37722	4/25/2024	10.1

10.2	Amendment No. 1 to Novation Agreement, dated April 25, 2024, by and between Paragon Therapeutics, Inc., the Company and WuXi Biologics (Hong Kong) Limited	10-Q	001-37722	05/09/2024	10.6

10.3#	α4ß7 (SPY001) License Agreement, dated May 14, 2024, by and between the Company and Paragon Therapeutics, Inc.					X

10.4#	TL1A (SPY002) License Agreement, dated May 14 2024, by and between the Company and Paragon Therapeutics, Inc.					X

10.5#	Second Amended and Restated Antibody Discovery and Option Agreement, dated May 14, 2024, by and between the Company, Paragon Therapeutics, Inc. and Parapyre Holding LLC					X

10.6+	Form of Stock Option Agreement under the Amended and Restated Spyre Therapeutics, Inc. 2016 Equity Incentive Plan					X

10.7+	Form of Restricted Stock Unit Award Agreement under the Amended Spyre Therapeutics, Inc. 2018 Equity Inducement Plan					X

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

Exhibit Number	Description	Form	File No	Date of Filing	Exhibit No.	Filed Herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from this Quarterly Report formatted in Inline XBRL and contained in Exhibit 101
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
Date: August 7, 2024

Spyre Therapeutics, Inc.

By:	/s/ Scott Burrows
Scott Burrows
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)