Form 10-Q
period 2024-09-30
Spyre Therapeutics, Inc.
filed 2024-11-07
CIK 1636282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 1, 2024, the registrant had 51,431,220 shares of common stock, $0.0001 par value per share, outstanding.

SPYRE THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). All statements contained in this Quarterly Report other than statements of historical fact, any future payouts under our contingent value rights ("CVRs") issued in connection with the acquisition of Spyre Therapeutics, Inc. ("Pre-Merger Spyre") (the "Asset Acquisition"); our future results of operations and financial position, our business strategy; the length of time that we believe our existing cash resources will fund operations; our market size; our potential growth opportunities; our nonclinical and clinical development activities, including clinical trial designs, submission of investigational new drug ("IND") applications and foreign equivalents and further clinical evaluation of therapeutic combinations, and related regulatory feedback; the potential efficacy and safety of our product candidates, including in combinations; the potential therapeutic benefits and economic value of our product candidates; the timing and results of nonclinical studies and clinical trials, including commencement of first-in-human ("FIH") and Phase 2 trials; our ability to achieve the expected benefits or opportunities and related timing with respect to the Asset Acquisition; the expected impact of macroeconomic conditions, including U.S. elections, inflation, increasing interest rates and volatile market conditions, current or potential bank failures, as well as global events, including the ongoing military conflict in Ukraine, conflict in Israel and surrounding areas, and geopolitical tensions in China on our operations; and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
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

PART I. – Financial Information
Item 1. Financial Statements (Unaudited).

Spyre Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$71,580	$188,893
Marketable securities	342,647	150,384
Prepaid expenses and other current assets	6,852	2,251
Total current assets	421,079	341,528
Restricted cash	—	322
Other non-current assets	10	9
TOTAL ASSETS	$421,089	$341,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,165	$896
CVR liability	24,740	1,390
Accrued and other current liabilities	13,153	13,108
Related party accounts payable and other current liabilities	14,481	16,584
Total current liabilities	57,539	31,978
Non-current CVR liability	36,160	41,310
TOTAL LIABILITIES	93,699	73,288
Commitments and Contingencies (Note 7 and 8)
Series B non-voting convertible preferred stock, $0.0001 par value; 150,000 shares authorized, issued, and outstanding as of December 31, 2023.	—	84,555
STOCKHOLDERS’ EQUITY
Series A non-voting convertible preferred stock, $0.0001 par value; 1,086,341 shares authorized as of September 30, 2024 and December 31, 2023; 346,045 and 437,037 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	146,425	184,927
Series B non-voting convertible preferred stock, $0.0001 par value; 271,625 shares authorized and 16,667 shares issued and outstanding as of September 30, 2024.	9,395	—
Preferred stock, $0.0001 par value; 8,642,034 shares and 8,763,659 shares authorized as of September 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding as of September 30, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 51,395,608 shares and 36,057,109 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	12	10
Additional paid-in capital	1,086,237	763,191
Accumulated other comprehensive income	1,457	302
Accumulated deficit	(916,136)	(764,414)
TOTAL STOCKHOLDERS’ EQUITY	327,390	184,016
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$421,089	$341,859
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Development fee and royalty	$—	$—	$—	$886
Total revenue	—	—	—	886

Operating expenses:
Research and development (1)	44,744	24,660	112,308	55,822
General and administrative	10,648	8,584	35,005	25,874
Acquired in-process research and development	—	(298)	—	130,188
Gain on sale of in-process research and development asset	—	(14,609)	—	(14,609)
Total operating expenses	55,392	18,337	147,313	197,275
Loss from operations	(55,392)	(18,337)	(147,313)	(196,389)

Other (expense) income:
Interest income	5,184	1,251	15,536	2,021
Change in fair value of forward contract liability	—	(25,360)	—	(83,530)
Other (expense) income, net	(18,802)	2,342	(19,895)	2,262
Total other (expense) income	(13,618)	(21,767)	(4,359)	(79,247)
Loss before income tax expense	(69,010)	(40,104)	(151,672)	(275,636)
Income tax (expense) benefit	(18)	(3)	(50)	26
Net loss	$(69,028)	$(40,107)	$(151,722)	$(275,610)

Net loss per share, basic and diluted	$(1.36)	$(9.34)	$(3.43)	$(69.57)
Weighted-average common shares outstanding, basic and diluted	50,889,433	4,293,812	44,263,746	3,961,546
(1)Includes $7.7 million and $34.2 million in related party expenses for the three and nine months ended September 30, 2024, respectively, and $19.4 million and $20.8 million related party expenses for the three and nine months ended September 30, 2023, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(69,028)	$(40,107)	$(151,722)	$(275,610)
Other comprehensive (loss) income:
Foreign currency translation adjustment	17	(29)	37	(1)
Unrealized gain (loss) on marketable securities	1,993	(114)	1,118	(83)
Total comprehensive loss	$(67,018)	$(40,250)	$(150,567)	$(275,694)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Changes in
Convertible Preferred Stock and Stockholders’ Equity
(Unaudited, in thousands)

	Three and Nine Months Ended September 30, 2024
	Series B Non-Voting Convertible Preferred Stock		Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances - December 31, 2023	150	$84,555	437	$184,927	—	$—	36,057	$10	$763,191	$302	$(764,414)	$184,016
Issuance of Series B non-voting convertible preferred stock in connection with private placement, net of financing costs	122	168,850	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	—	—	—	—	572	—	4,390	—	—	4,390
Stock-based compensation expense	—	—	—	—	—	—	—	—	8,385	—	—	8,385
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	16	—	16
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(681)	—	(681)
Net loss	—	—	—	—	—	—	—	—	—	—	(43,857)	(43,857)
Balances - March 31, 2024	272	$253,405	437	$184,927	—	—	36,629	$10	$775,966	$(363)	$(808,271)	$152,269
Stockholder approval of the issuance of Common Stock upon conversion of Series B convertible non-voting preferred stock	(272)	(253,405)			272	253,405	—	—	—	—	—	253,405
Exchange of Series A non-voting convertible preferred stock for common stock	—	—	(91)	(38,502)	—	—	3,640	1	38,501	—	—	—
Conversion of Series B non-voting convertible preferred stock into common stock	—	—			(255)	(244,010)	10,198	1	244,009	—	—	—
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	—	—	250	—	1	—	—	1
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	—	—	—	—	66	—	494	—	—	494
Stock-based compensation expense	—	—	—	—	—	—	—	—	7,243	—	—	7,243
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	4	—	4
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(194)	—	(194)
Net loss	—	—	—	—	—	—	—	—	—	—	(38,837)	(38,837)
Balances - June 30, 2024	—	—	346	$146,425	17	$9,395	50,783	$12	$1,066,214	$(553)	$(847,108)	$374,385

Issuance of common stock in connection with at-the-market offerings, net of offering costs	—	—	—	—	—	—	426	—	11,750	—	—	11,750
Vesting of restricted stock units	—	—	—	—	—	—	34	—	—	—	—	—
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	—	—	—	—	153	—	1,318	—	—	1,318
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,955	—	—	6,955
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	17	—	17
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	1,993	—	1,993
Net loss	—	—	—	—	—	—	—	—	—	—	(69,028)	(69,028)
Balances - September 30, 2024	—	—	346	$146,425	17	$9,395	51,396	$12	$1,086,237	$1,457	$(916,136)	$327,390

	Three and Nine Months Ended September 30, 2023
	Series A Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances - December 31, 2022	—	$—	2,614	$6	$475,971	$(48)	$(425,624)	$50,305
Issuance of common stock in connection with employee stock purchase plan	—	—	2	—	18	—	—	18
Stock-based compensation expense	—	—	—	—	1,709	—	—	1,709
Foreign currency translation adjustment	—	—	—	—	—	10	—	10
Unrealized gain on marketable securities	—	—	—	—	—	32	—	32
Net loss	—	—	—	—	—	—	(18,422)	(18,422)
Balances - March 31, 2023	—	$—	2,616	$6	$477,698	$(6)	$(444,046)	$33,652
Issuance of Series A non-voting convertible preferred stock in connection with private placement, net of financing costs	721	197,323	—	—	—	—	—	—
Issuance of common stock forward in connection with the asset acquisition of Spyre	—	—	—	—	3,768	—	—	3,768
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	624	—	—	—	—	—
CVR distribution to common stockholders	—	—	—	—	(29,500)	—	—	(29,500)
Stock-based compensation expense	—	—	—	—	1,775	—	—	1,775
Foreign currency translation adjustment	—	—	—	—	—	18	—	18
Unrealized loss on marketable securities	—	—	—	—	—	(1)	—	(1)
Net loss			—	—	—	—	(217,081)	(217,081)
Balances - June 30, 2023	721	$197,323	3,240	$6	$453,741	$11	$(661,127)	$(207,369)
Issuance of Series A non-voting convertible preferred stock in connection with the asset acquisition of Spyre and settlement of related forward contract	365	189,741	—	—	—	—	—	—
Settlement of financing costs in connection with private placement of Series A non-voting convertible preferred stock	—	41	—	—	—	—	—	—
Issuance of common stock in connection with the asset acquisition of Spyre and settlement of related forward contract	—	—	518	1	(1)	—	—	—
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	281	—	—	—	—	—
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—		10	—	105	—	—	105
CVR distribution to common stockholders	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,112	—	—	2,112
Foreign currency translation adjustment	—	—	—	—	—	(29)	—	(29)
Unrealized loss on marketable securities	—	—	—	—	—	(114)	—	(114)
Net loss	—	—	—	—	—	—	(40,107)	(40,107)
Balances - September 30, 2023	1,086	$387,105	4,049	$7	$455,957	$(132)	$(701,234)	$(245,402)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(151,722)	$(275,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	35,617	8,405
Acquired in-process research and development	—	130,188
Change in fair value of CVR liability	19,630	(1,300)
Change in fair value of forward contract liability	—	83,530
Gain on sale of in-process research and development asset	—	(14,609)
Lease ROU asset and leasehold improvement impairment loss	—	2,580
Loss on disposal of long-lived assets	—	915
Net accretion of discount on marketable securities	(8,985)	(612)
Interest proceeds from maturities of zero coupon US Treasury Bills	581	—
Depreciation and amortization	—	744
Amortization of operating lease assets	—	220
Other	—	18
Changes in operating assets and liabilities:
Accounts payable	4,268	1,001
Accrued and other liabilities	(257)	(4,000)
Related party accounts payable	(15,138)	(2,115)
Prepaid expenses and other assets	(4,205)	3,310
Deferred revenue	—	575
Development receivables	—	212
Operating lease liabilities	—	(2,326)
Net cash used in operating activities	(120,211)	(68,874)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and sales of marketable securities	183,419	21,000
Purchases of marketable securities	(366,160)	(112,631)
Cash assumed from asset acquisition of Spyre	—	3,035
Proceeds from sale of in-process research & development asset	—	15,000
Proceeds from sale of property and equipment	—	475
Net cash used in investing activities	(182,741)	(73,121)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series B non-voting convertible preferred stock in connection with private placement, net of placement and other offering costs	168,850	—
Proceeds from issuance of Series A non-voting convertible preferred stock in connection with private placement, net of placement and other offering costs	—	197,364
Proceeds from issuance of common stock in connection with at-the-market offerings, net of issuance costs	11,760	—
Payment of deferred offering costs in connection with shelf registration	(78)
Payments related to contingent value rights liability	(1,430)	—
Proceeds from employee stock option exercises, employee stock plan purchases, and exercise of prefunded warrants	6,203	123
Principal payments on finance lease obligation	—	(16)
Net cash provided by financing activities	185,305	197,471
Effect of exchange rate on cash, cash equivalents, and restricted cash	12	7
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(117,635)	55,483

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Beginning of period	189,215	36,416
End of period	$71,580	$91,899

(Continued on next page)

	Nine Months Ended September 30,
	2024	2023
Supplemental Disclosure of Non-Cash Investing and Financing Information:
Exchange of Series A non-voting convertible preferred stock for common stock	$38,502	$—
Conversion of Series B non-voting convertible preferred stock into common stock	$244,010	$—
Unpaid amounts related to issuance of common stock in connection with at-the-market offerings, net of offering costs	$329	$—
Allocation of deferred offering costs against proceeds of issuance of common stock	$10	$—

Reconciliation of Cash, Cash Equivalents, and Restricted Cash Reported in the Statement of Financial Position
Cash and cash equivalents	$71,580	$90,592
Restricted cash	—	1,307
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$71,580	$91,899
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
On May 14, 2024, the Company's stockholders approved the issuance of Common Stock upon conversion of the Company's Series B Preferred Stock to Common Stock. A total of 254,958 shares of Series B Preferred Stock automatically converted to 10,198,320 shares of Common Stock; 16,667 shares of Series B Preferred Stock did not automatically convert and remained outstanding as of September 30, 2024.
On September 6, 2024, the Company filed a new shelf registration statement on Form S-3 that was declared effective by the SEC for the potential offering, issuance and sale by the Company of up to $500.0 million of our common stock, preferred stock, debt securities, warrants and/or units consisting of all or some of these securities. Concurrent with the filing of the shelf-registration statement, the Company entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”), as its sales agent, pursuant to which the Company may issue and sell shares of its common stock for an aggregate offering price of up to $200.0 million under an at-the-market (“ATM’) offering program included in the shelf registration. In September 2024, the Company sold 426,287 shares of common stock under the ATM at a price per share of $28.15, resulting in net proceeds of $11.8 million.
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
Since its inception and through September 30, 2024, the Company has funded its operations by raising an aggregate of approximately $1.1 billion of gross proceeds from the sale and issuance of convertible preferred stock and common stock, pre-funded warrants, the collection of grant proceeds, and the licensing of its product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East. As of September 30, 2024, Spyre had an accumulated deficit of $916.1 million, and cash, cash equivalents, and marketable securities of $414.2 million.

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
Unaudited Interim Financial Information
The interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of September 30, 2024, and its results of operations for the three and nine months ended September 30, 2024 and 2023, changes in convertible preferred stock and stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. The December 31, 2023 balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2023 (the "Annual Report") as filed with the SEC on February 29, 2024 and amended on March 1, 2024.
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
Recently Adopted Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2024 that are of significance or potential significance to the Company.
Not Yet Adopted Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued ASU 2024-03 to require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact this ASU will have on our disclosures.
3. Fair Value Measurements
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$69,900	$—	$—	$69,900
U.S. government treasury securities	140,072	—	—	140,072
U.S. government agency securities	—	100,328	—	100,328
Commercial paper	—	75,717	—	75,717
Corporate bonds	—	26,530	—	26,530
Total financial assets	$209,972	$202,575	$—	$412,547

Liabilities:
Parapyre Option Obligation	$—	$13,035	$—	$13,035
CVR liability	—	—	60,900	60,900
Total liabilities	$—	$13,035	$60,900	$73,935

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$150,648	$—	$—	$150,648
U.S. government treasury securities	32,843	—	—	32,843
U.S. government agency securities	—	16,257	—	16,257
Commercial paper	—	104,141	—	104,141
Corporate bonds	—	33,064	—	33,064
Total financial assets	$183,491	$153,462	$—	$336,953

Liabilities:
CVR liability	$—	$—	$42,700	$42,700
Total liabilities	$—	$—	$42,700	$42,700
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
The significant inputs used to estimate the fair value of the CVR liability were as follows:

September 30, 2024
Estimated cash flow dates	05/28/25 - 06/22/26
Estimated probability of success	72% - 100%
Estimated reimbursement rate compared to reimbursement target	81% - 100%
Risk-adjusted discount rates	7.76% - 7.82%
The change in fair value between December 31, 2023 and September 30, 2024 was a $19.6 million increase, primarily driven by changes in the likelihood of achievement of certain milestones and the time value of money, partially offset by an increase in risk-adjusted discount rates.
The following table presents changes in the CVR liability for the periods presented (in thousands):

CVR Liability
Beginning balance as of December 31, 2023	$42,700
Changes in the fair value of the CVR liability	19,630
Payments	(1,430)
Ending Balance as of September 30, 2024	$60,900
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

4. Cash Equivalents and Marketable Securities
The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$69,900	$—	$—	$69,900
Total cash equivalents	$69,900	$—	$—	$69,900

Marketable securities:
Commercial paper	$75,503	$214	$—	$75,717
Corporate bonds	26,457	76	(3)	26,530
U.S. government treasury securities	139,313	768	(9)	140,072
U.S. government agency securities	99,973	363	(8)	100,328
Total marketable securities	$341,246	$1,421	$(20)	$342,647

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$150,648	$—	$—	$150,648
Commercial paper	24,950	5	—	24,955
U.S. government treasury securities	10,965	1	—	10,966
Total cash equivalents	$186,563	$6	$—	$186,569

Marketable securities:
Commercial paper	$79,124	$62	$—	$79,186
Corporate bonds	32,984	81	(1)	33,064
U.S. government treasury securities	21,846	31	—	21,877
U.S. government agency securities	16,147	110	—	16,257
Total marketable securities	$150,101	$284	$(1)	$150,384

The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$1,952	$(3)	$—	$—	$1,952	$(3)
U.S. government treasury securities	17,517	(9)	—	—	17,517	(9)
U.S. government agency securities	18,101	(8)	—	—	18,101	(8)
Total marketable securities	$37,570	$(20)	$—	$—	$37,570	$(20)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$9,907	$(1)	$—	$—	$9,907	$(1)
U.S. government treasury securities	4,831	—	—	—	4,831	—
Total marketable securities	$14,738	$(1)	$—	$—	$14,738	$(1)
The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. As of September 30, 2024 and December 31, 2023, an allowance for credit losses had not been recognized. Given the Company's intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, the Company does not consider these marketable securities to be impaired as of September 30, 2024 and December 31, 2023.
The financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash deposits. Accounts at each of our two U.S. banking institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor. As of September 30, 2024 and December 31, 2023, cash deposits at the Company's U.S. banking institutions exceeded the FDIC limits. Uninsured foreign cash deposits were immaterial for both periods.
There were no realized gains or losses on marketable securities for the three and nine months ended September 30, 2024 and 2023. Interest on marketable securities is included in interest income. Accrued interest receivable on available-for-sale debt securities as of September 30, 2024 and December 31, 2023, was $1.7 million and $0.9 million, respectively, and is reflected in Prepaid expenses and other current assets.
The following table summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	September 30, 2024	December 31, 2023
Due in one year or less	$253,613	$115,784
Due in 1 - 2 years	89,034	34,600
Total marketable securities	$342,647	$150,384

The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.
5. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation	$3,966	$4,054
Accrued contracted research and development costs	7,527	7,092
Accrued professional and consulting fees	1,134	1,474
Accrued other	526	488
Total accrued and other current liabilities	$13,153	$13,108
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

The Company determined that the cost to acquire the asset was $113.2 million which was recorded as acquired in-process research and development ("IPR&D"). The fair value of the consideration issued consisted of the 364,887 shares of Series A Preferred Stock (14,595,480 shares of Common Stock on an as-converted basis) and 517,809 shares of Common Stock, valued at $291.08 per share and $7.277 per share, respectively.
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
On May 14, 2024, the Company and Paragon entered into (i) a license agreement (the “SPY001 License Agreement”), pursuant to which Paragon granted the Company a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting α4ß7 integrin and (ii) a license agreement (the “SPY002 License Agreement”), pursuant to which Paragon granted the Company a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting TL1A, respectively.
On October 11, 2024, the Company and Paragon entered into a license agreement (the "SPY003 License Agreement" and, together with the SPY001 License Agreement and the SPY002 License Agreement, the "License Agreements"), pursuant to which Paragon granted the Company a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting IL-23 in the field of IBD.
Under the terms of each License Agreement, the Company is obligated to pay Paragon up to $22.0 million based on specific development, regulatory and clinical milestones for the first product under each agreement, respectively, that achieves such specified milestones, including a $1.5 million fee for nomination of a development candidate, as applicable, and a further milestone payment of $2.5 million upon the first dosing of a human patient in a Phase 1 trial. In addition, the following summarizes other key terms of each License Agreement:
•Paragon will provide the Company with an exclusive license (such license, with respect to the SPY003 License Agreement only, being limited to the field of IBD) to its patents covering the related antibody, the method of use and its method of manufacture.
•Paragon will not conduct any new campaigns that generate anti-α4ß7 or anti-TL1A monospecific antibodies in any field or anti-IL-23 monospecific antibodies in the field of IBD, in each case for at least 5 years.

•The Company will pay Paragon a low single-digit percentage royalty for single antibody products and a mid single-digit percentage royalty for products containing more than one antibody from Paragon.
•There is a royalty step-down of 1/3rd if there is no Paragon patent in effect during the royalty term.
•The royalty term ends on the later of (i) the last-to-expire licensed patent or Company patent directed to the manufacture, use or sale of a licensed antibody in the country at issue or (ii) 12 years from the date of first sale of a Company product.
•Agreement may be terminated on 60 days’ notice by the Company; on material breach without cure; and to the extent permitted by law, on a party’s insolvency or bankruptcy.
•With respect to the SPY002 License Agreement only, on a product by product basis, the Company will pay sublicensing fees of up to approximately $20 million upon the achievement of mostly commercial milestones.
The Company recognizes the expense associated with each milestone when the achievement of the milestone is deemed probable. During the three and nine months ended September 30, 2024, the Company recognized expense of nil and $5.5 million related to Paragon license milestone payments recorded within Research and development expenses in the accompanying condensed statement of operations. There was no such expense for the three and nine months ended September 30, 2023.
For the three and nine months ended September 30, 2024, the Company made cash milestone payments to Paragon totaling $2.5 million and $5.5 million, respectively. As of September 30, 2024, there were no Paragon license milestone payments outstanding and payable to Paragon.
Additionally, the Company recognized $0.3 million and $0.4 million related to sublicensing fees and which was recorded as Research and development expenses in the accompanying condensed statement of operations for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, $0.3 million in sublicensing fees were outstanding and payable to Paragon.
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
The following is the summary of expenses related to the Paragon Agreement and License Agreements, which are ultimately settled in cash (in millions) and recorded within Research and development in the consolidated statement of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reimbursable costs under the Paragon Agreement	$1.3	$16.7	$15.3	$17.9
License Agreements milestone and sublicensing fees	0.3	—	5.9	—
Total related party expense (excludes stock comp)	$1.6	$16.7	$21.2	$17.9

The following is the summary of Related party accounts payable and other current liabilities (in millions):

	September 30, 2024	December 31, 2023
Reimbursable costs under the Paragon Agreement	$1.2	$16.6
Parapyre warrants liability	13.0	—
License Agreements development milestone liability (see Note 7)	0.3	—
Total related party accounts payable	$14.5	$16.6
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
For the three and nine months ended September 30, 2024, the Company recognized expenses related to services provided by Paragon totaling $7.4 million and $28.3 million, respectively, which included $6.1 million and $13.0 million, respectively, of stock-based compensation expense, and were recorded as Research and development expenses in the consolidated statements of operations. Included within the expenses recognized for services provided by Paragon for the nine months ended September 30, 2024, is a $5.9 million reduction in Research and development expenses related to the reimbursement of 50% of the development costs for the SPY003 research program by Paragon.
For the three and nine months ended September 30, 2024, the Company made payments totaling $1.2 million and $30.7 million respectively, in connection with the Paragon Agreement.

Parapyre Option Obligation
Pursuant to the Paragon Agreement, the Company agreed to issue Parapyre an annual equity grant of warrants, on the last business day of each of the years ended December 31, 2023 and December 31, 2024, to purchase 1% of the then outstanding shares of the Company's Common Stock, on a fully diluted basis, during the term of the Paragon Agreement. See Note 10 for disclosures related to the Parapyre Option Obligation.
Paragon License Agreements
See Note 7 for disclosures related to the License Agreements entered into with Paragon.
Mark McKenna Option Grant
On February 1, 2024, the Board appointed Mark McKenna as a Class I director. Mr. McKenna and the Company are parties to a consulting agreement, pursuant to which Mr. McKenna agreed to continue to provide consulting services as an independent contractor to the Company, with an effective date of August 1, 2023 (the “Vesting Commencement Date”). As compensation for Mr. McKenna’s consulting services, on November 22, 2023, he was granted non-qualified stock options to purchase 477,000 shares of the Company’s Common Stock under the 2016 Plan (as defined in Note 8) with an exercise price of $10.39 per share, which vest as to 25% on the one year anniversary of the Vesting Commencement Date and thereafter vest and become exercisable in 36 equal monthly installments, subject to Mr. McKenna’s continued service to the Company through each applicable vesting date. For the three and nine months ended September 30, 2024, the Company recognized $0.3 million and $0.8 million, respectively, in stock-based compensation expense related to Mr. McKenna's consulting agreement. There was no such expense for the three and nine months ended September 30, 2023.
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
As of September 30, 2024, all pre-funded warrants have been exercised and none remain outstanding.
Parapyre Warrants
The Company settled its 2023 obligations under the Parapyre Option Obligation by issuing Parapyre 684,407 warrants to purchase the Company's Common Stock, with a $21.52 per share exercise price for each warrant. Pursuant to the terms of the warrant agreement, the outstanding warrants to purchase shares of Common Stock may not be exercised if the holder’s ownership of the Company’s Common Stock would exceed 4.99%. As of September 30, 2024, none of the warrants issued under the Parapyre Option Obligation have been exercised.
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
Following stockholder approval of the Series B Conversion Proposal, each share of Series B Preferred Stock automatically converted into 40 shares of the Common Stock, subject to certain limitations, including that a holder of Series B Preferred Stock is prohibited from converting shares of Series B Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (established by the holder between 0.0% and 19.9%) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion. 254,958 shares of Series B Preferred Stock automatically converted to 10,198,320 shares of Common Stock; 16,667 shares of Series B Preferred Stock did not automatically convert and remain outstanding as of September 30, 2024 due to beneficial ownership limitations. This conversion was recorded as a reclassification between Series B Preferred Stock and Common Stock based on the historical per-share contributed capital amount of the Series B Preferred Stock.
S-3 Shelf & ATM
On September 6, 2024, the Company filed a new shelf registration statement on Form S-3 that was declared effective by the SEC for the potential offering, issuance and sale by the Company of up to $500.0 million of our common stock, preferred stock, debt securities, warrants and/or units consisting of all or some of these securities. Concurrent with the filing of the shelf-registration statement, the Company entered into a sales agreement (the "Sales Agreement") with TD Securities (USA) LLC (“TD Cowen”), as its sales agent, pursuant to which the Company may issue and sell shares of its common stock for an aggregate offering price of up to $200.0 million under an at-the-market (“ATM’) offering program included in the shelf registration. In September 2024, the Company sold 426,287 shares of common stock under the ATM at a price per share of $28.15 resulting in net proceeds of $11.8 million. As of November 1, 2024, $188.0 million remained available for sale under the Sales Agreement.
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
As of September 30, 2024, a total of 952 shares of Common Stock are subject to options outstanding under the 2015 Plan and will become available under the 2016 Equity Incentive Plan (“2016 Plan”) to the extent the options are forfeited or lapse unexercised.
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
As of September 30, 2024, the 2016 Plan had 7,228,113 shares available for future issuance, of which 3,247,677 shares were subject to outstanding option awards.
2018 Equity Inducement Plan
The 2018 Equity Inducement Plan (“2018 Plan”) became effective in February 2018.
During the third quarter of 2024, the Company amended the 2018 Plan to increase the number of shares of Common Stock reserved for issuance by 1,000,000. After this amendment and as of September 30, 2024, the 2018 Plan had 6,999,445 shares available for future issuance, of which 5,624,067 shares were subject to outstanding option awards and restricted unit awards.
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
The following table summarizes the Company’s stock awards granted under all equity incentive and inducement plans for each of the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	425,500	$25.74	1,044,667	$14.50	1,857,853	$28.40	3,867,366	$9.65
Parapyre Option Obligation
As of September 30, 2024, the pro-rated estimated fair value of the options to be granted on December 31, 2024 related to the Parapyre Option Obligation, was approximately $13.0 million. For the three and nine months ended September 30, 2024, $6.1 million and $13.0 million, respectively, was recognized as stock compensation expense related to the Parapyre Option Obligation. For the three and nine months ended September 30, 2023, $2.7 million and $2.9 million, respectively, was recognized as stock compensation expense related to the Parapyre Option Obligation. As of September 30, 2024, the unamortized expense related to the Parapyre Option Obligation was $4.4 million.
2016 Employee Stock Purchase Plan
Under the Company’s 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company issued and sold 14,053 and 16,383 shares during the three and nine months ended September 30, 2024, respectively, and sold 704 and 2,496 shares during the three and nine months ended September 30, 2023, respectively. The aggregate cash proceeds were not material for all periods.
Stock-based Compensation Expense
Total stock-based compensation expense recognized from the Company’s equity incentive plans, 2018 Plan, 2016 ESPP and Parapyre Option Obligation during the periods presented was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development (1)	$8,555	$2,965	$18,863	$4,136
General and administrative	4,545	1,820	16,754	4,269
Total stock-based compensation expense (2)	$13,100	$4,785	$35,617	$8,405

(1) For the three and nine months ended September 30, 2024, $6.1 million and $13.0 million, respectively, was recognized as stock compensation expense related to the Parapyre Option Obligation. For the three and nine months ended September 30, 2023, $2.7 million and $2.9 million, respectively, was recognized as stock compensation expense related to the Parapyre Option Obligation.
(2) Of the total $13.1 million and $35.6 million of stock-based compensation expense for the three and nine months ended September 30, 2024, $0.1 million and $3.6 million, respectively, is related to legacy Aeglea employees and directors who had been terminated as of the end of the respective period. Of the total $4.8 million and $8.4 million of stock-based compensation expense for the three and nine months ended September 30, 2023, $0.8 million and $4.2 million, respectively, is related to legacy Aeglea employees and directors who had been terminated as of the end of the period.

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the Company's equity incentive plans, and the shares purchasable under the 2016 ESPP during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock Options Granted
Expected term (in years)	6.08	6.08	6.02	6.04
Expected volatility	105%	101%	105%	111%
Risk-free interest	4.13%	4.28%	4.03%	4.07%
Dividend yield	—	—	—	—

2016 ESPP
Expected term (in years)	0.50	0.50	0.50	0.49
Expected volatility	71%	222%	83%	181%
Risk-free interest	5.02%	5.29%	5.15%	4.99%
Dividend yield	—	—	—	—
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
The Company did not recognize any revenue under the Immedica Agreement for the three and nine months ended September 30, 2024. For the nine months ended September 30, 2023, the Company recognized $0.9 million of development fee revenue in connection with the Immedica Agreement, which was attributable to the PEACE Phase 3 trial and BLA package for pegzilarginase. There was no such revenue for the three months ended September 30, 2023.
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

The Company did not have any contract assets or liabilities as of September 30, 2024 and December 31, 2023.
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
The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	4,733,609	3,135,672	4,583,260	1,426,224
Unvested restricted stock units	65,925	—	69,503	252
Outstanding Parapyre warrants	684,407	—	684,407	—
Series A Preferred Stock (1)	13,841,800	—	15,369,403	—
Series B Preferred Stock (1)	666,680	—	340,639	—
(1) Assumes each share is converted to 40 shares of Common Stock, in accordance with the terms of the respective certificate of designation without regard to any beneficial ownership limitations.

The following is a reconciliation of the shares used as the denominator for the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average Common Stock	50,889,433	4,015,661	44,146,958	3,116,434
Weighted average pre-funded warrants	—	278,151	116,788	845,112
Total basic and diluted weighted average shares	50,889,433	4,293,812	44,263,746	3,961,546
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
Sale of Assets
During the second quarter of 2023, the Company sold various lab equipment, consumables, and furniture and fixtures for total consideration of $0.5 million. After recording the disposal of all property and equipment net of proceeds, the Company recorded a $0.7 million and $0.2 million loss on disposal of long lived assets within Research and development and General and administrative expenses, respectively.
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

As of December 31, 2023, $1.1 million of restructuring costs remained outstanding and unpaid. As of September 30, 2024, there were no remaining liabilities under the restructuring plan described above.
15. Subsequent Events
On October 1, 2024, the Company appointed Sheldon Sloan, M.D., M. Bioethics, to serve as its Chief Medical Officer.
On October 11, 2024, the Company and Paragon entered into the SPY003 License Agreement, pursuant to which Paragon granted the Company a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting IL-23 in the field of IBD.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (this "Quarterly Report") as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report") filed with the Securities and Exchange Commission (the "SEC") on February 29, 2024 and amended on March 1, 2024. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements regarding our expected results, outcomes, and the timing of these results and outcomes, plans, objectives, expectations and intentions. Our actual results and outcomes could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Quarterly Report entitled “Risk Factors.” As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company,” "Aeglea BioTherapeutics, Inc." or “Spyre” refers to Spyre Therapeutics, Inc. and its consolidated subsidiaries, including Spyre Therapeutics, LLC, taken as a whole.
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
Through the Asset Acquisition, we received the option to license certain intellectual property rights related to four research programs (collectively, the "Option"). On July 12, 2023, we exercised the Option with respect to one of these research programs to be granted an exclusive license to all of Paragon's rights, title and interest in and to intellectual property rights, including inventions, patents, sequence information and results, under SPY001, our α4β7 integrin program, to develop and commercialize antibodies and products worldwide in all therapeutics disorders. If this research program is pursued non-provisionally and matures into issued patents, we would expect those patents to expire no earlier than 2044, subject to any disclaimers or extensions. On December 14, 2023, we exercised the Option under the Paragon Agreement to be granted an exclusive license to all of Paragon’s rights, title and interest in and to intellectual property rights, including inventions, patents, sequence information and results, under SPY002, our TL1A program, to develop and commercialize antibodies and products worldwide in all therapeutics disorders. If this research program is pursued non-provisionally and matures into issued patents, we would expect those patents to expire no earlier than 2044, subject to any disclaimers or extensions. On June 5, 2024, we exercised the Option under the Paragon Agreement to be granted an exclusive license to all of Paragon’s rights, title and interest in and to intellectual property rights, including inventions, patents, sequence information and results, under SPY003, our IL-23 program, to develop and commercialize antibodies and products worldwide solely in inflammatory bowel disease ("IBD") indications. If this research program is pursued non-provisionally and matures into issued patents, we would expect those patents to expire no earlier than 2045, subject to any disclaimers or extensions. The License Agreements pertaining to SPY001 and SPY002 between the Company and Paragon were executed in the second quarter of 2024, and the License Agreement pertaining to SPY003 was executed in October 2024. Furthermore, as of the date of this Quarterly Report, the Option remains unexercised with respect to the intellectual property rights related to the last remaining research program under the Paragon Agreement, SPY004.
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
Our Portfolio
We are advancing a pipeline of monoclonal antibodies (“mAbs”) for the treatment of IBD (UC and CD) and plan to develop patient selection approaches for each of our programs. The following table summarizes the our programs:

We have one other early-stage program, SPY004, a monoclonal antibody that targets a novel mechanism of action ("MOA").
We have nominated development candidates for SPY001, SPY002, and SPY003. We executed the License Agreements with Paragon for SPY001 and SPY002 in the second quarter of 2024 and we executed the SPY003 License Agreement in the fourth quarter of 2024. The SPY001 and SPY002 licenses are indication agnostic, and the SPY003 license is restricted to IBD. We additionally have an exclusive option under the agreement for a discovery stage program targeting a novel MOA that also incorporates half-life extension (SPY004). We have sole development responsibility for SPY001, SPY002, and SPY003. We and Paragon have established a Joint Development Committee, comprised of two employees from Spyre and two employees from Paragon, to jointly direct research and development work for SPY004 prior to the execution of a license agreement for such program. We have final decision rights regarding the budget for the SPY004 research program. See the section titled “Paragon Agreement” for more information on the Paragon Agreement, including the Option.

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
SPY001 preclinical characterization studies were conducted in-house with support from third party vendors. SPY001 demonstrates similar potency and selectivity as synthesized vedolizumab in preclinical in vitro models including surface plasmon residence (n=5 concentrations) and cellular adhesion assays (see Figure 1, n=6 replicates per group). It also incorporates a half-life extending modification resulting in an increase in half-life of greater than three-fold in Tg276 transgenic mice that express human FcRn (n=5 per group) and an increase in half-life of greater than three-fold in NHPs (n=6 per group), compared to vedolizumab (see Figure 2).
The 28-day GLP toxicity study in NHPs (n=42) for SPY001 was completed with the highest dose level tested determined as the no-observed-adverse-effect-level. The Company initiated a FIH Phase 1 trial for SPY001 in June 2024. The SPY001 Phase 1 trial is a double blind, placebo-controlled trial in healthy volunteers and consists of a single-ascending dose (SAD) component and a multi-ascending dose (MAD) component. The trial design includes enrolling 56 healthy adult participants into five SAD cohorts and two MAD cohorts. Additional cohorts may be added to the study to evaluate pharmacokinetics in healthy volunteers of various ethnicities to facilitate subsequent global clinical trials. The primary endpoint is safety, with pharmacokinetics (PK) and Anti-drug Antibodies (ADA) serving as secondary endpoints. We expect interim safety and PK data from this trial by year-end 2024. If successful, SPY001 would then advance to Phase 2 clinical trials and, pending further success, Phase 3 clinical trials to support global regulatory submissions and commercial approval.

Figure 1. Potency and selectivity of SPY001 relative to synthesized vedolizumab in cellular assays (Data on file.).

Figure 2. Pharmacokinetic concentration-time curves of SPY001 compared to synthesized vedolizumab in Tg276 transgenic mice and non-human primates (Data on file. Initial group size was n=5 in mouse study (left) and n=6 in NHP study (right). Animals with suspected ADAs were excluded from half-life analysis; this did not impact the mouse study but resulted in n=5/cohort for SPY001 and n=3/cohort for vedolizumab at Day 49 of the NHP study.).
SPY002 – anti-TL1A mAb
For our co-lead program, SPY002, we have nominated two highly potent, highly selective, and fully human mAb candidates designed to bind to tumor necrosis factor-like ligand 1A (“TL1A”), both of which are in preclinical development for the treatment of IBD (UC and CD). TL1A is a protein that plays a role in regulating the immune system and is elevated in the gut tissue of individuals with IBD. TL1A interacts with its receptor, death receptor 3 (“DR3”), which is expressed in various immune cells, including T cells. This interaction triggers signaling pathways that contribute to inflammation and immune system activation, leading to IBD symptomology. The SPY002 candidates have been designed to block the interaction between TL1A and DR3, and thereby inhibit the downstream signaling events and dampen the inflammatory response. By neutralizing TL1A, we believe the SPY002 candidates have the potential to modulate the immune response in IBD patients, potentially reducing disease activity and promoting mucosal healing.
SPY002 preclinical characterization studies were conducted in-house with support from third party vendors. Our extensive discovery campaign has identified two lead candidates which bind TL1A monomers and trimers and have subnanomolar potency in cellular assays (see Figure 3, n=4 replicates per group per study). The candidates also exhibited extended pharmacokinetic half-lives of greater than two to three-fold relative to synthesized competitor molecules in clinical development that do not incorporate half-life extending modifications, based on head-to-head preclinical studies in NHPs (see Figure 4, n=5 per group).
The 42-day GLP toxicity studies in NHPs (n=42) for both SPY002 candidates were completed with the highest dose level tested determined as the no-observed-adverse-effect-level. The Company expects to initiate two FIH trials in healthy volunteers in the fourth quarter of 2024, one for each of our SPY002 candidates, followed by interim safety and PK data from these trials in the first half of 2025. If successful, one SPY002 candidate would then advance to Phase 2 clinical trials and, pending further success, Phase 3 clinical trials to support global regulatory submissions and commercial approval.
Figure 3. Inhibition of TL1-A induced TF-1 cell apoptosis (left) and IFNγ secretion in primary human whole blood 1 donor of 4 donors profiled (right) (Data on file. Duvakitug was not benchmarked in IFNγ secretion assay; Duvakitug, RO7790121, and tulisokibart are synthesized comparator antibodies).

Figure 4. Pharmacokinetic concentration-time curves of SPY002 candidates compared to synthesized competing anti-TL1A molecules in non-human primates (Data on file. Group size was n=5 for SPY002 mAbs and tulisokibart at final endpoints for half-life determination; No RO7790121 detected after day 28. Duvakitug not compared in these models given low human half-life (7-10 days).).
SPY003 – anti-IL-23 mAb
SPY003 is a preclinical-stage program designed to bind to Interleukin 23 (“IL-23”) and incorporates half-life extending modifications. IL-23 is a cytokine that is produced by immune cells and is involved in immune response regulation. IL-23 promotes the survival, expansion, and activity of Th17 cells. Th17 cells produce inflammatory cytokines, such as IL-17, which contribute to the inflammation seen in IBD. IL-23 also helps in the recruitment and activation of other immune cells, such as neutrophils, which further contribute to tissue damage in the gut. We have begun IND-enabling studies for SPY003 and expect to initiate FIH trials in the first quarter of 2025.
SPY003 preclinical characterization studies were conducted in-house with support from third party vendors. Our extensive discovery campaign has identified a lead candidate which binds to the p19 subunit of IL-23 with subnanomolar potency in cellular assays (see Figure 5, n=2 and n=3 for pSTAT assay and IL-17 assay, respectively). The development candidate also exhibited extended pharmacokinetic half-life of greater than three-fold relative to a synthesized risankizumab comparator that does not incorporate half-life extending modifications, based on head-to-head preclinical studies in NHPs (see Figure 6, n=4 per group with n=4 and n=3 at the final timepoint for half-life determination for SPY003 and risankizumab, respectively).
The 28-day GLP toxicity studies in NHPs is ongoing. The Company expects to initiate a FIH trial in healthy volunteers in the first quarter of 2025, followed by interim safety and PK data from these trials in the second half of 2025. If successful, SPY003 would then advance to Phase 2 clinical trials and, pending further success, Phase 3 clinical trials to support global regulatory submissions and commercial approval.

Figure 5. Inhibition of IL-23 induced STAT3 phosphorylation in a human lymphoma cell line (DB) (left) and IL-23 induced IL-17 secretion in human peripheral blood mononuclear cells (right) by SPY003 and synthesized risankizumab (Data on file).
Figure 6. Pharmacokinetic concentration-time curves of SPY003 candidate compared to synthesized risankizumab comparator in non-human primates (Data on file. Group size was n=4 in the NHP studies with n=4 and n=3 at the final timepoint for half-life determination for SPY003 and risankizumab, respectively).
SPY004 – novel MOA mAb
SPY004 has an undisclosed novel MOA and incorporates half-life extension modifications. Upon development candidate nomination, we intend to exercise our Option to acquire intellectual property rights for the SPY004 program pursuant to the Paragon Agreement.

SPY120 - combination, anti-α4β7 and anti-TL1A mAbs
SPY120 combines SPY001 (anti-α4β7) and SPY002 (anti-TL1A) antibodies, pairing two mechanisms studied in third-party clinical trials targeting non-overlapping sites of action. We are currently evaluating SPY120 in nonclinical studies, and have initiated combination toxicology studies. Subject to regulatory feedback, we intend to initiate clinical trials in 2025 that will include SPY120.
In October 2024, the Company presented new preclinical data demonstrating the pharmacokinetics of co-administered SPY001 and SPY002 are comparable to historical monotherapy pharmacokinetics through 28-days in NHPs.
SPY130 - combination anti-α4β7 and anti-IL-23 mAbs
SPY130 combines SPY001 (anti-α4ß7) and SPY003 (anti-IL-23) antibodies, pairing two commercially validated mechanisms targeting non-overlapping sites of action. We are currently evaluating SPY130 in nonclinical studies and plan to initiate combination toxicology studies in 2024. Subject to regulatory feedback, we intend to initiate clinical trials in 2025 that will include SPY130.
In October 2024, the Company presented new preclinical data, demonstrating in a T-cell transfer model of IBD, that combination therapy with anti-IL-23 and anti-α4ß7 improved body weight and reduced colonic CD4+ infiltration and IL-17 levels relative to monotherapy.
SPY230 – combination anti-TL1A and anti-IL-23 mAbs
SPY230 combines SPY002 (anti-TL1A) and SPY003 (anti-IL-23) antibodies, pairing two complementary mechanisms of action with potential to address overlapping and non-overlapping triggers of inflammation. We are currently evaluating SPY230 in nonclinical studies and plan to initiate combination toxicology studies in 2024. Subject to regulatory feedback, we intend to initiate clinical trials in 2025 that will include SPY230.
In October 2024, the Company presented new preclinical data, demonstrating that anti-IL-23 and anti-TL1A have a synergistic effect on promoting IL-17 secretion from human and mouse cells, and that the combination of anti-IL-23 and anti-TL1A suppressed IL-17 secretion more effectively than either agent alone.
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
For the three and nine months ended September 30, 2024, we recognized $7.7 million and $34.2 million, respectively, in Research and development expenses that are due to Paragon under the Paragon Agreement. As of September 30, 2024, $14.5 million was unpaid and owed to Paragon under the Paragon Agreement.

On July 12, 2023, December 14, 2023, and June 5, 2024, we exercised our Option available under the Paragon Agreement with respect to the SPY001, SPY002, and SPY003 research programs, respectively. Our Option available under the Paragon Agreement with respect to the SPY004 program remains unexercised.
On May 14, 2024, we entered into the SPY001 License Agreement and the SPY002 License Agreement, and, on October 11, 2024, we entered into the SPY003 License Agreement.
Following the execution of each of the License Agreements, we became obligated to pay Paragon up to $22.0 million upon the achievement of specific development, regulatory and clinical milestones for the first product under each agreement, respectively, that achieves such specified milestones. During the three and nine ended September 30, 2024, we recognized nil and $5.5 million of expense related to license milestones inclusive of milestones related to the nomination of a development candidate for each of SPY001 and SPY002 and the first dosing of a human subject in a Phase 1 trial for SPY001. As of September 30, 2024, there were no amounts due related to development, regulatory and clinical milestones in connection with the License Agreements.
Subject to the execution of the Option with respect to the SPY004 research program, we expect to be obligated to make similar payments upon and following the execution of a license agreement with respect to such research program. With respect to the SPY002 License Agreement only, on a product by product basis, we are obligated to pay sublicensing fees of up to approximately $20 million upon the achievement of mostly commercial milestones.
Corporate Developments
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
Stockholder Approval of Series B Conversion
On May 14, 2024, the Company's stockholders approved the conversion of the Company's Series B Preferred Stock to Common Stock and such shares of Series B Preferred Stock were subsequently converted to Common Stock, subject to beneficial ownership limitations, in accordance with the Series B Certificate of Designation. 254,958 shares of Series B Preferred Stock automatically converted to 10,198,320 shares of Common Stock; 16,667 shares of Series B Preferred Stock did not automatically convert and remain outstanding as of September 30, 2024 due to beneficial ownership limitations.
Shelf S-3
In September 2024, we filed a new shelf registration statement on Form S-3 that was declared effective by the SEC for the potential offering, issuance and sale by us of up to $500.0 million of our common stock, preferred stock, debt securities, warrants and/or units consisting of all or some of these securities. Concurrent with the filing of the shelf-registration statement, we entered into a sales agreement (the "Sales Agreement") with TD Securities (USA) LLC (“TD Cowen”), as its sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $200.0 million under an at-the-market (“ATM’)

offering program. In September 2024, we sold 426,287 shares of common stock under the ATM at a price per share of $28.15 resulting in net proceeds of $11.8 million. As of November 1, 2024, $188.0 million remained available for sale under the Sales Agreement.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Dollar Change	% Change
	2024	2023

	(in thousands)
Revenue:
Development fee and royalty	$—	$—	$—	*
Total revenue	—	—	—

Operating expenses:
Research and development	44,744	24,660	20,084	81%
General and administrative	10,648	8,584	2,064	24%
Acquired in-process research and development	—	(298)	298	*
Gain on sale of in-process research and development asset	—	(14,609)	14,609	*
Total operating expenses	55,392	18,337	37,055	*
Loss from operations	(55,392)	(18,337)	37,055	*

Other (expense) income:
Interest income	5,184	1,251	3,933	*
Change in fair value of forward contract liability	—	(25,360)	(25,360)	*
Other (expense) income, net	(18,802)	2,342	21,144	*
Total other (expense) income	(13,618)	(21,767)	(8,149)
Loss before income tax expense	(69,010)	(40,104)	28,906	*
Income tax expense	(18)	(3)	15	*
Net loss	$(69,028)	$(40,107)	$28,921	*
__________________________________
*Percentage not meaningful
Research and Development Expenses. Research and development expenses increased by $20.1 million, or 81%, to $44.7 million for the three months ended September 30, 2024, from $24.7 million for the three months ended September 30, 2023. The increase was primarily driven by a $20.8 million increase in preclinical and clinical development activities, a $8.1 million increase in manufacturing costs, and a $5.0 million increase in compensation costs driven by the build-out of our research and development organization, partially offset by a $12.0 million decrease in antibody discovery costs and a $1.8 million decrease in costs related to the Company's legacy rare disease pipeline.
External research and development expenses include costs associated with third parties contracted to conduct research and development activities on behalf of the Company, including through Paragon, CROs, CMOs, and third-party laboratories. For the three months ended September 30, 2024 and 2023, external research and development costs were $38.9 million and $24.0 million, respectively. The increase was primarily due to increased costs associated with our IBD pipeline candidates, partially offset by decreased costs related to the Company's legacy rare disease pipeline.
    Internal research and development expenses include compensation and related costs associated with our research and development employees, as well as costs associated with the Company's on-premises research laboratory. For the three months ended September 30, 2024 and 2023, internal research and development costs accounted for $5.8 million and $0.6 million, respectively. The increase was primarily due to increased compensation costs driven by the build-out of our research and development organization.
General and Administrative Expenses. General and administrative expenses increased by $2.1 million, or 24%, to $10.6 million for the three months ended September 30, 2024, from $8.6 million for the three months ended September 30, 2023. The increase was primarily attributable to a $2.7 million increase in share-based compensation, partially offset by a $0.8 million decrease in professional services fees.
Gain on Sale of In-Process Research and Development Asset. Gain on sale of in-process research and development asset during the three months ended September 30, 2023 was due to the gain recognized on the sale of pegzilarginase to Immedica. There was no similar gain or loss during the three months ended September 30, 2024.
Interest Income. Interest income was $5.2 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively. The increase was primarily due to higher investment balances.
Change in Fair Value of Forward Contract Liability. Non-cash expense associated with the change in fair value of the forward contract liability was $25.4 million for the three months ended September 30, 2023. This expense was due to the change in fair value of the underlying Series A Preferred Stock between June 30, 2023 and the forward contract's settlement on July 7, 2023. There was no similar expense during the three months ended September 30, 2024.
Other (expense) income, net. Other (expense) income, net for the three months ended September 30, 2024 increased by $21.1 million versus the three months ended September 30, 2023 primarily driven by a $18.7 million change in fair value of the contingent value right liability during the current period compared to a $1.3 million decrease in fair value of the contingent right liability during the prior period.

Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Dollar Change	% Change
	2024	2023

	(dollars in thousands)
Revenue:
Development fee and royalty	$—	$886	$(886)	(100)%
Total revenue	—	886	(886)	(100)%

Operating expenses (income):
Research and development	112,308	55,822	56,486	101%
General and administrative	35,005	25,874	9,131	35%
Acquired in-process research and development	—	130,188	(130,188)	*
Gain on sale of in-process research and development asset	—	(14,609)	14,609	*
Total operating expenses	147,313	197,275	(49,962)	*
Loss from operations	(147,313)	(196,389)	(49,076)	*

Other (expense) income:
Interest income	15,536	2,021	13,515	*
Change in fair value of forward contract liability	—	(83,530)	(83,530)	*
Other (expense) income, net	(19,895)	2,262	22,157	*
Total other (expense) income	(4,359)	(79,247)	(74,888)	*
Loss before income tax expense	(151,672)	(275,636)	(123,964)	*
Income tax (expense) benefit	(50)	26	76	*
Net loss	$(151,722)	$(275,610)	$(123,888)	*
__________________________________
*Percentage not meaningful
Development Fee and Royalty Revenue. For the nine months ended September 30, 2024, we did not recognize any revenue in connection with the Immedica Agreement. For the nine months ended September 30, 2023, we recognized $0.9 million of development fee revenue in connection with the Immedica Agreement, which was attributable to the PEACE Phase 3 trial and drug supply and royalties from an early access program in France.
Research and Development Expenses. Research and development expenses increased by $56.5 million, or 101%, to $112.3 million for the nine months ended September 30, 2024, from $55.8 million for the nine months ended September 30, 2023. The increase was primarily driven by a $33.0 million increase in preclinical and clinical development, a $28.5 million increase in manufacturing costs, a $7.6 million increase in antibody discovery activities, a $5.9 million increase in intellectual property license milestone-based fees, and a $3.5 million increase in compensation costs primarily associated with an increase in research and development headcount, partially offset by a $20.1 million decrease in costs related to the Company's legacy rare disease pipeline and $2.9 million decrease in legacy wind-down costs.
External research and development expenses include costs associated with third parties contracted to conduct research and development activities on behalf of the Company, including through Paragon, CROs, CMOs, and third-party laboratories. For the nine months ended September 30, 2024 and 2023, external research and development costs accounted for $98.0 million and $42.5 million, respectively. The increase was primarily due to increased costs associated with our IBD pipeline candidates and stock compensation expense related to the Parapyre Option Obligation, partially offset by decreased costs related to the Company's legacy rare disease pipeline.
Internal research and development expenses include compensation and related costs associated with our research and development employees, as well as costs associated with the Company's on-premises research laboratory. For the nine months ended September 30, 2024 and 2023, internal research and development costs accounted for $14.3 million and $13.3 million, respectively. The increase was primarily driven by an increase in compensation costs associated with an increase in research and development headcount, partially offset by a decrease in costs associated with our on-premises research laboratory that was decommissioned, including the elimination of related internal roles, in the first half of 2023.
General and Administrative Expenses. General and administrative expenses increased by $9.1 million, or 35%, to $35.0 million for the nine months ended September 30, 2024, from $25.9 million for the nine months ended September 30, 2023. The increase was primarily due to a $12.5 million increase in stock-based compensation expense, inclusive of a $2.4 million acceleration expense related to legacy Aeglea officers and directors, partially offset by a $2.6 million reduction in compensation costs primarily associated with lower legacy severance costs, and $1.4 million reduction in lease termination costs that were incurred in the prior year.
Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses were $130.2 million for the nine months ended September 30, 2023, as the acquisition of Pre-Merger Spyre was determined by management to be an asset acquisition, in accordance with U.S. GAAP as the product candidates were determined to have no alternative future use. There was no similar expense during the nine months ended September 30, 2024.
Gain on Sale of In-Process Research and Development Asset. Gain on sale of in-process research and development asset during the nine months ended September 30, 2023 was due to the gain recognized on the sale of pegzilarginase to Immedica. There was no similar gain or loss during the nine months ended September 30, 2024.
Interest Income. Interest income was $15.5 million and $2.0 million for the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily due to higher investment balances.
Change in Fair Value of Forward Contract Liability. Non-cash expense associated with the change in fair value of the forward contract liability was $83.5 million for the nine months ended September 30, 2023. This expense was due to the change in fair value of the underlying Series A Preferred Stock between June 22, 2023 and the forward contract's settlement on July 7, 2023. There was no similar expense during the nine months ended September 30, 2024.
Other (expense) income, net. Other (expense) income, net for the nine months ended September 30, 2024 increased by $22.2 million versus the nine months ended September 30, 2023 primarily driven by a $19.6 million increase in fair value of the contingent value right liability during the current period compared to a $1.3 million decrease in fair value of the contingent right liability during the prior period.
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
Since our inception and through September 30, 2024, we have funded our operations by raising an aggregate of approximately $1.1 billion of gross proceeds from the sale and issuance of convertible preferred stock and common stock, pre-funded warrants, the collection of grant proceeds, and the licensing of our product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East. As of September 30, 2024, we had an accumulated deficit of $916.1 million.
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
In September 2024, we sold 426,287 shares of common stock under an at-the-market offering program at a price of $28.15 per share for aggregate gross proceeds of $12.0 million before deducting $0.3 million of placement agent and other offering expenses.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(120,211)	$(68,874)
Investing activities	(182,741)	(73,121)
Financing activities	185,305	197,471
Effect of exchange rate on cash, cash equivalents, and restricted cash	12	7
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(117,635)	$55,483
Cash Used in Operating Activities
Cash used in operating activities for the nine months ended September 30, 2024 was $120.2 million and reflected a net loss of $151.7 million. Our net loss was offset in part by non-cash expenses of $35.6 million for share-based compensation expense and a $19.6 million change in fair value of CVR liability, offset by a $15.3 million net change in operating assets and liabilities and $9.0 million in net accretion of discount on marketable securities. The net change in operating assets and liabilities was primarily driven by timing of payments to vendors.

Cash used in operating activities for the nine months ended September 30, 2023 was $68.9 million and reflected a net loss of $275.6 million. Our net loss was offset in part by non-cash expenses of $130.2 million for acquired IPR&D, $83.5 million change in fair value of forward contract liability, $8.4 million for stock-based compensation, $2.6 million impairment loss on lease abandonment, $1.0 million for depreciation and amortization, and $0.9 million on disposal of long-lived assets. The net change in operating assets and liabilities of $3.3 million primarily related to the continuing wind down of legacy operations.
Cash Used in Provided by Investing Activities
Cash used in investing activities for the nine months ended September 30, 2024 was $182.7 million and primarily consisted of $366.2 million in purchases of marketable securities, partially offset by $183.4 million in maturities and sales of marketable securities.
Cash used in investing activities for the nine months ended September 30, 2023, was $73.1 million and primarily consisted of $112.6 million in purchases of marketable securities, partially offset by $21.0 million in maturities and sales of marketable securities, $15.0 million in proceeds from the sale of in-process research & development asset, and $3.0 million cash assumed from the Asset Acquisition.
Cash Provided by Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2024 was $185.3 million, which primarily consisted of the net proceeds from the issuance of the Series B Preferred Stock in the March 2024 PIPE of $168.9 million, $11.8 million in net proceeds from the issuance of common stock in connection with the ATM, and $6.2 million from proceeds from stock option exercises and sales of Common Stock under our 2016 Employee Stock Purchase Plan and the exercise of pre-funded warrants.
Cash provided by financing activities for the nine months ended September 30, 2023, was $197.5 million, which primarily consisted of net proceeds from the issuance of the Series A Preferred Stock in the June 2023 PIPE.
Contingent contractual obligations
Through the Asset Acquisition, we received the Option to license certain intellectual property rights related to four research programs. The exercise of the Option allows for us to enter into an exclusive license agreement with Paragon for the respective research program. Thus far we have exercised the Option and entered into license agreements with respect to SPY001, SPY002, and SPY003. Under the terms of each License Agreement, we are obligated to pay Paragon up to $22.0 million based on specific development, regulatory and clinical milestones for the first product under each agreement. With respect to the SPY002 License Agreement only, on a product by product basis, we are obligated to pay sublicensing fees of up to approximately $20 million upon the achievement of mostly commercial milestones.
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
As of September 30, 2024, we held $414.2 million in cash, cash equivalents, and marketable securities predominately all of which was denominated in U.S. dollars, and consisted primarily of investments in money market funds, commercial paper, U.S. government obligations, and corporate bonds.
We are also exposed to market risk related to changes in foreign currency exchange rates as a result of our entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. For the three months ended September 30, 2024, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures, as of September 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We are substantially dependent on the success of the SPY001, SPY002 and SPY003 programs.
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
•Additional time may be required to obtain regulatory approval for our product candidates or future product candidates because of their status as combination products.
•If we are not successful in discovering, developing and commercializing our intraportfolio investigational drug combinations to achieve superior outcomes relative to the use of monotherapies or other combination therapies, our ability to achieve our strategic objectives would likely be impaired.
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
As of September 30, 2024, we had $414.2 million of cash, cash equivalents, marketable securities, and restricted cash. We will need to raise additional capital to continue to fund our operations and service our debt obligations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. For instance, in March 2024, we sold an aggregate of 121,625 shares of our Series B Preferred Stock in the March 2024 PIPE to the March 2024 Investors for gross proceeds of approximately $180.0 million. Subject to certain beneficial ownership limitations set by each holder of Series B Preferred Stock, each share of Series B Preferred Stock is convertible into an aggregate of 40 shares of our common stock. Following stockholder approval of the Series B Conversion Proposal, 254,958 shares of Series B Preferred Stock automatically converted to 10,198,320 shares of Common Stock; 16,667 shares of Series B

Preferred Stock did not automatically convert and remain outstanding as of September 30, 2024 due to beneficial ownership limitations.
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
The development and commercialization of drugs is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as academic institutions, governmental agencies, and public and private research institutions, among others. Many of the companies with which we are currently competing or will compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical testing, clinical trial conduct, regulatory approvals, and marketing than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, recruiting participants for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our product candidates.
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
We have no products on the market, all of our product candidates are in clinical or nonclinical stages of development, and we have not completed any clinical trials. As a result, we expect it will be many years before we commercialize any product candidate, if ever. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our product candidates, either alone or with third-parties, and we cannot guarantee that we will ever obtain regulatory approval for any of our product candidates. We have not yet demonstrated our ability to complete any clinical trials, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive nonclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our programs and future product candidates.
We or our collaborators may experience delays in initiating or completing nonclinical studies or clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, any current or future nonclinical studies and clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our current product candidates or any future product candidates, including:
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
•clinical trial sites may deviate from trial protocol or drop out of a trial;
•clinical trials of any product candidates may fail to show safety or efficacy, or produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional nonclinical studies or clinical trials, or we may decide to abandon product development programs;
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
•we may be unable to manufacture sufficient quantities of our product candidates for use in clinical trials;
•reports from clinical testing of other therapies may raise safety or efficacy concerns about our programs;
•we may fail to establish an appropriate safety profile for a product candidate based on clinical or nonclinical data for such product candidates as well as data emerging from other therapies in the same class as our product candidates; and
•the FDA or other regulatory authorities may require us to submit additional data such as long-term toxicology studies, additional clinical data or additional manufacturing data or impose other requirements before permitting us to initiate clinical trials or approving marketing/commercial sales.
Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND or similar application and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional nonclinical studies or we are required to satisfy other FDA requests prior to commencing future clinical trials, the start of such clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any future clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional nonclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries outside of the United States.
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
Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our three most advanced programs, SPY001, SPY002 and SPY003. We exercised our Option with respect to the SPY001, SPY002 and SPY003 programs on July 12, 2023, December 14, 2023, and June 5, 2024, respectively. Additionally, in May 2024, we signed license agreements with Paragon for rights to royalty-bearing, world-wide, exclusive licenses to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting ɑ4β7 integrin (SPY001 program) and TL1A (SPY002 program) and, in October 2024, we signed a license agreement for rights to a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting IL-23 (SPY003 program) in the field of IBD. We are investing a majority of our efforts and financial resources into the research and development of these programs. We initiated a Phase 1 clinical trial in healthy volunteers of SPY001 and announced the dosing of our first participant in June 2024. We anticipate initiating Phase 1 clinical trials in healthy volunteers of SPY002 in the fourth quarter of 2024 and a Phase 1 clinical trial in healthy volunteers of SPY003 in the first quarter of 2025, each subject to the filing of an IND or foreign equivalent and regulatory feedback and approval. The success of our programs is dependent on observing longer half-lives of our product candidates in humans and comparable or better safety and efficacy profiles than other mAbs currently marketed or in development. We believe these longer half-lives have the potential to result in more favorable dosing schedules for our product candidates, assuming they successfully complete clinical development and obtain marketing approval. This is based in part on the assumption that the longer half-lives observed in non-human primates (“NHPs”) will translate into extended half-lives of our product candidates in humans. To the extent we do not observe these extended half-lives with favorable safety and efficacy profiles when we dose humans with our product candidates, it would significantly and adversely affect the clinical and commercial potential of our product candidates.
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

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of nonclinical studies and clinical trials, such as the expected timing for the anticipated completion of our Phase 1 clinical trials in healthy volunteers and expected first participant dosing and topline data from our planned Phase 2 clinical trial(s) in IBD, as well as the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control, including positions that may be taken by or requirements of regulatory authorities. If we do not meet these milestones as publicly announced, or at all, the commercialization of our product candidates may be delayed or never achieved and, as a result, our stock price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.
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
Our approach to the discovery and development of the research programs with respect to which we have signed a license agreement, exercised the Option to acquire intellectual property license rights to or have the Option to acquire intellectual property license rights to pursuant to the Paragon Agreement, leverages clinically validated mechanisms of action and incorporates advanced antibody engineering to optimize half-life and other properties designed to overcome limitations of existing therapies. Our programs are purposefully designed to improve upon existing product candidates and products while maintaining the same well-established mechanisms of action. However, the scientific research that forms the basis of our efforts to develop programs using half-life extension technologies, including YTE and LS amino acid substitutions, is ongoing and may not result in viable programs. We have limited clinical data on product candidates utilizing YTE and LS half-life extension technologies, especially in I&I indications, demonstrating whether they are safe or effective for long-term treatment in humans. The long-term safety and efficacy of these technologies and the extended half-lives and exposure profiles of our programs compared to currently approved products are unknown.
We may ultimately discover that our investigational products developed with half-life extension technologies do not possess certain properties required for therapeutic effectiveness and could lead to adverse effects. We currently have only nonclinical data regarding the increased half-life properties of our programs and the same results may not be seen in humans. In addition, programs using half-life extension technologies may demonstrate different chemical and pharmacological properties in participants than they do in laboratory studies. This technology and any programs resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways.

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
Nonclinical and clinical development involve lengthy and expensive processes that are subject to delays and may result in uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results. If our nonclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.

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
Furthermore, a failure of one or more clinical trials can occur at any stage of testing. The outcome of nonclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. In addition, we expect to rely on participants to provide feedback on measures such as measures of disease activity and measures of quality of life, which are subjective and inherently difficult to evaluate. These measures can be influenced by factors outside of our control and can vary widely from day to day for a particular participant, and from participant to participant and from site to site within a clinical trial.
We cannot be sure that the FDA, or comparable foreign regulatory authority, as applicable, will agree with our clinical development plans. We plan to use the data from our ongoing and planned Phase 1 trials of our SPY001, SPY002 and SPY003 programs in healthy volunteers to support Phase 2 trials in IBD and other I&I indications. If the FDA and/or comparable foreign regulatory authority requires us to materially modify our proposed trial designs, conduct additional trials or enroll additional participants, our development timelines may be delayed. We cannot be sure that submission of an IND, CTA or similar application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate them. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient nonclinical, toxicology or other in vivo or in vitro data; delays in reaching a consensus with regulatory authorities on trial design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; CRO personnel changes which could lead to operational delays or complications; delays in identifying, recruiting and training suitable clinical investigators and their study teams; delays in obtaining required EC/IRB approval at each clinical trial site; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates or other supplies for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third-parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice requirements (“GCPs”) or applicable regulatory guidelines in other countries; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to facilities operated by a contract manufacturing organization ("CMO") and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and third-parties being unwilling or unable to satisfy their contractual obligations to us.
We could also encounter delays if a clinical trial is suspended or terminated by us, by the ECs/IRBs of the institutions in which such clinical trials are being conducted, by the external Data Monitoring Committee, if any, for such clinical trial or by the FDA or comparable foreign regulatory authorities. Such authorities may suspend, put on clinical hold or terminate a clinical trial due to a number of factors, including not aligning with or supporting our clinical trial designs or our failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the programs, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates, if the results of these trials are not positive or are only moderately positive or if there are safety concerns, our business and results of operations may be adversely affected and we may incur significant additional costs.
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
A complementary diagnostic is a medical device, often an in vitro device, which provides information that is valuable for the safe and effective use of a corresponding therapeutic drug or biologic product. A complementary diagnostic can be used to identify patients or subsets of patients who are more likely to benefit from the therapeutic product.
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
To be successful in developing, validating, obtaining approval of and commercializing a complementary diagnostic, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. We have limited prior experience with medical device or diagnostic test development. If we choose to develop and seek FDA or comparable foreign regulatory authority approval for complementary diagnostic tests on our own, we may require additional personnel. We may rely on third-parties for the design, development, testing, validation and manufacture of complementary diagnostic tests for our therapeutic product candidates that may benefit from such tests, the application for and receipt of any required regulatory approvals, and the commercial supply of these complementary diagnostics.
Although we currently plan to focus our complementary diagnostic development program on diagnostics that may help to identity patients with higher likelihood of response or better response to our product candidates, we do not believe such complementary diagnostics will be required by regulatory authorities in connection with granting regulatory approval for our product candidates but may aid in clinical trial recruitment, post-approval treatment decisions and maximizing the commercial success of our product candidates. If we or third-parties we engage are unable to successfully develop complementary diagnostics for our product candidates, or experience delays in doing so:
• we may be unable to maximize our potential to identify appropriate patients for enrollment in our clinical trials, which may adversely affect the development of our therapeutic product candidates;
• if the FDA or other regulators determine that the safe and effective use of our therapeutic product candidates, if any, depends on the diagnostics we develop, then we would have to expend time and resources to obtain regulatory approval of such diagnostics which could cause delays in the commercial launch or success of our product candidates; and
• we may not realize the full commercial potential of any therapeutics that receive marketing approval.
As a result of any of these events, our business, financial condition, results of operations and prospects could be materially and adversely affected.
We have limited experience in developing and commercializing diagnostics and have never applied for or obtained regulatory clearance or approval for any diagnostic tests.
To be successful in developing and commercializing therapeutic product candidates in combination with diagnostic candidates, we will need to address a number of scientific, technical, regulatory and logistical challenges. If we choose or are required to develop a companion diagnostic (i.e. a diagnostic test that is essential for the safe and effective use of one or more of our products), we or a collaborator may need to obtain marketing authorization from the FDA in order to legally market such diagnostics in the United States. As a company, we have little experience in the development of diagnostic tests, including companion diagnostics, and may not be successful in developing appropriate companion diagnostics to pair with any of our therapeutic product candidates that receive marketing approval, and have never applied for or obtained regulatory clearance or approval of any such diagnostic tests. Given our limited experience in developing diagnostic tests, we may rely in part or in whole on third-parties for their design, development and manufacture of such tests.
Before a new medical device, or a new intended use of, claim for, or significant modification to an existing device, can be marketed in the United States, a company must first submit an application for and receive 510(k) clearance pursuant to a premarket notification submitted under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”), de-novo classification, or premarket approval ("PMA") from FDA, unless an exemption applies. The PMA pathway, which we may pursue for our companion diagnostics, requires an applicant to demonstrate the safety and effectiveness of the product based, in part, on valid scientific evidence, including, but not limited to, technical, nonclinical, and clinical data. The 510(k) pathway requires an FDA finding that the test is substantially equivalent to a legally marketed predicate device. If no legally marketed predicate can be identified to enable use of the 510(k) pathway, the device is automatically classified under the FDCA into Class III, which generally requires PMA approval. However, for low- to moderate-risk novel devices, FDA allows for the possibility of marketing authorization through the “de novo classification” process rather than requiring the device to be subject to PMA approval. Products that are approved through a PMA application generally need prior FDA approval before modifications can be made that affect safety or effectiveness, and certain modifications to a 510(k)-cleared device may also require FDA premarket review before the modified product can be marketed. If we are unable to successfully develop, obtain regulatory clearance for and commercialize diagnostics to pair with our therapeutic product candidates, it could adversely impact our ability to develop and generate revenue from our product candidates.
Additional time may be required to obtain regulatory approval for our product candidates or future product candidates because of their status as combination products.
We may pursue development of combination products that require coordination within the FDA and comparable foreign regulatory authorities for review of their device and biologic components. Although the FDA and comparable foreign regulatory authorities have systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process. Of note, prior clearance or approval of one component of a combination product does not increase the likelihood that FDA will approve a later product combining the previously cleared product or approved active ingredient with a novel active ingredient.

A key element of our strategy is the development of intra-portfolio investigational drug combinations. If we are not successful in discovering, developing and commercializing investigational products that take advantage of different mechanisms of action to achieve superior outcomes relative to the use of monotherapies or other combination therapies, our ability to achieve our strategic objectives would likely be impaired.
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
We plan to pursue development of our investigational products in combination with one or more additional products or investigational products. The development of combination therapies may be more complex than the development of monotherapies and generally requires that sponsors demonstrate the contribution of each investigational product to the claimed effect and the safety and efficacy of the combination as a whole. This requirement may make the design and conduct of clinical trials more complex, requiring more clinical trial subjects and additional time and cost to complete. We also may not be able to meet the FDA’s current or future approval standards required for combination therapies or combination products, if we decided to administer or package a combination therapy as a single drug product. For example, under the "combination rule", the FDA may not file or approve a fixed-dose combination product unless each component of a proposed drug product is shown to make a contribution to the claimed effects and the dosage of each component (amount, frequency, duration) is safe and effective for the intended population. To satisfy these requirements, the FDA typically requires a clinical factorial trial, designed to assess the effects attributable to each drug in the combination product. This is particularly true when the ingredients are directed at the same sign or symptom of the disease or condition. The FDA has accepted a variety of approaches to satisfy the combination rule but the FDA has stated that factorial studies may be unethical (e.g., omitting a drug known to improve survival) or impractical (there may be too many components to conduct a factorial trial, meaning the trial cannot be conducted). The FDA has also stated that it may be possible to use other types of clinical and nonclinical data and mechanistic information available to demonstrate the contributions of the individual active ingredients to the effect of the combination. In addition, combination products may require dose selection for each agent in the combination, which may require more and/or larger groups of participants than single agents. Our clinical trial and research efforts may not satisfy regulators' expectations of adequate exploration of dose ranging required for drug approval. Moreover, the applicable requirements for approval of a combination therapy may differ from country to country.
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
We may experience difficulties in participant enrollment in our current and future clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of participants who remain in the trial until its conclusion. The enrollment of participants will depend on many factors, including if participants choose to enroll in clinical trials, rather than using approved products, or if our competitors have ongoing clinical trials for programs that are under development for the same indications as our programs, and participants instead enroll in such clinical trials. Additionally, the number of participants required for clinical trials of our programs may be larger than we anticipate. Even if we are able to enroll a sufficient number of participants for our current or future clinical trials, we may have difficulty maintaining participants in our clinical trials. Our inability to enroll or maintain a sufficient number of participants would result in significant delays in completing clinical trials or receipt of marketing approvals, increased development costs or our cessation of one or more clinical trials altogether.
Preliminary, “topline” or interim data from our clinical trials that we announce or publish from time to time may change as more participant data become available and are subject to audit and verification procedures.
From time to time, we may publicly disclose preliminary or topline data from our nonclinical studies and clinical trials which are based on a preliminary analysis of then-available data. The results and related findings and conclusions are subject to change following a more comprehensive review or taking into account additional data that becomes available. In reviewing preliminary or topline data, we also make assumptions, estimations, calculations and conclusions as part of our analyses that may change once a complete data set is available. As a result, the preliminary or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated or subsequently made subject to audit and verification procedures. Any preliminary or topline data should be viewed with caution until the final data are available.
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
Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics. While our nonclinical studies in NHPs have not shown any such characteristics to date, we cannot assure you that the results of our clinical trials will not reveal such characteristics. If significant adverse events or undesirable side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting participants to such trials, participants may drop out of our trials, or we may be required to cease our development efforts of one or more programs. We, the FDA or other applicable regulatory authorities, or an EC/IRB, may suspend any clinical trials of any program at any time for various reasons, including a belief that participants in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential products developed in the biotechnology industry that initially showed therapeutic promise in early-stage studies and trials have later been found to cause side effects that prevented their further development. Other potential products have shown side effects in nonclinical studies, which side effects do not present themselves in clinical trials in humans. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. In addition, an extended half-life could prolong the duration of undesirable side effects, which could also inhibit market acceptance. Treatment-emergent adverse events could also affect participant recruitment or the ability of enrolled participants to complete our clinical trials or could result in potential product liability claims. Potential side effects associated with our product candidates may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from our product candidates may not be normally encountered in the general patient population and by medical personnel. Any of these occurrences could harm our business, financial condition, results of operations and prospects significantly.
In addition, even if we successfully advance our product candidates or any future product candidates through clinical trials, such trials will only include a limited number of participants and limited duration of exposure to our product candidates. As a result, we cannot be assured that adverse effects of our product candidates will not be uncovered when a significantly larger number of participants are exposed to the product after approval. Further, any clinical trials may not be sufficient to determine the effect and safety consequences of using any of our products over a multi-year period.
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
We are conducting our Phase 1 clinical trial for SPY001 in Canada and the United States, and we may choose to conduct one or more of our future clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA. For example, the clinical trial must be well-designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Even if the FDA accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated.
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

We rely upon a combination of patents, trademarks, trade secret protection, confidentiality agreements, license agreements, including the License Agreements, and the Paragon Agreement to protect the intellectual property related to our programs and technologies and to prevent third-parties from competing unfairly with us. Our success depends in large part on our ability to obtain and maintain patent protection for our platform technologies, programs and their uses, as well as our ability to operate without infringing on or violating the proprietary rights of others. We own and have licensed rights to pending patent applications and expect to continue to file patent applications in the United States and abroad related to our novel discoveries and technologies that are important to our business. However, we may not be able to protect our intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of patents, trade secrets and other intellectual property. Filing, prosecuting and defending patents on programs worldwide would be expensive and our intellectual property rights in some foreign jurisdictions can be less extensive than those in the United States; the reverse may also occur. As such, we may not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we apply for them. Our competitors may operate in countries where we do not have patent protection and can freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where we do have patent protection or pending patent applications.
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
We are a clinical stage biotechnology company with a limited operating history, and, as of September 30, 2024, we had 60 employees. We have been and will continue to be highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any such officers and other principal members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Plans
During the fiscal quarter ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit Number	Description	Form	File No	Date of Filing	Exhibit No.	Filed Herewith
2.1	Agreement and Plan of Merger, dated June 22, 2023, by and among Aeglea BioTherapeutics, Inc. Aspen Merger Sub I, Inc., Sequoia Merger Sub II, LLC and Spyre Therapeutics, Inc.	S-1	333-276251	12/22/2023	2.1

3.1	Second Amended and Restated Certificate of Incorporation of the Company, effective as of May 14, 2024	8-K	001-37722	05/15/2024	3.2

3.2	Amended and Restated Bylaws	S-1/A	333-276251	02/05/2024	3.2

3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock	S-1	333-276251	12/22/2023	3.3

3.4	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock	S-1	333-276251	12/22/2023	3.4

3.5	Certificate of Amendment to Certificate of Designation of Series B Non-Voting Convertible Preferred Stock	8-K	001-37722	03/18/2024	3.2

10.1#	IL-23 (SPY003) License Agreement, dated October 11, 2024, by and between the Company and Paragon Therapeutics, Inc.	8-K	001-37722	10/15/2024	10.1

10.2#	Amended and Restated Biologics Master Services Agreement, dated October 14, 2024, by and between the Company and WuXi Biologics (Hong Kong) Limited.	8-K	001-37722	10/15/2024	10.2

10.3#	Amended and Restated Cell Line License Agreement, dated October 14, 2024, by and between the Company and WuXi Biologics (Hong Kong) Limited.	8-K	001-37722	10/15/2024	10.3

10.4+	Fifth Amendment to the Spyre Therapeutics, Inc. 2018 Equity Inducement Plan					X

10.5+	Offer Letter, dated September 20, 2024, by and between the Company and Sheldon Sloan					X

10.6	Sales Agreement, dated September 6, 2024, between Spyre Therapeutics, Inc. and TD Securities (USA) LLC	S-3	333-281975	9/6/2024	1.2

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

Exhibit Number	Description	Form	File No	Date of Filing	Exhibit No.	Filed Herewith
32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from this Quarterly Report formatted in Inline XBRL and contained in Exhibit 101
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
Date: November 7, 2024

Spyre Therapeutics, Inc.

By:	/s/ Scott Burrows
Scott Burrows
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)