Form 10-K/A
period 2023-12-31
Spyre Therapeutics, Inc.
filed 2024-11-18
CIK 1636282

re

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________________________________
FORM 10-K/A
(Amendment No. 2)
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2023 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $11.2625 of the Registrant’s common stock as reported on The Nasdaq Global Market, was approximately $26.2 million.
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2024
Common stock, $0.0001 par value per share	36,150,941 shares

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Spyre Therapeutics, Inc. (the “Company”) for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission on February 29, 2024, as amended by Form 10-K/A of the Company filed with the Securities and Exchange Commission on March 1, 2024 (as amended, the "Original Filing").

Subsequent to the filing of its Form 10-Q for the three and nine months ended September 30, 2024, the Company became aware of a misapplication of Generally Accepted Accounting Principles in the United States ("U.S. GAAP") as it relates to the Company's exclusion of its Series A non-voting convertible preferred stock and Series B non-voting convertible preferred stock in the calculation of basic and diluted net loss per share and a finding of a material weakness in internal control over financial reporting solely related to such matter. This Amendment is being filed for the sole purpose of amending certain disclosures from the Original Filing related to the aforementioned misapplication of U.S. GAAP and related finding of material weakness in internal control over financial reporting.

Specifically, this Amendment amends: (i) Part II, Item 8. "Financial Statements and Supplementary Data" to update the Company's Consolidated Statement of Operations and related footnote disclosures for the twelve months ended December 31, 2023, (ii) Part II, Item 9A. "Controls and Procedures" to address management's re-evaluation of disclosure controls and procedures as of December 31, 2023 and to reflect the identification of a material weakness in our internal control over financial reporting and (iii) Part IV, Item 15. "Exhibits and Financial Statement Schedules" to include, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), updated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2 and 32.1 and an updated Consent of Independent Registered Public Accounting Firm as Exhibit 23.1. In accordance with Rule 12b-15 under the Exchange Act, this Amendment amends and restates in their entirety each item identified in the paragraph above.

Other than as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, all other information contained in this Amendment is as of the date of the original filing and does not reflect subsequent information or events beyond the original filing date, February 29, 2024. Accordingly, this Amendment should be read in conjunction with other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

PART II
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
Restatement of Previously Issued Financial Statements
As discussed in Note 19 to the consolidated financial statements, the Company has restated its 2023 financial statements to correct an error.
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

/s/ PricewaterhouseCoopers LLP
Austin, Texas

February 29, 2024, except for the effects of the restatement discussed in Note 19 to the consolidated financial statements, as to which the date is November 18, 2024.

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

Spyre Therapeutics, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue:
License	$—	$—	$12,000
Development fee and royalty	886	2,329	6,739
Total revenue	886	2,329	18,739

Operating expenses:
Research and development (1)	89,504	58,579	57,069
General and administrative	39,946	28,531	27,319
Acquired in-process research and development	130,188	—	—
Gain on sale of in-process research and development asset	(16,449)	—	—
Total operating expenses	243,189	87,110	84,388
Loss from operations	(242,303)	(84,781)	(65,649)

Other (expense) income:
Interest income	6,147	837	111
Change in fair value of forward contract liability	(83,530)	—	—
Other expense, net	(19,130)	(7)	(122)
Total other (expense) income	(96,513)	830	(11)
Loss before income tax expense	(338,816)	(83,951)	(65,660)
Income tax benefit (expense)	26	136	(141)
Net loss	$(338,790)	$(83,815)	$(65,801)

Net loss per share, basic and diluted, Series A Preferred Stock (restated)	$(550.28)	$—	$—
Weighted-average Series A non-voting convertible preferred stock outstanding, basic and diluted (restated)	434,612	—	—

Net loss per share, basic and diluted, Series B Preferred Stock (restated)	$(550.29)	$—	$—
Weighted-average Series B non-voting convertible preferred stock outstanding, basic and diluted (restated)	8,630	—	—

Net loss per share, basic and diluted, common (restated)	$(13.76)	$(24.86)	$(25.02)
Weighted-average common shares outstanding, basic and diluted	6,897,065	3,371,231	2,629,784
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
19.  Net Loss Per Share (as restated)
Restatement

Subsequent to the filing of its Quarterly Report on Form 10-Q for the period ended September 30, 2024, management identified an error related to the calculation and presentation of loss per share. The Company had previously concluded that the Series A Preferred Stock and Series B Preferred Stock had preferences over the Company's Common Stock and were therefore excluded from the calculation of basic and dilutive net loss per share pursuant to the two-class method. The Company has now determined that the Series A Preferred Stock and Series B Preferred Stock do not have preferential rights over the Company’s Common Stock and, accordingly, are considered to be a second and third class of common stock for purposes of calculating net loss per share. Consequently, the Company has now separately calculated and presented net loss per share for its Common Stock, Series A Preferred Stock and Series B Preferred Stock. Loss per share attributable to common stockholders for the year ended December 31, 2023 as previously presented was $49.12 and as restated is $13.76. Net loss per share attributable to holders of Series A Preferred Stock and Series B Preferred Stock was not previously presented.

All related amounts have been updated to reflect the effects of the restatement throughout the financial statements and related footnotes, as applicable.

The Company computes net loss per share of Common Stock, Series A Preferred Stock, and Series B Preferred Stock using the two-class method required for multiple classes of common stock and other participating securities.
The two-class method is an earnings (loss) allocation method under which earnings (loss) per share is calculated for each class of common stock. The Company has determined that the Series A Preferred Stock and

Series B Preferred Stock do not have preferential rights when compared to the Company's Common Stock and therefore it must allocate losses to these other classes of common stock, as illustrated in the table below.
Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares and pre-funded warrants outstanding during the period, without consideration of potential dilutive securities. The pre-funded warrants are included in the computation of basic net loss per share as the exercise price is negligible and they are fully vested and exercisable. For periods in which the Company generated a net loss, the Company does not include potential shares of common stock in diluted net loss per share when the impact of these items is anti-dilutive. The Company has generated a net loss for all periods presented, therefore diluted net loss per share is the same as basic net loss per share since the inclusion of potential shares of common stock would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share of Common Stock, Series A Preferred Stock, and Series B Preferred Stock (in thousands, except share and per share amounts):

	Year Ended December 31, 2023
	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(239,158)	$(4,749)	$(94,883)
Denominator
Weighted-average shares outstanding	434,612	8,630	6,201,954
Weighted-average pre-funded warrants outstanding	—	—	695,111
Number of shares used in per share computation	434,612	8,630	6,897,065
Net loss per share, basic and diluted	$(550.28)	$(550.29)	$(13.76)

	Year Ended December 31, 2022
	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$—	$—	$(83,815)
Denominator
Weighted-average shares outstanding	—	—	2,307,668
Weighted-average pre-funded warrants outstanding	—	—	1,063,563
Number of shares used in per share computation	—	—	3,371,231
Net loss per share, basic and diluted	$—	$—	$(24.86)

	Year Ended December 31, 2021
	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$—	$—	$(65,801)
Denominator
Weighted-average shares outstanding	—	—	1,956,933
Weighted-average pre-funded warrants outstanding	—	—	672,851
Number of shares used in per share computation	—	—	2,629,784
Net loss per share, basic and diluted	$—	$—	$(25.02)

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
As of the end of the period covered by this Annual Report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. At the time the Company filed the Original Filing, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
Subsequent to the Original Filing and solely in connection with this Amendment, our principal executive officer and principal financial officer reevaluated the effectiveness of the Company’s disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023 as the Company did not design and maintain effective controls related to the earnings per share calculation as further discussed under “Management’s Annual Report on Internal Control Over Financial Reporting” below.
Notwithstanding the material weakness in internal control over financial reporting, our management, including our principal executive officer and principal financial officer, have concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report, in conformity with U.S. GAAP.
Management’s Annual Report on Internal Control Over Financial Reporting (as restated)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:
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
In “Management’s Annual Report on Internal Control Over Financial Reporting” included in the Original Filing, our management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.
Solely in connection with this Amendment, the Company has reevaluated the effectiveness of its internal control over financial reporting and identified a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Subsequent to the Original Filing and in connection with this Amendment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023. The Company did not design and maintain effective controls related to the earnings per share calculation, as there was not an effectively designed control in place to evaluate the treatment of the Series A Preferred Stock and the Series B Preferred Stock for the purpose of calculating earnings per share under the two-class method.
The material weakness resulted in the restatement of the Company’s previously filed consolidated financial statements as of and for the year ended December 31, 2023, as well as the quarterly condensed consolidated financial information for the 2024 interim periods ended March 31, 2024, June 30, 2024, and September 30, 2024 related to earnings per share. Additionally, the material weakness could result in further misstatements of the earnings per share calculation that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
Our management subsequently concluded that the material weakness described above existed as of December 31, 2023. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023, based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Accordingly, our management has revised its report on internal control over financial reporting.
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
Remediation Plan
Our remediation process includes, but is not limited to, enhancing the design of the control relevant to the calculation of net earnings (loss) per share calculations and disclosures to ensure that economic substance beyond the legal form of our capital structure is considered when calculating net earnings (loss) per share. We believe that these actions will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate, and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1.Financial Statements
See Index to Financial Statements at Item 8 herein.
2.Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.Exhibits

Exhibit Number		Incorporate by Reference
	Description of Document	Form	File No.	Date of Filing	Exhibit No.	Filed Herewith

2.1	Agreement and Plan of Merger, dated June 22, 2023, by and among the Company, Aspen Merger Sub I, Inc., Sequoia Merger Sub II, LLC and Spyre Therapeutics, Inc.	S-1/A	333-276251	2/5/2024	2.1

3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-276251	2/5/2024	3.1

3.2	Amended and Restated Bylaws	S-1/A	333-276251	2/5/2024	3.2

3.3	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock	S-1/A	333-276251	2/5/2024	3.3

3.4	Certificate of Designations of Series B Non-Voting Convertible Preferred Stock	S-1/A	333-276251	2/5/2024	3.4

4.1	Form of Registration Rights Agreement, by and among the Company and certain purchasers (December 2023 PIPE)	S-1/A	333-276251	2/5/2024	4.1

4.2	Form of Common Stock Certificate	S-1/A	333-276251	2/5/2024	4.2

4.3	Securities Purchase Agreement, dated December 7, 2023, by and among Spyre Therapeutics, Inc. and each purchaser identified on Annex A thereto	S-1/A	333-276251	2/5/2024	4.3

4.4	Form of Registration Rights Agreement, by and among the Company and certain purchasers (June 2023 PIPE)	S-1/A	333-276251	2/5/2024	4.4

4.5*	Description of the Registrant's securities

4.6	Form of Pre-Funded Warrants 2022	S-1/A	333-276251	2/5/2024	4.5

10.1	Form of Indemnification Agreement	S-1/A	333-276251	2/5/2024	10.19

10.2‡	2015 Equity Incentive Plan and forms of award agreements	S-1/A	333-276251	2/5/2024	10.7

Exhibit Number		Incorporate by Reference
	Description of Document	Form	File No.	Date of Filing	Exhibit No.	Filed Herewith
10.3‡	Spyre Therapeutics, Inc. 2016 Equity Incentive Plan, As Amended and Restated Effective November 21, 2023	S-1/A	333-276251	2/5/2024	10.8

10.4‡*	Spyre Therapeutics, Inc. 2016 Employee Stock Purchase Plan, as amended by the First Amendment on January 31, 2024

10.5‡	Spyre Therapeutics, Inc. 2018 Equity Inducement Plan and the First Amendment, Second Amendment, Third Amendment and Fourth Amendment thereto	S-1/A	333-276251	2/5/2024	10.10

10.6‡	Form of Stock Option Agreement under the Amended and Restated 2018 Equity Inducement Plan	S-1/A	333-276251	2/5/2024	10.11

10.7‡	Spyre Therapeutics, Inc. 2023 Equity Incentive Plan	S-1/A	333-276251	2/5/2024	10.12

10.8‡	Form of Stock Restriction Agreement	S-1/A	333-276251	2/5/2024	10.13

10.9‡	Form of Severance Agreement	S-1/A	333-276251	2/5/2024	10.14

10.10†	Biologics Master Services Agreement, effective June 20, 2022, by and between Paragon Therapeutics, Inc. and WuXi Biologics (Hong Kong) Limited	S-1/A	333-276251	2/5/2024	10.1

10.11†	Cell Line License Agreement, effective June 20, 2022, by and between Paragon Therapeutics, Inc. and WuXi Biologics (Hong Kong) Limited	S-1/A	333-276251	2/5/2024	10.2

10.12	Novation Agreement, dated September 19, 2023, by and between Paragon Therapeutics, Inc., the Company and WuXi Biologics (Hong Kong) Limited	S-1/A	333-276251	2/5/2024	10.3

10.13‡	Amended and Restated Offer Letter, dated November 22, 2023 and as amended on February 1, 2024, by and between the Company and Cameron Turtle	S-1/A	333-276251	2/5/2024	10.4

10.14†	Amended and Restated Antibody Discovery and Option agreement, dated September 29, 2023, by and between Paragon Therapeutics, Inc., Parapyre Holding LLC and Spyre Therapeutics, LLC	S-1/A	333-276251	2/5/2024	10.5

10.15‡	Separation and Consulting Agreement and General Release of Claims by and between the Company and Jonathan Alspaugh, dated as of September 22, 2023	S-1/A	333-276251	2/5/2024	10.15

10.16‡	Offer Letter, dated August 10, 2023, by and between the Company and Scott Burrows	S-1/A	333-276251	2/5/2024	10.16

10.17	Asset Purchase Agreement, dated July 27, 2023, by and between the Company and Immedica Pharma AB	S-1/A	333-276251	2/5/2024	10.17

Exhibit Number		Incorporate by Reference
	Description of Document	Form	File No.	Date of Filing	Exhibit No.	Filed Herewith
10.18	Lease Termination Agreement dated August 7, 2023, between the Company and Las Cimas Owner LP	S-1/A	333-276251	2/5/2024	10.18

10.19‡*	Offer Letter, dated August 18, 2023, by and between the Company and Heidy King-Jones

10.20*	Consulting Agreement by and between the Company and Mark McKenna, effective August 1, 2023

21.1*	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP					X

24.1*	Power of Attorney (included on Signatures page of the unamended Original Filing).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL and contained in Exhibit 101
___________________________________
†Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

‡Indicates management contract or compensatory plan.
* Previously filed with the Original Filing.
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
Date: November 18, 2024

SPYRE THERAPEUTICS, INC.

By:	/s/ Scott Burrows
Scott Burrows
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)