Form 10-Q/A
period 2024-03-31
Spyre Therapeutics, Inc.
filed 2024-11-18
CIK 1636282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Spyre Therapeutics, Inc. (the “Company”) for the period ended March 31, 2024, as filed with the Securities and Exchange Commission on May 9, 2024 (the “Original Filing”).

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

Specifically, this Amendment amends: (i) Part I, Item 1. “Financial Information (unaudited)” to update the Company's Consolidated Statement of Operations and related footnote disclosures for the three months ended March 31, 2024, (ii) Part I, Item 4. "Controls and Procedures" to address management's re-evaluation of disclosure controls and procedures as of March 31, 2024 and to reflect the identification of a material weakness in our internal control over financial reporting and (iii) Part II, Item 6. "Exhibits" to include, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), updated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2 and 32.1. In accordance with Rule 12b-15 under the Exchange Act, this Amendment amends and restates in their entirety each item identified in the paragraph above.

Other than as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, all other information contained in this Amendment is as of the date of the original filing and does not reflect subsequent information or events beyond the original filing date, May 9, 2024. Accordingly, this Amendment should be read in conjunction with other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

SPYRE THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024
TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2024 and 2023	2

	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2024 and 2023	3

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the Three Months Ended March 31, 2024 and 2023	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION		22

Item 6.	Exhibits	22

	Signatures	24

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

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue:
Development fee and royalty	$—	$198
Total revenue	—	198

Operating expenses:
Research and development (1)	34,928	13,776
General and administrative	12,846	5,228
Total operating expenses	47,774	19,004
Loss from operations	(47,774)	(18,806)

Other income (expense):
Interest income	4,432	420
Other expense	(483)	(72)
Total other income (expense)	3,949	348
Loss before income tax expense	(43,825)	(18,458)
Income tax (expense) benefit	(32)	36
Net loss	$(43,857)	$(18,422)

Net loss per share, basic and diluted, Series A Preferred Stock (restated)	$(28.93)	$—
Weighted-average Series A non-voting convertible preferred stock outstanding, basic and diluted (restated)	437,037	—

Net loss per share, basic and diluted, Series B Preferred Stock (restated)	$(28.93)	$—
Weighted-average Series B non-voting convertible preferred stock outstanding, basic and diluted (restated)	166,261	—

Net loss per share, basic and diluted, common (restated)	$(0.72)	$(4.89)
Weighted-average common shares outstanding, basic and diluted	36,512,662	3,770,506
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
Unaudited Interim Financial Information
The interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of March 31, 2024, and its results of operations for the three months ended March 31, 2024 and 2023, changes in convertible preferred stock and stockholders’ equity for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. The December 31, 2023 balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2023 (the "Annual Report") as filed with the SEC on February 29, 2024 and amended on March 1, 2024 and November 18, 2024.

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
10. Net Loss Per Share (as restated)
Restatement
Subsequent to the filing of its Quarterly Report on Form 10-Q for the period ended September 30, 2024, management identified an error related to the calculation and presentation of loss per share. The Company had previously concluded that the Series A Preferred Stock and Series B Preferred Stock had preferences over the Company's Common Stock and were therefore excluded from the calculation of basic and dilutive net loss per share pursuant to the two-class method. The Company has now determined that the Series A Preferred Stock and Series B Preferred Stock do not have preferential rights over the Company’s Common Stock and, accordingly, are considered to be a second and third class of common stock for purposes of calculating net loss per share. Consequently, the Company has now separately calculated and presented net loss per share for its Common Stock, Series A Preferred Stock and Series B Preferred Stock. For the three months ended March 31, 2024, loss per share attributable to common stockholders as previously presented was $1.20 and as restated is $0.72. Net loss per share attributable to holders of Series A Preferred Stock and Series B Preferred Stock was not previously presented. This error has no impact on the three months ended March 31, 2023.

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
The following table sets forth the computation of basic and diluted net loss per share of Common Stock, Series A Preferred Stock, and Series B Preferred Stock (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024			2023
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(12,642)	$(4,810)	$(26,405)	$—	$—	$(18,422)
Denominator
Weighted-average shares outstanding	437,037	166,261	36,262,662	—	—	2,614,843
Weighted-average pre-funded warrants outstanding	—	—	250,000	—	—	1,155,663
Number of shares used in per share computation	437,037	166,261	36,512,662	—	—	3,770,506
Net loss per share, basic and diluted	$(28.93)	$(28.93)	$(0.72)	$—	$—	$(4.89)

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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
At the time the Company filed the Original Filing, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024. Subsequent to the Original Filing and in connection with this Amendment, our principal executive officer and principal financial officer reevaluated the effectiveness of the Company’s disclosure controls and procedures and identified a material weakness in the Company’s internal control over financial reporting as the Company did not design and maintain effective controls related to the earnings per share calculation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Specifically, subsequent to the Original Filing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 as the Company did not design and maintain effective controls related to the earnings per share calculation, as there was not an effectively designed control in place to evaluate the treatment of the Series A Preferred Stock and the Series B Preferred Stock for the purpose of calculating earnings per share under the two-class method. The material weakness resulted in the restatement of the Company’s previously filed consolidated financial statements as of and for the year ended December 31, 2023, as well as the quarterly condensed consolidated financial information for the 2024 interim periods ended March 31, 2024, June 30, 2024, and September 30, 2024 related to earnings per share. Additionally, the material weakness could result in further misstatements of the earnings per share calculation that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
Notwithstanding the material weakness in internal control over financial reporting, our management, including our principal executive officer and the principal financial officer, have concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Quarterly Report, in conformity with U.S. GAAP.
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

PART II. – Other Information
Item 6. Exhibits.
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit Number	Description	Form	File No	Date of Filing	Exhibit No.	Filed Herewith
2.1	Agreement and Plan of Merger, dated June 22, 2023, by and among Aeglea BioTherapeutics, Inc. Aspen Merger Sub I, Inc., Sequoia Merger Sub II, LLC and Spyre Therapeutics, Inc.	S-1	333-276251	12/22/2023	2.1

3.1	Amended and Restated Certificate of Incorporation	S-1	333-276251	12/22/2023	3.1

3.2	Amended and Restated Bylaws	S-1/A	333-276251	02/05/2024	3.2

3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock	S-1	333-276251	12/22/2023	3.3

3.4	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock	S-1	333-276251	12/22/2023	3.4

3.5	Certificate of Amendment to Certificate of Designation of Series B Non-Voting Convertible Preferred Stock	8-K	001-37722	03/18/2024	3.2

4.1	Form of Registration Rights Agreement (March 2024 PIPE)	8-K	001-37722	03/18/2024	10.2

4.2*	Form of Warrant to Purchase Common Stock (Parapyre Warrant 2023)

10.1	2024 Form of Indemnification Agreement	S-1/A	333-276251	02/05/2024	10.19

10.2+	Amended and Restated Offer Letter, dated November 22, 2023 and as amended on February 1, 2024, by and between the Company and Cameron Turtle	S-1/A	333-276251	02/05/2024	10.4

10.3	Securities Purchase Agreement, dated as of March 18, 2024, by and among Spyre Therapeutics, Inc. and each purchaser identified on Annex A thereto	8-K	001-37722	03/18/2024	10.1

10.4	Consulting Agreement by and between the Company and Mark McKenna, effective August 1, 2023	10-K	001-37722	02/29/2024	10.20

10.5	Exchange Agreement, dated April 23, 2024, by and between the Company and Fairmount Healthcare Fund II L.P.	8-K	001-37722	4/25/2024	10.1

10.6*	Amendment No. 1 to Novation Agreement, dated April 25, 2024, by and between Paragon Therapeutics, Inc., the Company and WuXi Biologics (Hong Kong) Limited

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

Exhibit Number	Description	Form	File No	Date of Filing	Exhibit No.	Filed Herewith

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from this Quarterly Report formatted in Inline XBRL and contained in Exhibit 101
+ Indicates management contract or compensatory plan.

* Previously filed with the Original Filing.

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