Form 10-Q/A
period 2024-06-30
Spyre Therapeutics, Inc.
filed 2024-11-18
CIK 1636282

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Spyre Therapeutics, Inc. (the “Company”) for the period ended June 30, 2024, as filed with the Securities and Exchange Commission on August 7, 2024 (the “Original Filing”).
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
Specifically, this Amendment amends: (i) Part I, Item 1. “Financial Information (unaudited)” to update the Company's Consolidated Statement of Operations and related footnote disclosures for the three and six months ended June 30, 2024, (ii) Part I, Item 4. "Controls and Procedures" to address management's re-evaluation of disclosure controls and procedures as of June 30, 2024 and to reflect the identification of a material weakness in our internal control over financial reporting and (iii) Part II, Item 6. "Exhibits" to include, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), updated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2 and 32.1. In accordance with Rule 12b-15 under the Exchange Act, this Amendment amends and restates in their entirety each item identified in the paragraph above.
Other than as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, all other information contained in this Amendment is as of the date of the original filing and does not reflect subsequent information or events beyond the original filing date, August 7, 2024. Accordingly, this Amendment should be read in conjunction with other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

SPYRE THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024
TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023	2

	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2024 and 2023	3

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the Three and Six Months Ended June 30, 2024 and 2023	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		28

Item 6.	Exhibits	28

	Signatures	30

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

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Development fee and royalty	$—	$688	$—	$886
Total revenue	—	688	—	886

Operating expenses:
Research and development (1)	32,636	17,386	67,564	31,162
General and administrative	11,511	12,062	24,357	17,290
Acquired in-process research and development	—	130,486	—	130,486
Total operating expenses	44,147	159,934	91,921	178,938
Loss from operations	(44,147)	(159,246)	(91,921)	(178,052)

Other income (expense):
Interest income	5,920	350	10,352	770
Change in fair value of forward contract liability	—	(58,170)	—	(58,170)
Other expense, net	(610)	(8)	(1,093)	(80)
Total other income (expense)	5,310	(57,828)	9,259	(57,480)
Loss before income tax expense	(38,837)	(217,074)	(82,662)	(235,532)
Income tax (expense) benefit	—	(7)	(32)	29
Net loss	$(38,837)	$(217,081)	$(82,694)	$(235,503)

Net loss per share, basic and diluted, Series A Preferred Stock (restated)	$(23.61)	$(1,605.58)	$(52.32)	$(2,050.53)
Weighted-average Series A non-voting convertible preferred stock outstanding, basic and diluted (restated)	369,043	39,640	403,040	19,930

Net loss per share, basic and diluted, Series B Preferred Stock (restated)	$(23.61)	$—	$(52.32)	$—
Weighted-average Series B non-voting convertible preferred stock outstanding, basic and diluted (restated)	142,745	—	154,503	—

Net loss per share, basic and diluted, common (restated)	$(0.59)	$(40.14)	$(1.31)	$(51.26)
Weighted-average common shares outstanding, basic and diluted	45,316,264	3,822,605	40,914,463	3,796,699
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
For the three months ended June 30, 2024 and 2023, loss per share attributable to common stockholders as previously presented was $0.86 and $56.79, respectively, and as restated was $0.59 and $40.14, respectively. For the six months ended June 30, 2024 and 2023, loss per share attributable to common stockholders as previously presented was $2.02 and $62.03, respectively, and as restated was $1.31 and $51.26, respectively. Net loss per share attributable to holders of Series A Preferred Stock and Series B Preferred Stock was not previously presented. All related amounts have been updated to reflect the effects of the restatement throughout the financial statements and related footnotes, as applicable.
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

The following table sets forth the computation of basic and diluted net loss per share of Common Stock, Series A Preferred Stock, and Series B Preferred Stock (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2024			2023
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(8,714)	$(3,370)	$(26,753)	$(63,645)	$—	$(153,436)
Denominator
Weighted-average shares outstanding	369,043	142,745	45,214,616	39,640	—	2,711,439
Weighted-average pre-funded warrants outstanding	—	—	101,648	—	—	1,111,166
Number of shares used in per share computation	369,043	142,745	45,316,264	39,640	—	3,822,605
Net loss per share, basic and diluted	$(23.61)	$(23.61)	$(0.59)	$(1,605.58)	$—	$(40.14)

	Six Months Ended June 30,
	2024			2023
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(21,089)	$(8,084)	$(53,521)	$(40,867)	$—	$(194,636)
Denominator
Weighted-average shares outstanding	403,040	154,503	40,738,639	19,930	—	2,663,408
Weighted-average pre-funded warrants outstanding	—	—	175,824	—	—	1,133,291
Number of shares used in per share computation	403,040	154,503	40,914,463	19,930	—	3,796,699
Net loss per share, basic and diluted	$(52.32)	$(52.32)	$(1.31)	$(2,050.53)	$—	$(51.26)
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
At the time the Company filed the Original Filing, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024. Subsequent to the Original Filing and solely in connection with this Amendment, our principal executive officer and principal financial officer reevaluated the effectiveness of the Company’s disclosure controls and procedures and identified a material weakness in the Company’s internal control over financial reporting the Company did not design and maintain effective controls related to the earnings per share calculation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Specifically, subsequent to the Original Filing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 as the Company did not design and maintain effective controls related to the earnings per share calculation, as there was not an effectively designed control in place to evaluate the treatment of the Series A Preferred Stock and the Series B Preferred Stock for the purpose of calculating earnings per share under the two-class method. The material weakness resulted in the restatement of the Company’s previously filed consolidated financial statements as of and for the year ended December 31, 2023, as well as the quarterly condensed consolidated financial information for the 2024 interim periods ended March 31, 2024, June 30, 2024, and September 30, 2024 related to earnings per share. Additionally, the material weakness could result in further misstatements of the earnings per share calculation that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
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

PART II. – Other Information
Item 6. Exhibits.
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit Number	Description	Form	File No	Date of Filing	Exhibit No.	Filed Herewith
2.1	Agreement and Plan of Merger, dated June 22, 2023, by and among Aeglea BioTherapeutics, Inc. Aspen Merger Sub I, Inc., Sequoia Merger Sub II, LLC and Spyre Therapeutics, Inc.	S-1	333-276251	12/22/2023	2.1

3.1	Second Amended and Restated Certificate of Incorporation of the Company, effective as of May 14, 2024	8-K	001-37722	05/15/2024	3.2

3.2	Amended and Restated Bylaws	S-1/A	333-276251	02/05/2024	3.2

3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock	S-1	333-276251	12/22/2023	3.3

3.4	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock	S-1	333-276251	12/22/2023	3.4

3.5	Certificate of Amendment to Certificate of Designation of Series B Non-Voting Convertible Preferred Stock	8-K	001-37722	03/18/2024	3.2

10.1	Exchange Agreement, dated April 23, 2024, by and between the Company and Fairmount Healthcare Fund II L.P.	8-K	001-37722	4/25/2024	10.1

10.2	Amendment No. 1 to Novation Agreement, dated April 25, 2024, by and between Paragon Therapeutics, Inc., the Company and WuXi Biologics (Hong Kong) Limited	10-Q	001-37722	05/09/2024	10.6

10.3#*	α4ß7 (SPY001) License Agreement, dated May 14, 2024, by and between the Company and Paragon Therapeutics, Inc.

10.4#*	TL1A (SPY002) License Agreement, dated May 14 2024, by and between the Company and Paragon Therapeutics, Inc.

10.5#*	Second Amended and Restated Antibody Discovery and Option Agreement, dated May 14, 2024, by and between the Company, Paragon Therapeutics, Inc. and Parapyre Holding LLC

10.6+*	Form of Stock Option Agreement under the Amended and Restated Spyre Therapeutics, Inc. 2016 Equity Incentive Plan

10.7+*	Form of Restricted Stock Unit Award Agreement under the Amended Spyre Therapeutics, Inc. 2018 Equity Inducement Plan

Exhibit Number	Description	Form	File No	Date of Filing	Exhibit No.	Filed Herewith
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from this Quarterly Report formatted in Inline XBRL and contained in Exhibit 101
+    Indicates management contract or compensatory plan.
* Previously filed with the Original Filing
#    Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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