Form 10-Q
period 2025-03-31
Spyre Therapeutics, Inc.
filed 2025-05-08
CIK 1636282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 2, 2025, the registrant had 60,353,561 shares of common stock, $0.0001 par value per share, outstanding.

SPYRE THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025
TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2025 and 2024	2

	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2025 and 2024	3

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the Three Months Ended March 31, 2025 and 2024	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION		39

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	79

Item 3.	Defaults Upon Senior Securities	79

Item 4.	Mine Safety Disclosures	79

Item 5.	Other Information	79

Item 6.	Exhibits	80

	Signatures	82

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding any future payouts under our contingent value rights ("CVRs") issued in connection with the acquisition of Spyre Therapeutics, Inc. ("Pre-Merger Spyre") (the "Asset Acquisition"); our future results of operations and financial position; our business strategy, including our ability to develop best-in-class therapeutics for inflammatory bowel disease ("IBD") or rheumatoid arthritis ("RA") that meaningfully improve both efficacy and convenience compared to today's standard of care and our ability to develop first-in-class therapeutics for RA; our plans to expand the development of our product candidates, including SPY002, to indications beyond IBD and RA; the SPY001 Phase 1 trial final data readouts not being consistent with or being different than the interim Phase 1 results; the planned dosing regimen for SPY001 and our other product candidates, including the potential for a Q3M-Q6M dosing profile; the potential for increased or accelerated efficacy; the expected design and timing of the platform Phase 2 trial of SPY001, SPY002, SPY003 and combinations thereof, including timing of each cohort and data readouts; the expected advancement of one or more SPY002 candidates to Phase 2 trials; potential alignment with regulatory authorities and anticipated regulatory submissions; expected timing for regulatory feedback; the length of time that we believe our existing cash resources will fund operations; estimated market sizes and potential growth opportunities; our nonclinical and clinical development activities, including clinical trial designs, submission of investigational new drug ("IND") applications and foreign equivalents and further clinical evaluation of therapeutic combinations, and related regulatory feedback; the potential efficacy, tolerability, convenience, commercial viability and safety profile of our product candidates, including in combinations; the potential therapeutic benefits and economic value of our product candidates as monotherapies or in combinations and their extended half-life, including the expected duration of half-life in comparison to competitor products; the timing and results of nonclinical studies and clinical trials, including Phase 2 trials in UC and RA and timing of data readouts for Phase 1 and Phase 2 trials; our ability to achieve the expected benefits or opportunities and related timing with respect to the Asset Acquisition; the expected impact of macroeconomic conditions, including inflation, increasing interest rates and volatile market conditions, current or potential bank failures, as well as global events, including the ongoing military conflict in Ukraine, the conflicts in the Middle East, and geopolitical tensions between the United States and other countries, including China, on our operations, and the implementation of changes in law, tariffs, sanctions, export or import controls, and other government measures that could impact our business operations, including restricting international trade by the United States, China or other countries; and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
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

Unless the context indicates otherwise, as used in this Quarterly Report, the terms “Spyre,” “the Company,” “we,” “us,” and “our” refer to Spyre Therapeutics, Inc., a Delaware corporation, and its consolidated subsidiaries taken as a whole. “Spyre” and all product candidate names are our common law trademarks. This Quarterly Report contains additional trade names, trademarks and service marks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.
All references to “our product candidates,” “our programs” and “our pipeline” in this Quarterly Report refer to the research programs with respect to which we have signed a license agreement for or have the option to acquire intellectual property license rights to pursuant to that certain antibody discovery and option agreement, dated May 25, 2023 and subsequently amended and restated on September 29, 2023 and May 14, 2024, by and among us, Paragon Therapeutics, Inc. (“Paragon”) and Parapyre Holding LLC (“Parapyre”) (as amended, the “Paragon Agreement”).

PART I. – Financial Information
Item 1. Financial Statements (Unaudited).

Spyre Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$48,493	$89,423
Marketable securities	516,327	513,665
Prepaid expenses and other current assets	4,948	5,386
Total current assets	569,768	608,474
Other non-current assets	10	10
TOTAL ASSETS	$569,778	$608,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,689	$666
CVR liability	42,810	25,080
Accrued and other current liabilities	21,631	27,711
Related party accounts payable	2,548	603
Total current liabilities	70,678	54,060
Non-current CVR liability	16,490	36,620
TOTAL LIABILITIES	87,168	90,680
Commitments and Contingencies (Note 6 and 7)
STOCKHOLDERS’ EQUITY
Series A non-voting convertible preferred stock, $0.0001 par value; 1,086,341 shares authorized as of March 31, 2025 and December 31, 2024; 346,045 shares issued and outstanding as of March 31, 2025 and December 31, 2024.	146,425	146,425
Series B non-voting convertible preferred stock, $0.0001 par value; 271,625 shares authorized and 16,667 shares issued and outstanding as of March 31, 2025 and December 31, 2024.	9,395	9,395
Preferred stock, $0.0001 par value; 8,642,034 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued and outstanding as of March 31, 2025 and December 31, 2024.	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 60,275,561 shares and 60,257,023 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	13	13
Additional paid-in capital	1,343,300	1,334,223
Accumulated other comprehensive income	682	180
Accumulated deficit	(1,017,205)	(972,432)
TOTAL STOCKHOLDERS’ EQUITY	482,610	517,804
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$569,778	$608,484
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development (1)	$41,623	$34,928
General and administrative (2)	11,944	12,846
Total operating expenses	53,567	47,774
Loss from operations	(53,567)	(47,774)

Other income:
Interest income	6,493	4,432
Other income (expense), net	2,286	(483)
Total other income	8,779	3,949
Loss before income tax expense	(44,788)	(43,825)
Income tax benefit (expense)	15	(32)
Net loss	$(44,773)	$(43,857)

Net loss per share, basic and diluted, Series A Preferred Stock	$(23.95)	$(28.93)
Weighted-average Series A non-voting convertible preferred stock outstanding, basic and diluted	346,045	437,037

Net loss per share, basic and diluted, Series B Preferred Stock	$(23.95)	$(28.93)
Weighted-average Series B non-voting convertible preferred stock outstanding, basic and diluted	16,667	166,261

Net loss per share, basic and diluted, common	$(0.60)	$(0.72)
Weighted-average common stock outstanding, basic and diluted	60,265,932	36,512,662

(1)Includes $2.5 million and $17.1 million in related party expenses for the three months ended March 31, 2025 and 2024, respectively.
(2)Includes $0.3 million in related party expenses for the three months ended March 31, 2025 and 2024.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(44,773)	$(43,857)
Other comprehensive income (loss):
Foreign currency translation adjustment	14	16
Unrealized gain (loss) on marketable securities	488	(681)
Total comprehensive loss	$(44,271)	$(44,522)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Changes in
Convertible Preferred Stock and Stockholders’ Equity
(Unaudited, in thousands)

	Three Months Ended March 31, 2025
	Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances - December 31, 2024	346	$146,425	17	$9,395	60,257	$13	$1,334,223	$180	$(972,432)	$517,804
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	—	—	19	—	335	—	—	335
Stock-based compensation expense	—	—	—	—	—	—	8,859	—	—	8,859
Cash settlement of stock option award	—	—	—	—	—	—	(117)	—	—	(117)
Foreign currency translation adjustment	—	—	—	—	—	—	—	14	—	14
Unrealized gain on marketable securities	—	—	—	—	—	—	—	488	—	488
Net loss	—	—	—	—	—	—	—	—	(44,773)	(44,773)
Balances - March 31, 2025	346	$146,425	17	$9,395	60,276	$13	$1,343,300	$682	$(1,017,205)	$482,610

	Three Months Ended March 31, 2024
	Series B Non-Voting Convertible Preferred Stock		Series A Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances - December 31, 2023	150	$84,555	437	$184,927	36,057	$10	$763,191	$302	$(764,414)	$184,016
Issuance of Series B non-voting convertible preferred stock in connection with private placement, net of financing costs	122	168,850	—	—	—	—	—	—	—	—
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	—	—	572	—	4,390	—	—	4,390
Stock-based compensation expense	—	—	—	—	—	—	8,385	—	—	8,385
Foreign currency translation adjustment	—	—	—	—	—	—	—	16	—	16
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(681)	—	(681)
Net loss	—	—	—	—	—	—	—	—	(43,857)	$(43,857)
Balances - March 31, 2024	272	$253,405	437	$184,927	36,629	$10	$775,966	$(363)	$(808,271)	$152,269
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,773)	$(43,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,859	13,835
Change in fair value of CVR liability	(2,400)	430
Net accretion of discount on marketable securities	(2,642)	(2,423)
Interest proceeds from maturities of zero coupon US Treasury Bills	530	—
Changes in operating assets and liabilities:
Accounts payable	3,023	2,210
Accrued and other liabilities	(5,998)	8,151
Related party accounts payable	1,945	(6,507)
Prepaid expenses and other assets	462	(381)
Net cash used in operating activities	(40,994)	(28,542)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and sales of marketable securities	71,383	47,750
Purchases of marketable securities	(71,444)	(152,713)
Net cash used in investing activities	(61)	(104,963)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series B non-voting convertible preferred stock in connection with private placement, net of placement and other offering costs	—	169,205
Payments related to CVR	—	(1,430)
Payment of deferred offering costs in connection with shelf registration	(93)	—
Proceeds from employee stock option exercises and employee stock plan purchases	335	4,390
Cash settlement of employee stock option award	(117)	—
Net cash provided by financing activities	125	172,165
Effect of exchange rate on cash, cash equivalents, and restricted cash	—	(4)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(40,930)	38,656

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Beginning of period	89,423	189,215
End of period	$48,493	$227,871

Supplemental Disclosure of Non-Cash Financing Information:
Unpaid deferred offering costs in connection with shelf registration	$69	$—
Unpaid amounts related to issuance of Series B non-voting convertible preferred stock in connection with private placement	$—	$355

Reconciliation of Cash, Cash Equivalents, and Restricted Cash Reported in the Statement of Financial Position:
Cash and cash equivalents	$48,493	$227,552
Restricted cash	—	319
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$48,493	$227,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. The Company and Basis of Presentation
Spyre Therapeutics, Inc., formerly Aeglea BioTherapeutics, Inc. (“Spyre” or the “Company”), is a clinical stage biotechnology company focused on developing next generation therapeutics for patients living with inflammatory bowel disease and other immune-mediated diseases. The Company was formed as a Limited Liability Company in Delaware on December 16, 2013 under the name Aeglea BioTherapeutics Holdings, LLC and was converted from a Delaware LLC to a Delaware corporation on March 10, 2015. On November 27, 2023, the Company completed its corporate rebranding, changing the name of the Company to Spyre Therapeutics, Inc. The Company operates in one segment and has its principal offices in Waltham, Massachusetts.
On June 22, 2023, the Company acquired, in accordance with the terms of the Agreement and Plan of Merger (the "Acquisition Agreement"), the assets of Spyre Therapeutics, Inc. (“Pre-Merger Spyre”), a privately held biotechnology company advancing a pipeline of antibody therapeutics with the potential to transform the treatment of inflammatory bowel disease through a research and development option agreement (as amended, the "Paragon Agreement") with Paragon Therapeutics, Inc. ("Paragon") and Parapyre Holding LLC (“Parapyre”) (the "Asset Acquisition"). The Asset Acquisition was accomplished through a two-step reverse triangular merger whereby Aspen Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company ("First Merger Sub"), merged with and into Pre-Merger Spyre, which existed at the time the Acquisition Agreement was entered into, and became a wholly owned subsidiary of the Company in accordance with the terms of the Acquisition Agreement. Immediately following this merger, Pre-Merger Spyre merged with and into Sequoia Merger Sub II, LLC, a Delaware limited liability company and a wholly subsidiary of the Company (“Second Merger Sub”), in accordance with the terms of the Acquisition Agreement and Pre-Merger Spyre ceased to exist. Subsequently, Aeglea BioTherapeutics, Inc. was renamed Spyre Therapeutics, Inc. and is a different entity than Pre-Merger Spyre, which ceased to exist upon merging with Second Merger Sub.
In connection with the Asset Acquisition, a non-transferable contingent value right ("CVR") was distributed to stockholders of record of the Company as of the close of business on July 3, 2023 (the "Legacy Stockholders"). Holders of the CVRs will be entitled to receive cash payments from proceeds received by the Company for a three-year period related to the disposition or monetization of its legacy assets for a period of one-year following the closing of the Asset Acquisition.
On March 20, 2024, the Company completed a private placement of Series B non-voting convertible preferred stock, par value of $0.0001 per share ("Series B Preferred Stock") (convertible on a 40 to 1 basis) (the “March 2024 PIPE”) to a group of investors. The Company sold 121,625 shares of Series B Preferred Stock at $1,480 per share. The net proceeds from this offering were approximately $168.9 million after deducting placement and offering costs of $11.2 million.
On April 23, 2024, the Company entered into an exchange agreement with Fairmount Healthcare Fund II L.P. (the “Stockholder”), pursuant to which the Stockholder agreed to exchange an aggregate of 90,992 shares of Series A non-voting convertible preferred stock, par value of $0.0001 per share ("Series A Preferred Stock"), par value of for an aggregate of 3,639,680 shares of the Company's common stock (the “April 2024 Exchange”). The common stock issued in connection with the April 2024 Exchange was issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act. The April 2024 Exchange closed on April 25, 2024, with 346,045 shares of Series A Preferred Stock remaining outstanding following the April 2024 Exchange.
On May 14, 2024, the Company's stockholders approved the issuance of its common stock upon conversion of the Company's Series B Preferred Stock to common stock. A total of 254,958 shares of Series B

Preferred Stock automatically converted to 10,198,320 shares of common stock; 16,667 shares of Series B Preferred Stock did not automatically convert and remained outstanding as of March 31, 2025.
On September 6, 2024, the Company filed a new shelf registration statement on Form S-3 that was declared effective by the SEC for the potential offering, issuance and sale by the Company of up to $500.0 million of its common stock, preferred stock, debt securities, warrants and/or units consisting of all or some of these securities. Concurrent with the filing of the shelf-registration statement, the Company entered into a sales agreement, dated September 6, 2024, with TD Securities (USA) LLC (“TD Cowen”) ("Sales Agreement"), as its sales agent, pursuant to which the Company may issue and sell shares of its common stock for an aggregate offering price of up to $200.0 million under an at-the-market (“ATM”) offering program included in the shelf registration. During the year ended December 31, 2024, the Company sold an aggregate of 777,432 shares of common stock under the ATM at an average price per share of $26.935, resulting in aggregate net proceeds of approximately $20.5 million after deducting $0.4 million in commissions paid to TD Cowen as sales agent and other offering costs.
On November 18, 2024, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Jefferies LLC, Goldman Sachs & Co. LLC, Evercore Group L.L.C. and Guggenheim Securities, LLC as representatives of the several underwriters (collectively, the "Underwriters"), pursuant to which the Company sold an aggregate of 8,366,250 shares of its common stock, inclusive of 1,091,250 shares pursuant to the full exercise of the Underwriters' over-allotment option, at a public offering price per share of $27.50, resulting in net proceeds of approximately $215.9 million after deducting approximately $14.2 million of underwriting discounts and other offering costs (the "November 2024 Offering"). The November 2024 Offering closed on November 20, 2024 and the over-allotment option was exercised in full on November 26, 2024 and closed on November 29, 2024.
In February 2025, the Company filed a new shelf registration statement on Form S-3 (the "February 2025 Shelf Registration Statement") that was declared effective by the SEC for the potential offering, issuance and sale of up to $500.0 million of shares of common stock, preferred stock, debt securities, warrants and/or units consisting of all or some of these securities. Concurrent with the effectiveness of the February 2025 Shelf Registration Statement, the offering of unsold securities under a previous shelf registration statement on Form S-3 (File No. 333-281975), which was initially filed with the SEC on September 6, 2024 and became effective on September 18, 2024, was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The February 2025 Shelf Registration Statement contains a sales agreement prospectus supplement covering the offering, issuance and sale by the Company of up to $179.1 million of shares of common stock that may be issued and sold under the Sales Agreement in connection with the ATM offering program. No shares were sold under the ATM offering program during the three months ended March 31, 2025. As of March 31, 2025, $179.1 million remained available for sale under the Sales Agreement.
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
Since its inception and through March 31, 2025, the Company has funded its operations by raising an aggregate of approximately $1.3 billion of gross proceeds from the sale and issuance of convertible preferred stock and common stock, pre-funded warrants, the collection of grant proceeds, and the licensing of its product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East. As of March 31, 2025, Spyre had an accumulated deficit of $1.0 billion, and cash, cash equivalents, and marketable securities of $564.8 million.
Based on its current operating plans, the Company has sufficient resources to fund operations for at least one year from the issuance date of these financial statements with existing cash, cash equivalents, and marketable securities. The Company will need to secure additional financing in the future to fund additional research and development, and before a commercial drug can be produced, marketed and sold. If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company.
Basis of Presentation
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) as defined by the Financial Accounting Standards Board and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of March 31, 2025, and its results of operations for the three months ended March 31, 2025 and 2024, changes in convertible preferred stock and stockholders’ equity for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The December 31, 2024 balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2024 (the "Annual Report") as filed with the SEC on February 27, 2025.
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
Recently Adopted Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2025 that are of significance or potential significance to the Company.
Not Yet Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board’s ("FASB") issued Accounting Standards Update 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding taxes paid both in the U.S. and foreign jurisdictions. This update is effective for fiscal years beginning after December 15, 2024. ASU 2023-09 will have no impact on the Company’s consolidated financial condition or results of operations. The Company is currently evaluating the impact to its income tax disclosures.
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03 ("ASU 2024-03") Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact ASU 2024-03 will have on its disclosures.
3. Fair Value Measurements
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$46,800	$—	$—	$46,800
U.S. government treasury securities	223,500	—	—	223,500
U.S. government agency securities	—	72,730	—	72,730
Commercial paper	—	147,450	—	147,450
Corporate bonds	—	72,647	—	72,647
Total financial assets	$270,300	$292,827	$—	$563,127

Liabilities:
CVR liability	$—	$—	$59,300	$59,300
Total liabilities	$—	$—	$59,300	$59,300

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$65,902	$—	$—	$65,902
U.S. government treasury securities	227,244	—	—	227,244
U.S. government agency securities	—	86,681	—	86,681
Commercial paper	—	165,130	—	165,130
Corporate bonds	—	56,448	—	56,448
Total financial assets	$293,146	$308,259	$—	$601,405

Liabilities:
CVR liability	$—	$—	$61,700	$61,700
Total liabilities	$—	$—	$61,700	$61,700
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
CVR Liability
In connection with the Asset Acquisition, a non-transferable CVR was distributed to the Legacy Stockholders. Holders of the CVR will be entitled to receive certain cash payments from proceeds received by the Company for a three-year period, if any, related to the disposition or monetization of the Company’s legacy assets for a period of one year following the closing of the Asset Acquisition.
The fair value of the CVR liability was determined using the probability weighted discounted cash flow method to estimate future cash flows associated with the sale of the legacy assets. Analogous to a dividend being declared/approved in one period and paid out in another, the liability was recorded at the date of approval, June 22, 2023, as a common stock dividend, returning capital to the Legacy Stockholders. Changes in fair value of the liability will be recognized as a component of Other income (expense), net in the consolidated statement of operations and comprehensive loss in each reporting period. The liability value is based on significant inputs not observable in the market such as estimated cash flows, estimated probabilities of regulatory success, and discount rates, which represent a Level 3 measurement within the fair value hierarchy.
The significant inputs used to estimate the fair value of the CVR liability were as follows:

March 31, 2025
Estimated cash flow dates	08/28/25 - 06/22/26
Estimated probability of success	72% - 100%
Estimated reimbursement rate compared to reimbursement target	49% - 100%
Risk-adjusted discount rates	7.78% - 7.90%
The change in fair value between December 31, 2024 and March 31, 2025 was a $2.4 million decrease, primarily driven by changes in the likelihood of achievement of certain milestones and an increase in risk-adjusted discount rates, partially offset by time value of money adjustments.
The following table presents changes in the CVR liability for the periods presented (in thousands):

CVR Liability
Beginning balance as of December 31, 2024	$61,700
Changes in the fair value of the CVR liability	(2,400)
Payments	—
Ending Balance as of March 31, 2025	$59,300
4. Cash Equivalents and Marketable Securities
The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$46,800	$—	$—	$46,800
Total cash equivalents	$46,800	$—	$—	$46,800

Marketable securities:
Commercial paper	$147,448	$26	$(24)	$147,450
Corporate bonds	72,618	49	(20)	72,647
U.S. government treasury securities	222,942	638	(80)	223,500
U.S. government agency securities	72,673	94	(37)	72,730
Total marketable securities	$515,681	$807	$(161)	$516,327

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$65,902	$—	$—	$65,902
Commercial paper	21,832	6	—	21,838
Total cash equivalents	$87,734	$6	$—	$87,740

Marketable securities:
Commercial paper	$143,265	$104	$(77)	$143,292
Corporate bonds	56,471	25	(48)	56,448
U.S. government treasury securities	227,155	385	(296)	227,244
U.S. government agency securities	86,616	137	(72)	86,681
Total marketable securities	$513,507	$651	$(493)	$513,665
The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$36,057	$(24)	$—	$—	$36,057	$(24)
Corporate bonds	13,129	(20)	—	—	13,129	(20)
U.S. government treasury securities	32,810	(80)	—	—	32,810	(80)
U.S. government agency securities	23,154	(37)	—	—	23,154	(37)
Total marketable securities	$105,150	$(161)	$—	$—	$105,150	$(161)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Commercial paper	$67,200	$(77)	$—	$—	$67,200	$(77)
Corporate bonds	42,916	(48)	—	—	42,916	(48)
U.S. government treasury securities	126,588	(296)	—	—	126,588	(296)
U.S. government agency securities	12,560	(72)			12,560	(72)
Total marketable securities	$249,264	$(493)	$—	$—	$249,264	$(493)
The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. As of March 31, 2025 and December 31, 2024, an allowance for credit losses had not been recognized. Given the Company's intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, the Company does not consider these marketable securities to be impaired as of March 31, 2025 and December 31, 2024.
The financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash deposits. Accounts at each of our two U.S. banking institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor. As of March 31, 2025 and December 31, 2024, cash deposits at the Company's U.S. banking institutions exceeded the FDIC limits.
There were no realized gains or losses on marketable securities for the three months ended March 31, 2025 and 2024. Interest on marketable securities is included in interest income. Accrued interest receivable on available-for-sale debt securities as of March 31, 2025 and December 31, 2024, was $3.4 million and is reflected in Prepaid expenses and other current assets.
The following table summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	March 31, 2025	December 31, 2024
Due in one year or less	$367,106	$338,442
Due in 1 - 2 years	149,221	175,223
Total marketable securities	$516,327	$513,665
The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.
5. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation	$1,561	$5,688
Accrued contracted research and development costs	19,078	20,861
Accrued professional and consulting fees	621	661
Accrued other	371	501
Total accrued and other current liabilities	$21,631	$27,711
6. Licensing Agreements
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
On October 11, 2024, the Company and Paragon entered into a license agreement (as amended, the "SPY003 License Agreement", and together with the SPY001 License Agreement and the SPY002 License Agreement, the "License Agreements"), pursuant to which Paragon granted the Company a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting IL-23 in the field of IBD.
On February 24, 2025, the SPY003 License Agreement was amended and restated to, among other things, clarify each party's rights and obligations with respect to license exclusivity and patent prosecution.
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
The Company recognizes the expense associated with each milestone when the achievement of the milestone is deemed probable. During the three months ended March 31, 2025, the Company recognized expense of $2.5 million related to Paragon license milestone payments recorded within Research and development expenses in the accompanying condensed statement of operations. There was no such expense for the three months ended March 31, 2024.
For the three months ended March 31, 2025 and 2024, there were no cash milestone payments to Paragon. As of March 31, 2025 and December 31, 2024, there were $2.5 million and nil, respectively, of Paragon license milestone payments outstanding and payable to Paragon.
Additionally, there were no expenses recognized related to sublicensing fees for the three months ended March 31, 2025 and 2024. For the three months ended March 31, 2025 and 2024, the Company made sublicensing fees payments to Paragon totaling $0.5 million and nil, respectively.
As of March 31, 2025 and December 31, 2024, nil and $0.5 million in sublicensing fees were outstanding and payable to Paragon, respectively.
7. Related Party Transactions
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
The following is the summary of expenses related to the Paragon Agreement and License Agreements, which are ultimately settled in cash (in millions) and recorded within Research and development in the consolidated statement of operations for the periods presented:

	Three Months Ended March 31,
	2025	2024
Reimbursable costs under the Paragon Agreement	$—	$11.7
License Agreements milestone and sublicensing fees	2.5	—
Total related party expense (excludes stock-based compensation)	$2.5	$11.7
The following is the summary of Related party accounts payable and other current liabilities (in millions):

	March 31, 2025	December 31, 2024
Reimbursable costs under the Paragon Agreement	$—	$0.1
License Agreements development milestone liability (see Note 6)	2.5	0.5
Total related party accounts payable	$2.5	$0.6
Paragon Agreement
In connection with the Asset Acquisition, the Company assumed the rights and obligations of Pre-Merger Spyre under the Paragon Agreement. Spyre is obligated to compensate Paragon for its services performed under each research program based on the actual costs incurred with mark-up costs pursuant to the terms of the Paragon Agreement. Spyre was also obligated under the Paragon Agreement to issue Parapyre annual equity grants of warrants in accordance with the Parapyre Option Obligation (as defined below).
On July 12, 2023, December 14, 2023, and June 5, 2024, the Company exercised the Option available under the Paragon Agreement with respect to the SPY001, SPY002 and SPY003 research programs, respectively. Please refer to Note 6 for additional information on the License Agreements.
On May 14, 2024, the Company, Paragon and Parapyre entered into a second amended and restated antibody discovery and option agreement that amends and restates that certain amended and restated antibody discovery and option agreement, dated September 29, 2023, by and between Paragon, Parapyre and Spyre Therapeutics, LLC, in order to, among other things, (i) replace the Company’s subsidiary with the Company as a party to the agreement and (ii) amend certain terms related to the SPY003 research program, including without limitation, (a) establishing an SPY003 antibody selection process pursuant to which the Company and Paragon shall alternate in turn to select a project antibody to be included and excluded, respectively, from the Company’s rights under its option to license certain intellectual property rights related to SPY003 from Paragon until all project antibodies under the SPY003 research program have been selected; (b) reducing the development costs invoiced to the Company for the SPY003 research program incurred from and after April 1, 2024 through completion of the SPY003 antibody selection process by 50%; (c) requiring Paragon to reimburse the Company for 50% of the development costs for the SPY003 research program incurred prior to April 1, 2024; provided, that Paragon receives rights to at least one SPY003 project antibody following completion of the SPY003 antibody selection process; (d) obligating the Company to exercise its option to license the intellectual property rights to SPY003 project antibodies and technology following the completion of the SPY003 antibody selection process; and (e) establishing a license agreement term sheet for the SPY003 research program with substantially similar milestone payment terms and royalty payment terms as the SPY001 License Agreement. Please refer to Note 6 for additional disclosures.
For the three months ended March 31, 2025 and 2024, the Company recognized de minimis and $17.1 million, respectively, expenses related to services provided by Paragon, of which nil and $5.4 million,

respectively, of related stock-based compensation expense were recorded as Research and development expenses in the consolidated statements of operations.
For the three months ended March 31, 2025 and 2024, the Company made payments totaling $0.1 million and $18.2 million respectively, in connection with the Paragon Agreement.
Parapyre Option Obligation
Pursuant to the Paragon Agreement, the Company agreed to issue Parapyre an annual equity grant of warrants, on the last business day of each of the years ended December 31, 2023 and December 31, 2024, to purchase 1% of the then outstanding shares of the Company's common stock, on a fully diluted basis, during the term of the Paragon Agreement (the "Parapyre Option Obligation"). See Note 9 for disclosures related to the Parapyre Option Obligation.
Paragon License Agreements
See Note 6 for disclosures related to the License Agreements entered into with Paragon.
Mark McKenna Option Grant
On February 1, 2024, the Board appointed Mark McKenna as a Class I director. Mr. McKenna and the Company are parties to a consulting agreement, pursuant to which Mr. McKenna agreed to continue to provide consulting services as an independent contractor to the Company, with an effective date of August 1, 2023 (the “Vesting Commencement Date”). As compensation for Mr. McKenna’s consulting services, on November 22, 2023, he was granted non-qualified stock options to purchase 477,000 shares of the Company’s common stock under the 2016 Plan (as defined in Note 8) with an exercise price of $10.39 per share, which vest as to 25% on the one year anniversary of the Vesting Commencement Date and thereafter vest and become exercisable in 36 equal monthly installments, subject to Mr. McKenna’s continued service to the Company through each applicable vesting date. For the three months ended March 31, 2025 and 2024, the Company recognized $0.3 million in stock-based compensation expense related to Mr. McKenna's consulting agreement.
8. Convertible Preferred Stock and Stockholders’ Equity
Parapyre Warrants
As of December 31, 2024, the Company settled its obligations under the Parapyre Option Obligation by issuing Parapyre 848,184 warrants to purchase the Company's common stock at an exercise price of $23.28. As of March 31, 2025, a total of 1,532,591 warrants with a weighted-average exercise price of $22.49 had been issued to Parapyre under the Parapyre Option Obligation. As of March 31, 2025, none of the warrants issued under the Parapyre Option Obligation have been exercised and all remain outstanding.
Series A Non-Voting Convertible Preferred Stock
Pursuant to the Company's Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock (the "Series A Certificate of Designation"), holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal to, on an as-if-converted-to-common stock basis, and in the same form as, dividends actually paid on shares of common stock. Except as provided in the Series A Certificate of Designation or as otherwise required by law, the Series A Preferred Stock does not have voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock: (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, or alter or amend the Series A Certificate of Designation, amend or repeal any provision of, or add any provision to, the Company’s Certificate of Incorporation or its Bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series A Preferred Stock, regardless of whether any of the foregoing actions will be by means of amendment to the Certificate of Incorporation or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (b) issue further shares of Series A Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of Series A Preferred Stock, (c) prior to the stockholder approval of the conversion of the Series A Preferred Stock into shares of common stock in accordance with Nasdaq Stock Market Rules (the “Series A Conversion Proposal”) or at any time while at least 30% of the originally issued Series A Preferred Stock remains issued and outstanding, consummate (x) any Fundamental Transaction (as defined in the Series A Certificate of Designation) or (y) any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which our stockholders immediately before such transaction do not hold at least a majority of our capital stock immediately after such transaction or (d) enter into any agreement with respect to any of the foregoing. The Series A Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company.
On April 23, 2024, in connection with the April 2024 Exchange, the Stockholder agreed to exchange an aggregate of 90,992 shares of Series A Preferred Stock for an aggregate of 3,639,680 shares of the Company's common stock. This exchange was recorded as a reclassification between Series A Preferred Stock and common stock based on the historical per-share contributed capital amount, inclusive of any forward-contract valuation adjustments, of the Series A Preferred Stock. Following the April 2024 Exchange, 346,045 shares of Series A Preferred Stock remained outstanding and are convertible into 13,841,800 common shares.
Series B Non-Voting Convertible Preferred Stock
Pursuant to the Company's Certificate of Designation of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock (as amended, the "Series B Certificate of Designation"), holders of Series B Preferred Stock are entitled to receive dividends on shares of Series B Preferred Stock equal to, on an as-if-converted-to-common stock basis, and in the same form as, dividends actually paid on shares of common stock. Except as provided in the Series B Certificate of Designation or as otherwise required by law, the Series B Preferred Stock does not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, or alter or amend the Series B Certificate of Designation, amend or repeal any provision of, or add any provision to, the Company’s Certificate of Incorporation or its Bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series B Preferred Stock, regardless of whether any of the foregoing actions will be by means of amendment to the Certificate of Incorporation or by merger, consolidation, recapitalization, reclassification, conversion or otherwise. The Series B Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company.
On March 18, 2024, in connection with the March 2024 PIPE, the Company filed a certificate of amendment to its Series B Certificate of Designation to increase the number of authorized shares of Series B Preferred Stock from 150,000 to 271,625.
On March 20, 2024, as part of the March 2024 PIPE, the Company completed a private placement of 121,625 shares of Series B Preferred Stock at $1,480.00 per share in exchange for net proceeds of approximately $168.9 million, after deducting placement agent fees and offering costs of $11.2 million.
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
Following stockholder approval of the Series B Conversion Proposal, each share of Series B Preferred Stock automatically converted into 40 shares of common stock, subject to certain limitations, including that a holder of Series B Preferred Stock is prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (established by the holder between 0% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion. 254,958 shares of Series B Preferred Stock automatically converted to 10,198,320 shares of common stock; 16,667 shares of Series B Preferred Stock did not automatically convert and remain outstanding as of March 31, 2025 due to beneficial ownership limitations. This conversion was recorded as a reclassification between Series B Preferred Stock and common stock based on the historical per-share contributed capital amount of the Series B Preferred Stock. The remaining outstanding Series B Preferred Stock is convertible into 666,680 common shares as of March 31, 2025.
September 2024 ATM Facility
On September 6, 2024, the Company filed a new shelf registration statement on Form S-3 that was declared effective by the SEC for the potential offering, issuance and sale of up to $500.0 million of the Company's common stock, preferred stock, debt securities, warrants and/or units consisting of all or some of these securities. Concurrent with the filing of the shelf-registration statement, the Company entered into the Sales Agreement, pursuant to which the Company may issue and sell up to $200.0 million of shares of common stock under an ATM offering program included in the registration statement. During the twelve months ended December 31, 2024, the Company sold an aggregate of 777,432 shares of common stock under the ATM offering program at an average price per share of $26.935 resulting in net proceeds of $20.5 million, after deducting sales agent commissions and other offering costs of $0.4 million.
In February 2025, the Company filed a new shelf registration statement on Form S-3 that was declared effective by the SEC for the potential offering, issuance and sale of up to $500.0 million of the Company's common stock, preferred stock, debt securities, warrants and/or units consisting of all or some of these securities. Concurrent with the effectiveness of the February 2025 Shelf Registration Statement, the offering of unsold securities under the previous shelf registration statement on Form S-3 (described above), was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The February 2025 Shelf Registration Statement contains a prospectus supplement covering the offering, issuance and sale by the Company of up to $179.1 million of shares of common stock that may be issued and sold under the Sales Agreement in connection with the ATM program. No shares were sold under the ATM program during the three months ended March 31, 2025. As of March 31, 2025, $179.1 million remained available for sale under the Sales Agreement.
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
As of March 31, 2025, a total of 952 shares of common stock are subject to options outstanding under the 2015 Plan and will become available under the 2016 Equity Incentive Plan (“2016 Plan”) to the extent the options are forfeited or lapse unexercised.

2016 Equity Incentive Plan
The 2016 Plan became effective in April 2016 and serves as the successor to the 2015 Plan. Under the 2016 Plan, the Company may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and stock bonuses. The 2016 Plan, as amended, provides for an automatic increase in the number of shares reserved for issuance thereunder on January 1 of each year for the remaining term of the plan equal to (a) 5.0% of the number of issued and outstanding shares of common stock (including such shares issuable pursuant to the exercise or conversion, as applicable, of any outstanding pre-funded warrants and nonvoting convertible preferred stock) on December 31 of the immediately preceding year, or (b) a lesser amount as approved by the board each year (the “Evergreen Provision”). As a result of the Evergreen Provision, on January 1, 2025 and 2024, an additional 3,814,905 and 3,023,650 shares, respectively, became available for issuance under the 2016 Plan.
As of March 31, 2025, the 2016 Plan had 11,007,869 shares available for future issuance, of which 4,817,317 shares were subject to outstanding option awards.
2018 Equity Inducement Plan
The 2018 Equity Inducement Plan (“2018 Plan”) became effective in February 2018.
During the third quarter of 2024, the Company amended the 2018 Plan to increase the number of shares of common stock reserved for issuance by 1,000,000. After this amendment and as of March 31, 2025, the 2018 Plan had 6,856,811 shares available for future issuance, of which 6,300,368 shares were subject to outstanding option awards and restricted unit awards.
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
Spyre 2023 Equity Incentive Plan
On June 22, 2023, in connection with the Asset Acquisition, the Company assumed the Amended and Restated Spyre 2023 Equity Incentive Plan (the "2023 Plan") and its outstanding and unexercised stock options, which were converted to options to purchase 2,734 shares of common stock. The acquisition-date fair value of these grants will be recognized as an expense on a pro-rata basis over the vesting period. As of March 31, 2025 none of the stock options under the 2023 Plan remained outstanding.
The following table summarizes the Company’s stock awards granted under all equity incentive and inducement plans for each of the periods indicated:

	Three Months Ended March 31,
	2025		2024
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	1,897,917	$21.45	1,044,658	$26.50
Parapyre Option Obligation
As of December 31, 2024, the Company settled its obligations under the Parapyre Option Obligation by issuing Parapyre 848,184 warrants to purchase the Company's common stock at an exercise price of $23.28. As of March 31, 2025, a total of 1,532,591 warrants with a weighted-average exercise price of $22.49 had been issued to Parapyre under the Parapyre Option Obligation. As of March 31, 2025 none of the warrants issued under the Parapyre Option Obligation have been exercised and all remain outstanding.
For the three months ended March 31, 2024, $5.4 million was recognized as stock compensation expense related to the Parapyre Option Obligation. There are no ongoing obligations under the Parapyre Option Obligation as of January 1, 2025.
2016 Employee Stock Purchase Plan
Under the Company’s 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company issued and sold 16,877 and 2,330 shares during the three months ended March 31, 2025 and 2024, respectively. The aggregate cash proceeds were $0.3 million and de minimis for the three months ended March 31, 2025 and 2024, respectively.
Stock-based Compensation Expense
Total stock-based compensation expense recognized from the Company’s equity incentive plans, 2018 Plan, 2016 ESPP and Parapyre Option Obligation during the periods presented was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development (1)	$3,512	$6,857
General and administrative	5,347	6,978
Total stock-based compensation expense (2)	$8,859	$13,835

(1) For the three months ended March 31, 2024, $5.4 million was recognized as stock compensation expense related to the Parapyre Option Obligation.
(2) Of the total $13.8 million of stock-based compensation expense for the three months ended March 31, 2024, $2.9 million is related to legacy Aeglea employees and directors who had been terminated as of the end of the period.

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the Company's equity incentive plans, and the shares purchasable under the 2016 ESPP during the periods presented:

	Three Months Ended March 31,
	2025	2024
Stock Options Granted
Expected term (in years)	6.03	6.03
Expected volatility	76%	105%
Risk-free interest	4.46%	3.88%
Dividend yield	—	—

2016 ESPP
Expected term (in years)	0.50	0.50
Expected volatility	69%	98%
Risk-free interest	4.23%	5.31%
Dividend yield	—	—

10.  Segment Reporting
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
The following table sets forth the significant expenses provided to the CODM on a regular basis (in thousands):

	Three Months Ended March 31,
	2025	2024
Compensation	$6,991	$4,174
Stock-based compensation (1)	8,859	13,835
Research and development, excluding compensation and stock-based compensation (2) (3)	33,551	26,103
Other segment items (4)	(4,628)	(255)
Segment net loss	$44,773	$43,857

Reconciliation of net loss
Adjustments and reconciling items	—	—
Consolidated net loss	$44,773	$43,857
(1) Includes $0.3 million and $5.7 million in related party expenses for the three months ended March 31, 2025 and 2024, respectively.
(2) Includes non-clinical study, clinical trial, and manufacturing expenses.
(3) Includes $2.5 million and $11.7 million in related party expenses for the three months ended March 31, 2025 and 2024, respectively.
(4) Includes general and administrative expenses such as audit, legal, and other professional fees, interest income, and other expense, net.
11. Net Loss Per Share
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
The following table sets forth the computation of basic and diluted net loss per share of common stock, Series A Preferred Stock, and Series B Preferred Stock (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025			2024
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(8,288)	$(399)	$(36,086)	$(12,642)	$(4,810)	$(26,405)
Denominator
Weighted-average shares outstanding	346,045	16,667	60,265,932	437,037	166,261	36,262,662
Weighted-average pre-funded warrants outstanding	—	—	—	—	—	250,000
Number of shares used in per share computation	346,045	16,667	60,265,932	437,037	166,261	36,512,662
Net loss per share, basic and diluted	$(23.95)	$(23.95)	$(0.60)	$(28.93)	$(28.93)	$(0.72)

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	1,866,235	3,200,918
Unvested restricted stock units	22,622	61,253
Outstanding Parapyre warrants	1,532,591	684,407

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (this "Quarterly Report") as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report") filed with the U.S. Securities and Exchange Commission (the "SEC") on February 27, 2025. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements regarding our expected results, outcomes, and the timing of these results and outcomes, plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we”, “us”, “our”, “the Company,” or “Spyre” refers to Spyre Therapeutics, Inc. and its consolidated subsidiaries taken as a whole.
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
Through the Asset Acquisition, we received the option to license certain intellectual property rights related to certain research programs (collectively, the "Option"). On July 12, 2023, we exercised the Option with respect to one of these research programs to be granted an exclusive license to all of Paragon's rights, title and interest in and to intellectual property rights, including inventions, patents, sequence information and results, under SPY001, our α4β7 integrin program, to develop and commercialize antibodies and products worldwide in all therapeutics disorders. We expect any patents pursued non-provisionally and that mature into issued patents to expire no earlier than 2044, subject to any disclaimers or extensions. On December 14, 2023, we exercised the Option under the Paragon Agreement to be granted an exclusive license to all of Paragon’s rights, title and interest in and to intellectual property rights, including inventions, patents, sequence information and results, under SPY002, our TL1A program, to develop and commercialize antibodies and products worldwide in all therapeutics disorders. We expect any patents pursued non-provisionally and that mature into issued patents to expire no earlier than 2044, subject to any disclaimers or extensions. On June 5, 2024, we exercised the Option under the Paragon Agreement to be granted an exclusive license to all of Paragon’s rights, title and interest in and to intellectual property rights, including inventions, patents, sequence information and results, under SPY003, our IL-23 program, to develop and commercialize antibodies and products worldwide solely in inflammatory bowel disease ("IBD") indications. We expect any patents pursued non-provisionally and that mature into issued patents to expire no earlier than 2045, subject to any disclaimers or extensions. The License Agreements pertaining to SPY001 and SPY002 between the Company and Paragon were executed in the second quarter of 2024, and the License Agreement pertaining to SPY003 was executed in October 2024 and subsequently amended and restated on February 24, 2025.
Overview
Following the Asset Acquisition, we have significantly reshaped the business into a clinical stage biotechnology company focused on developing next generation therapeutics for patients living with IBD, including ulcerative colitis ("UC") and Crohn's disease ("CD"), and other immune-mediated diseases. Our portfolio of novel and proprietary monoclonal antibody product candidates has the potential to address unmet needs in IBD and rheumatoid arthritis ("RA") care by improving efficacy, safety, and/or dosing convenience relative to products currently available or product candidates in development. We have engineered our product candidates with the aim to bind potently and selectively to their target epitopes and to exhibit extended pharmacokinetic half-lives through modifications in the Fc domain, which modifications are designed to increase affinity to human FcRn and increase antibody recycling. We anticipate that half-life extension will enable less frequent administration as compared to marketed or development-stage mAbs that do not incorporate half-life extension modifications. In addition to the development of our product candidates as potential monotherapies, we plan to investigate combinations of our proprietary antibodies in nonclinical studies and clinical trials in order to evaluate whether combination therapy (co-administration or co-formulation of multiple monoclonal antibodies) can lead to greater efficacy, as compared to monotherapies in IBD. We intend to deliver our product candidates through convenient, infrequently self-administered, subcutaneous maintenance injections, although the specific delivery mechanism or technology has not been selected given our early stage.
Our Portfolio
We are advancing a pipeline of monoclonal antibodies (“mAbs”) for the treatment of IBD and other immune-mediated diseases. The following table summarizes our programs and strategy:
Through the Asset Acquisition, we received the Option pursuant to the Paragon Agreement, and subsequently executed license agreements for our α4β7, TL1A, and IL-23 programs. As of the date of this Quarterly Report on Form 10-Q, we have exercised our Option with respect to and nominated development candidates for our SPY001, SPY002, and SPY003 programs. We executed license agreements with Paragon for SPY001 (the "SPY001 License Agreement") and SPY002 (the "SPY002 License Agreement") in the second quarter of 2024 and we executed a license agreement with Paragon for SPY003 (the "SPY003 License Agreement" and, together with the SPY001 License Agreement and the SPY002 License Agreement, the "License Agreements") in the fourth quarter of 2024. The SPY001 and SPY002 licenses are indication agnostic, and the SPY003 license is restricted to IBD. See the section titled “Paragon Agreement” in this Quarterly Report on Form 10-Q for more discussion about the Paragon Agreement and the License Agreements.
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
The Company initiated a first-in-human ("FIH") Phase 1 trial for SPY001 in June 2024. The SPY001 Phase 1 trial is a double blind, placebo-controlled trial in healthy volunteers and consists of a single-ascending dose ("SAD") component and a multi-ascending dose ("MAD") component. The trial design includes enrolling 56 healthy adult participants into five SAD cohorts and two MAD cohorts in the main portion of the study. The primary endpoint is safety, with pharmacokinetics ("PK") and anti-drug antibodies ("ADA") serving as secondary endpoints. Additional cohorts have been added to the study to evaluate pharmacokinetics in healthy volunteers of various ethnicities to facilitate subsequent global clinical trials. Trial enrollment is now complete.
Interim results were initially presented in November 2024, with additional data presented in May 2025 with up to eight months of follow up. Findings from the interim SAD and MAD portions of the Phase 1 trial were as follows:
•Safety (See Figure 2) - SPY001 was well tolerated across all dose groups (single doses of up to 1,000 mg and multiple doses of up to 600 mg) with a favorable safety profile. The most common treatment-emergent adverse events were headache and nasopharyngitis.
•PK (See Figure 3) - SPY001 demonstrated a meaningfully differentiated PK profile relative to vedolizumab. SPY001 has a half-life estimate of ~80 days based on population PK modeling, more than three times that of vedolizumab's 25-day human half-life in a cross-trial comparison, supporting the potential for Q3M-Q6M SC maintenance dosing.
•Pharmacodynamics ("PD") (see Figure 4) - saturation of occupancy of α4β7 receptors was observed with a single dose of 600 mg up to 32 weeks of follow up, which was the longest follow-up available at data cutoff.
Based on these interim results, we plan to advance SPY001 to a Phase 2 clinical trial in UC patients in mid-2025.
Figure 1. Potency and selectivity of SPY001 relative to synthesized vedolizumab in cellular assays (Data on file).

Figure 2. Interim SPY001 Phase 1 safety data.
Figure 3. Interim SPY001 simulated concentration-time profile compared to vedolizumab.

Figure 4. Interim SPY001 pharmacodynamic data.
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
SPY002 preclinical characterization studies were conducted in-house with support from third party vendors. Our extensive discovery campaign has identified two lead candidates which bind TL1A monomers and trimers and have subnanomolar potency in cellular assays (see Figure 5, n=4 replicates per group per study). The candidates also exhibited extended pharmacokinetic half-lives of greater than two to three-fold relative to synthesized competitor molecules in clinical development that do not incorporate half-life extending modifications, based on head-to-head preclinical studies in non-human primates ("NHPs") (see Figure 6, n=5 per group).
The Company initiated two FIH trials in healthy volunteers in the fourth quarter of 2024, one for each of our SPY002 candidates, with interim safety and PK data from these trials expected in the second quarter of 2025. If successful, one or more SPY002 candidates will advance to Phase 2 clinical trials (UC and RA).

Figure 5. Inhibition of TL1A induced TF-1 cell apoptosis (left) and IFNγ secretion in primary human whole blood 1 donor of 4 donors profiled (right) (Data on file. Duvakitug was not benchmarked in IFNγ secretion assay; Duvakitug, RO7790121, and tulisokibart are synthesized comparator antibodies).
Figure 6. Pharmacokinetic concentration-time curves of SPY002 candidates compared to synthesized competing anti-TL1A molecules in non-human primates (Data on file. Group size was n=5 for SPY002 mAbs and tulisokibart at final endpoints for half-life determination; No RO7790121 detected after day 28. Duvakitug not compared in these models given low human half-life (7-10 days).
SPY003 – anti-IL-23 mAb
SPY003 is a clinical-stage program designed to bind to Interleukin 23 (“IL-23”) and incorporates half-life extending modifications. IL-23 is a cytokine that is produced by immune cells and is involved in immune response regulation. IL-23 promotes the survival, expansion, and activity of Th17 cells. Th17 cells produce inflammatory cytokines, such as IL-17, which contribute to the inflammation seen in IBD. IL-23 also helps in the recruitment and activation of other immune cells, such as neutrophils, which further contribute to tissue damage in the gut.
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
The Company initiated a FIH trial in healthy volunteers in March 2025, with interim safety and PK data from this trial expected in the second half of 2025. If successful, SPY003 will advance to Phase 2 clinical trials.
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
In February and May 2025, the Company presented new preclinical data demonstrating that combination therapy resulted in additive or greater than additive in vivo biological activity relative to either monotherapy in mouse hapten reagent 2,4,6-trinitrobenzene sulfonic acid (TNBS) and anti-CD40 colitis models (Figure 9). In addition, coadministration of SPY001 and SPY002 in NHPs demonstrated no drug effects on PK (Figure 10).
Figure 9. Combined inhibition of anti-TL1A and anti-ß7 (anti-α4β7 mouse surrogate) is superior to either monotherapy in mouse models of colitis.

Figure 10. Coadministration of SPY001 and SPY002 demonstrates no drug-drug effects on exposure in NHPs.
SPY130 - combination anti-α4β7 and anti-IL-23 mAbs
SPY130 combines SPY001 (anti-α4β7) and SPY003 (anti-IL-23) antibodies, pairing two commercially validated mechanisms targeting non-overlapping sites of action. We are currently evaluating SPY130 in nonclinical studies and initiated combination toxicology studies in 2024. Subject to regulatory feedback, we intend to initiate clinical trials in 2025 that will include SPY130.
In October 2024, the Company presented new preclinical data, demonstrating in a T-cell transfer model of IBD, that combination therapy with anti-IL-23 and anti-α4ß7 improved body weight and reduced colonic CD4+ infiltration and IL-17 levels relative to monotherapy (Figure 11).
In March 2025, the Company presented additional preclinical data, demonstrating that combination therapy resulted in additive or greater than additive in vivo biological activity relative to either monotherapy in mouse TNBS model (Figure 12).
Figure 11. Combination of anti-ß7 (anti-α4β7 murine surrogate) and anti-IL-23 increases efficacy and PD in T-cell transfer colitis model.

Figure 12. Combined inhibition of anti-IL-23 and anti-ß7 (anti-α4β7 mouse surrogate) is superior to either monotherapy in mouse TNBS models of colitis (*P<0.05, **P<0.01, ***P<0.001, ****P<0.0001 vs. vehicle (2-way ANOVA with Dunnett’s correction). N=8 per group).
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
In October 2024, the Company presented new preclinical data, demonstrating that anti-IL-23 and anti-TL1A have a synergistic effect on promoting IL-17 secretion from human and mouse cells, and that the combination of anti-IL-23 and anti-TL1A suppressed IL-17 secretion more effectively than either agent alone (Figure 13).
In March 2025, the Company presented additional preclinical data, demonstrating that combination therapy resulted in additive in vivo biological activity relative to either monotherapy in mouse TNBS model (Figure 14).

Figure 13. Combination of anti-TL1A and anti-IL-23 offers superior inhibition of IL-17 release in vitro.
Figure 14. Combined inhibition of anti-IL-23 and anti-TL1A is superior to either monotherapy in mouse TNBS model of colitis (*P<0.05, **P<0.01, ***P<0.001, ****P<0.0001 vs. vehicle (2-way ANOVA with Dunnett’s correction). N=8 per group.

Phase 2 Platform Trial in UC and Phase 2 Trial in RA
We plan to initiate in mid-2025 (i) a Phase 2 platform trial of our product candidates in IBD beginning with monotherapies in mid-2025 and subsequent planned addition of combination arms and (ii) a Phase 2 clinical trial of anti-TL1A in RA, each subject to regulatory feedback and with initial topline Phase 2 results expected to be received in 2026.
Paragon Agreement
In May 2023, Pre-Merger Spyre entered into the Paragon Agreement with Paragon and Parapyre. Pursuant to the Paragon Agreement, the Option provided for the right to acquire the intellectual property rights related to certain research programs from Paragon in accordance with a license agreement to be entered into following each exercise of the Option.
On July 12, 2023, December 14, 2023 and June 5, 2024, we exercised our Option available under the Paragon Agreement with respect to the SPY001, SPY002 and SPY003 research programs, respectively. In May 2024, we signed license agreements with Paragon for rights to royalty-bearing, world-wide, exclusive licenses to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting ɑ4β7 integrin (SPY001 program) and TL1A (SPY002 program) and, in October 2024, we signed a license agreement for rights to a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting IL-23 (SPY003 program) in the field of IBD. The SPY003 License Agreement was subsequently amended and restated in February 2025 to, among other things, clarify each party's rights and obligations with respect to license exclusivity and patent prosecution.
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
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. The most significant estimates and assumptions that management considers in the preparation of our financial statements relate to accrued research and development costs; the discount rate, probabilities of success, and timing of estimated cash flows in the valuation of the contingent value right ("CVR") liability and inputs used in the Black-Scholes model for stock-based compensation expense.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Increase/(Decrease)	% Change
	2025	2024

	(in thousands)
Operating expenses:
Research and development	$41,623	$34,928	$6,695	19%
General and administrative	11,944	12,846	(902)	(7)%
Total operating expenses	53,567	47,774	5,793	12%
Loss from operations	(53,567)	(47,774)	5,793	*

Other income:
Interest income	6,493	4,432	2,061	*
Other income (expense), net	2,286	(483)	2,769	*
Total other income	8,779	3,949	4,830	*
Loss before income tax expense	(44,788)	(43,825)	963	*
Income tax benefit (expense)	15	(32)	47	*
Net loss	$(44,773)	$(43,857)	$916	*
__________________________________
*Percentage not meaningful
Research and Development Expenses. Research and development expenses increased by $6.7 million, or 19%, to $41.6 million for the three months ended March 31, 2025, from $34.9 million for the three months ended March 31, 2024. The increase was primarily driven by $13.5 million and $5.3 million increases in clinical and preclinical development activities, respectively, a $4.7 million increase in compensation costs, and a $2.5 million increase in intellectual property license fees, partially offset by $17.1 million and $3.5 million decreases in antibody discovery costs and manufacturing costs, respectively.
External research and development expenses include costs associated with third parties contracted to conduct research and development activities on behalf of the Company, including through Paragon, CROs, CMOs, and third-party laboratories. For the three months ended March 31, 2025 and 2024, external research and development costs accounted for $33.5 million and $31.3 million, respectively. The increase was primarily due to increased clinical and preclinical development activities, intellectual property license fees, partially offset by decreases in antibody discovery and manufacturing costs associated with our pipeline candidates as described above.
    Internal research and development expenses include compensation and related costs associated with our research and development employees. For the three months ended March 31, 2025 and 2024, internal research and development costs accounted for $8.1 million and $3.6 million, respectively. The increase was primarily driven by an increase in research and development headcount.
General and Administrative Expenses. General and administrative expenses decreased by $0.9 million, or 7%, to $11.9 million for the three months ended March 31, 2025, from $12.8 million for the three months ended March 31, 2024. The decrease was primarily attributable to a $1.6 million decrease in stock-based compensation, partially offset by a $0.8 million increase in professional services fees.
Interest Income. Interest income was $6.5 million and $4.4 million for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily due to higher investment balances.

Other income (expense), net. Other income (expense), net for the three months ended March 31, 2025 increased by $2.8 million versus the three months ended March 31, 2024 primarily driven by a $2.4 million decrease in fair value of the CVR liability during the current period compared to a $0.4 million increase in fair value of the contingent right liability during the prior period.
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
Since our inception and through March 31, 2025, we have funded our operations by raising an aggregate of approximately $1.3 billion of gross proceeds from the sale and issuance of convertible preferred stock and common stock, pre-funded warrants, the collection of grant proceeds, and the licensing of our product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East. As of March 31, 2025, we had an accumulated deficit of $1.0 billion.
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
Sources of Liquidity
In March 2024, we completed a private placement of 121,625 shares of Series B Preferred Stock at $1,480.00 per share resulting in net proceeds of approximately $168.9 million after deducting approximately $11.2 million of placement agent and other offering costs.
In September 2024 and December 2024, we sold an aggregate of 777,432 shares of common stock under an ATM offering program at an average price per share of $26.935 resulting in net proceeds of approximately $20.5 million after deducting approximately $0.4 million of sales agent commissions and other offering costs.
In November 2024, we sold 8,366,250 shares of our common stock in an underwritten public offering, inclusive of 1,091,250 shares pursuant to the full exercise of the underwriters' over-allotment option, under our shelf registration statement on Form S-3 at a price per share of $27.50, resulting in net proceeds of $215.9 million after deducting approximately $14.2 million of underwriting discounts and other offering costs.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(40,994)	$(28,542)
Investing activities	(61)	(104,963)
Financing activities	125	172,165
Effect of exchange rate on cash, cash equivalents, and restricted cash	—	(4)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(40,930)	$38,656
Cash Used in Operating Activities
Cash used in operating activities for the three months ended March 31, 2025 was $41.0 million and reflected a net loss of $44.8 million coupled with $2.6 million in net accretion of discount on marketable securities and a $2.4 million non-cash gain from the decrease of the CVR liability fair value, partially offset by stock-based compensation of $8.9 million.
Cash used in operating activities for the three months ended March 31, 2024 was $28.5 million and reflected a net loss of $43.9 million and $2.4 million in net accretion of discount on marketable securities, partially offset by stock-based compensation of $13.8 million and a $3.5 million decrease in net operating assets and liabilities driven by timing of payments.
Cash Used in Investing Activities
Cash used in investing activities for the three months ended March 31, 2025 was $0.1 million.
Cash used in investing activities for the three months ended March 31, 2024, was $105.0 million and primarily consisted of $152.7 million in purchases of marketable securities, partially offset by $47.8 million in maturities and sales of marketable securities.
Cash Provided by Financing Activities
Cash provided by financing activities for the three months ended March 31, 2025 was $0.1 million.
Cash provided by financing activities for the three months ended March 31, 2024, was $172.2 million, which primarily consisted of the net proceeds from the issuance of the Series B Preferred Stock in the March 2024 PIPE of $169.2 million and $4.4 million from proceeds from stock option exercises and sales of common stock under our Employee Stock Purchase Plan.
Contingent Contractual Obligations
Through the Asset Acquisition, we received the Option to license certain intellectual property rights related to certain research programs. The exercise of the Option allows for us to enter into an exclusive license agreement with Paragon for the respective research program. Thus far we have exercised the Option and entered into license agreements with respect to SPY001, SPY002, and SPY003. Under the terms of each License Agreement, we are obligated to pay Paragon up to $22.0 million based on specific development, regulatory and clinical milestones for the first product under each agreement. As of March 31, 2025, we have incurred a total of $12.0 million of milestone fees out of a total maximum of $66.0 million in potential milestone fees across all License Agreements. As of March 31, 2025 $2.5 million of milestone fees remain outstanding and payable. With respect to the SPY002 License Agreement only, on a product by product basis, we are obligated to pay sublicensing fees of up to approximately $20 million upon the achievement of mostly commercial milestones. As of March 31, 2025 we have incurred $0.7 million of sublicensing fees of which nil remain outstanding and payable.
Recently Adopted Accounting Pronouncements
There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our interest-earning investments, foreign currency exchange rates and inflation risk affecting labor costs and clinical trial costs.
Interest Rate Risk
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in marketable securities. As of March 31, 2025, we held $564.8 million in cash, cash equivalents, and marketable securities, all of which were denominated in U.S. dollars, and consisted primarily of investments in money market funds, commercial paper, U.S. government obligations, and corporate bonds. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and have a low risk profile. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material effect on the total market value of our cash equivalents and marketable securities as of March 31, 2025. To date, we have not experienced a loss of principal on any of our investments and as of March 31, 2025, we did not record any allowance for credit loss from our investments.
Foreign Currency Risk
We are also exposed to market risk related to changes in foreign currency exchange rates as a result of our entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the macroeconomic environment (including financial conditions affecting the banking system and financial institutions), inflation, tariff/trade policy, or global political instability may result in significant changes in exchange rates, and in particular, a weakening of the U.S. dollar relative to foreign currencies may negatively affect our expenses and net income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers. For the three months ended March 31, 2025, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Inflation Fluctuation Risk
Inflation generally affects us by increasing our costs, such as the cost of labor and research and development contract costs. We do not believe inflation has had a material adverse effect on the results of our operations during the three months ended March 31, 2025.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures, as of March 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
The following summarizes the principal factors that make an investment in the Company speculative or risky, all of which are more fully described in the Risk Factors section below. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect us in the future. The occurrence of any of these risks, could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.
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
•Regulatory authorities may not accept data from clinical trials we conduct at sites outside the United States or other jurisdiction.
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
•We may be negatively impacted by healthcare legislative reform measures and other changes in law.
•Our potential revenue may be adversely affected due to unfavorable regulations, laws and/or policies.
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
•Our failure to maintain proper and effective internal controls may adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, decrease investor confidence in us, and reduce the value of our common stock. For example, in the fourth quarter of 2024, we identified a material weakness in our internal control over financial reporting which resulted in restatements of our previously-issued financial statements to amend certain net loss per share disclosures.
•Our business could be adversely affected by macroeconomic conditions.
Risks Related to Our Financial Condition and Capital Requirements
We will need to raise additional capital, and if we are unable to do so when needed, we will not be able to continue as a going concern.
As of March 31, 2025, we had $564.8 million of cash, cash equivalents, and marketable securities. We will need to raise additional capital to continue to fund our operations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
Developing our product candidates requires a substantial amount of capital. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through clinical trials. We will need to raise additional capital to fund our operations and such funding may not be available to us on acceptable terms, or at all, and such funding may become even more difficult to obtain due to macroeconomic conditions, including rising interest rates, tariffs and trade restrictions and downturns in the U.S. capital markets and the biotechnology sector in general. Competition for additional capital among biotechnology companies may be particularly intense during economic downturns. We may be unable to raise capital through public offerings of our common stock and may need to turn to alternative financing arrangements. Such arrangements, if we pursue them, could involve issuances of one or more types of securities, including common stock, preferred stock, convertible debt, warrants to acquire common stock or other securities. These securities could be issued at or below the then prevailing market price for our common stock. In addition, if we issue debt securities, the holders of the debt would have a claim to our assets that would be superior to the rights of stockholders until the principal, accrued and unpaid interest and any premium or make-whole has been paid. Interest on any newly-issued debt securities and/or newly-incurred borrowings would increase our operating costs and reduce our net income (or increase our net loss), and these impacts may be material. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be materially and adversely affected.
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
Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by regulatory authorities to perform clinical and other studies in addition to those that we anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations. Portions of our research programs may be in-licensed from third parties, which make the commercial sale of such in-licensed products potentially subject to additional royalty and milestone payments to such third parties. We will also have to develop or acquire manufacturing capabilities or continue to contract with contract manufacturers in order to continue development and potential commercialization of our product candidates. For instance, if the costs of manufacturing our drug product are not commercially feasible, we will need to develop or procure our drug product in a commercially feasible manner in order to successfully commercialize a future approved product, if any. Additionally, if we are not able to generate revenue from the sale of any approved products, we may never become profitable.
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
To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. For instance, in December 2023, we sold an aggregate of 6,000,000 shares of our common stock and 150,000 shares of our Series B Preferred Stock pursuant to a private placement to certain investors for gross proceeds of approximately $180 million and in March 2024, we sold an aggregate of 121,625 shares of our Series B Preferred Stock pursuant to a private placement to certain investors for gross proceeds of approximately $180 million. Subject to certain beneficial ownership limitations set by each holder of Series B Preferred Stock, each share of Series B Preferred Stock is convertible into an aggregate of 40 shares of our common stock. Following stockholder approval of the Series B Conversion Proposal, 254,958 shares of Series B Preferred Stock automatically converted to 10,198,320 shares of common stock; 16,667 shares of Series B Preferred Stock did not automatically convert and remain outstanding as of March 31, 2025 due to beneficial ownership limitations.
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
We or our collaborators may experience delays in initiating or completing nonclinical studies or clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, any current or future nonclinical studies and clinical trials that we could conduct that could delay or prevent our ability to achieve our development timelines, receive marketing approval or commercialize our current product candidates or any future product candidates, including:
•regulators, such as the U.S. Food and Drug Administration ("FDA"), or ethics committees (“ECs”)/institutional review boards (“IRBs”) may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations (“CROs”), the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•clinical trial sites may deviate from trial protocol or drop out of a clinical trial;
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
Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our three most advanced programs, SPY001, SPY002 and SPY003, alone or in combination. We exercised our Option with respect to the SPY001, SPY002 and SPY003 programs on July 12, 2023, December 14, 2023, and June 5, 2024, respectively. Additionally, in May 2024, we signed license agreements with Paragon for rights to royalty-bearing, world-wide, exclusive licenses to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting ɑ4β7 integrin (SPY001 program) and TL1A (SPY002 program) and, in October 2024, we signed a license agreement for rights to a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting IL-23 (SPY003 program) in the field of IBD. The SPY003 License Agreement was subsequently amended and restated in February 2025 to, among other things, clarify each party's rights and obligations with respect to license exclusivity and patent prosecution. We are investing a majority of our efforts and financial resources into the research and development of these programs. We initiated a Phase 1 clinical trial in healthy volunteers of SPY001 and announced the dosing of our first participant in June 2024. We also initiated a Phase 1 clinical trial in healthy volunteers of SPY002 in the fourth quarter of 2024 and a Phase 1 clinical trial in healthy volunteers of SPY003 in the first quarter of 2025. We also plan to initiate a Phase 2 platform trial of our product candidates in IBD beginning with monotherapies in mid-2025 and subsequent planned addition of combination arms as well as a Phase 2 clinical trial of SPY002 in RA in mid-2025, each subject to regulatory feedback and approval. The success of our programs is dependent on observing longer half-lives of our product candidates in humans and comparable or better safety and efficacy profiles than other mAbs currently marketed or in development. We believe these longer half-lives have the potential to result in more favorable dosing schedules for our product candidates, assuming they successfully complete clinical development and obtain marketing approval. This is based in part on the assumption that the longer half-lives observed in NHPs will translate into extended half-lives of our product candidates in humans. To the extent we do not observe these extended half-lives with favorable safety and efficacy profiles when we dose humans with our product candidates, it would significantly and adversely affect the clinical and commercial potential of our product candidates.
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
Our approach to the discovery and development of our research programs leverages clinically validated mechanisms of action and incorporates advanced antibody engineering to optimize half-life and other properties designed to overcome limitations of existing therapies. Our programs are purposefully designed to improve upon existing product candidates and products while maintaining the same well-established mechanisms of action. However, the scientific research that forms the basis of our efforts to develop programs using half-life extension technologies, including YTE and LS amino acid substitutions, is ongoing and may not result in viable programs. We have limited clinical data on product candidates utilizing YTE and LS half-life extension technologies, especially in I&I indications, demonstrating whether they are safe or effective for long-term treatment in humans. The long-term safety and efficacy of these technologies and the extended half-lives and exposure profiles of our programs compared to currently approved products are unknown.
We may ultimately discover that our investigational products developed with half-life extension technologies do not possess certain properties required for therapeutic effectiveness and could lead to adverse effects. We currently have only interim clinical or nonclinical data regarding the increased half-life properties of our programs and the anticipated half-life extension for each of our product candidates may not be seen in humans in our clinical trials. In addition, programs using half-life extension technologies may demonstrate different chemical and pharmacological properties in participants than they do in laboratory studies. This technology and any programs resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways.
In addition, we may in the future seek to discover and develop programs that are based on novel targets and technologies that are unproven. If our discovery activities fail to identify novel targets or technologies for drug discovery, or such targets prove to be unsuitable for treating human disease, we may not be able to develop viable additional programs. We and our existing or future collaborators may never receive approval to market and commercialize any product candidate. Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. If the products resulting from our research programs prove to be ineffective, unsafe or commercially unviable, our programs and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
Furthermore, a failure of one or more clinical trials can occur at any stage of testing. The outcome of nonclinical studies and early-stage clinical trials may not be predictive of the success of later stage clinical trials. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. In addition, we expect to rely on participants to provide feedback on measures such as measures of disease activity and measures of quality of life, which are subjective and inherently difficult to evaluate. These measures can be influenced by factors outside of our control and can vary widely from day to day for a particular participant, and from participant to participant and from site to site within a clinical trial.
We cannot be sure that the FDA, or comparable foreign regulatory authority, as applicable, will agree with our clinical development plans. We plan to use the data from our ongoing Phase 1 trials of our SPY001, SPY002 and SPY003 programs in healthy volunteers to support Phase 2 trials in IBD, RA and other I&I indications. If the FDA and/or comparable foreign regulatory authority requires us to materially modify our proposed trial designs, conduct additional trials or enroll additional participants, our development timelines may be delayed. We cannot be sure that submission of an IND, clinical trial application or similar application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate them. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient nonclinical, toxicology or other in vivo or in vitro data; delays in reaching a consensus with regulatory authorities on trial design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with current and prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; CRO personnel changes which could lead to operational delays or complications; delays in identifying, recruiting and training suitable clinical investigators and their study teams; delays in obtaining required EC/IRB approval at each clinical trial site; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates or other supplies for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice requirements (“GCPs”) or applicable regulatory guidelines in other countries; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to facilities operated by a contract manufacturing organization (“CMO”) and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and third parties being unwilling or unable to satisfy their contractual obligations to us.
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
Our product candidates have mechanisms of action that have been associated with certain adverse reactions in patients. For example, nasopharyngitis, headache, arthralgia, nausea, pyrexia, upper respiratory tract infection, fatigue, cough, bronchitis, influenza, back pain, rash, pruritus, sinusitis, oropharyngeal pain, and pain in extremities are the most common adverse reactions noted with Entyvio, which is in the same drug class as SPY001 and is approved for the treatment of moderately to severely active UC in adults and of moderately to severely active CD in adults. In addition, mAbs targeting TL1A such as our product candidate SPY002 in clinical research are associated with patient adverse reactions that most commonly include headache, nasopharyngitis, arthralgia, and back pain. Finally, for Skyrizi, which is in the same drug class as SPY003 and is approved for the treatment of moderately to severely active UC in adults and of moderately to severely active CD in adults, the most common adverse reactions are upper respiratory infections, headache, arthralgia, injection site reactions, abdominal pain, anemia, pyrexia, back pain, arthropathy, and urinary tract infection in patients with CD and arthralgia, pyrexia, injection site reactions, and rash in patients with UC. Participants in our clinical trials for SPY001, SPY002 and SPY003, or combinations thereof, may experience similar or additional adverse reactions.
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
If any of the foregoing events occur or if one or more of our research programs pursuant to the Paragon Agreement prove to be unsafe, our entire pipeline could be affected, which would have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We are conducting and may conduct future clinical trials for our programs at sites outside the United States or other jurisdiction, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
We are conducting and may conduct future clinical trials in the United States and various other countries. The acceptance of trial data from clinical trials conducted outside the United States or other jurisdiction by the FDA or comparable foreign regulatory authority may be subject to conditions imposed by such regulatory authority or may not be accepted at all. For example, in cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the applicable clinical trial data on the basis of foreign data alone unless, among other conditions, (i) the clinical trial is well-designed and conducted and performed by qualified investigators in accordance with ethical principles, (ii) the trial population adequately represents the U.S. population, and (iii) the data is applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Many foreign regulatory authorities have similar approval requirements. In addition, clinical trials are subject to the applicable local laws of the jurisdictions where the trials are conducted and acceptance of the data by the FDA or any comparable foreign regulatory authority may depend on its determination that the trials also complied with all applicable local laws and regulations. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Even if the FDA or any comparable foreign regulatory authority accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the applicable jurisdiction or to continue such trials once initiated.
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
The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own nonclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.
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
We may be negatively impacted by healthcare legislative reform measures and other changes in law.
Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay development of or regulatory approval of our product candidates and/or increase our manufacturing costs, general operating costs or other costs. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we fail to adequately prepare for the impacts of or are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our product candidates may be delayed in obtaining regulatory approval or may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. In addition, the impact of legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current presidential administration on us and the pharmaceutical industry as a whole is unclear. These government actions could cause delays in our business plans, increase the cost of execution of our business plans or otherwise have a material adverse effect on our business. For example, the federal government recently announced tariffs on goods imported from China and other countries, which have been followed by threatened or enacted counter-measures by certain countries. These measures could impact the cost of manufacturing our product candidates for our ongoing and planned clinical trials and may increase other costs such as import and export costs across different jurisdictions, costs of drug product and clinical trial supplies, and other costs of running our trials and executing on our business plans, which could negatively impact our financial position. We may seek alternative or additional sources for our drug substance or drug product for our clinical trials, clinical trial sites, or service providers, which could negatively impact our expected timelines and business plan. Additionally, if legislation similar to the BIOSECURE Act is passed with terms that require us to switch or move development of our product candidates from one CMO to another or if we undertake such actions to mitigate the effects of such legislation prior to its enactment, we may incur additional development costs or delays in manufacturing product for clinical trials or commercialization. See the section titled “Business – Government Regulation – Healthcare Reform” in our Annual Report on Form 10-K for a more detailed description of healthcare reform measures that may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.
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
We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. Our ability to successfully commercialize any product candidates that we may develop will depend in part on the extent to which reimbursement for these product candidates and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. These entities may create preferential access policies for a competitor’s product, including a branded or generic/biosimilar product, over our products in an attempt to reduce their costs, which may reduce our commercial opportunity. Additionally, if any of our product candidates are approved and we are found to have improperly promoted off-label uses of those product candidates, we may become subject to significant liability, which would materially adversely affect our business and financial condition. See the sections titled “Business – Government Regulation – Coverage and Reimbursement” and “Business – Government Regulation – Regulation in the European Union” in our Annual Report on Form 10-K for a more detailed description of the government regulations and third-party payor practices that may affect our ability to commercialize our product candidates.
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to or from recipients in the public or private sector. We may engage third parties to sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
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
We may seek a breakthrough therapy, fast track, or other designation for appropriate product candidates. Designations such as these are within the discretion of the FDA, or other comparable regulatory authorities. The receipt of a designation for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify under one of FDA’s designation programs, the FDA may later decide that the products no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. See the section titled “Business – Government Regulation – United States Biologics Regulation – Expedited Development and Review Programs” in our Annual Report on Form 10-K for a more detailed description of the process for seeking expedited designations such as fast track or breakthrough therapy designations.
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
Our pending and future patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our programs or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or programs. Even if these patents are granted, they may be difficult to enforce. Further, any issued patents that we may license or own covering our programs could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the United States Patent and Trademark Office (“USPTO”). Further, if we encounter delays in our clinical trials or delays in obtaining regulatory approval, the period of time during which we could market our product candidates under patent protection would be reduced. Thus, the patents that we may own or license may not afford us any meaningful competitive advantage.
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
In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. U.S. Supreme Court and U.S. Court of Appeals for the Federal Circuit rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations, including in the antibody arts. For example, the United States Supreme Court in Amgen, Inc. v. Sanofi (Amgen) recently held that Amgen’s patent claims to a class of antibodies functionally defined by their ability to bind a particular antigen were invalid for lack of enablement where the patent specification provided twenty-six exemplary antibodies, but the claimed class of antibodies covered a “vast number” of additional antibodies not disclosed in the specification. The Court stated that if patent claims are directed to an entire class of compositions of matter, then the patent specification must enable a person skilled in the art to make and use the entire class of compositions. This decision makes it unlikely that we will be granted U.S. patents with composition of matter claims directed to antibodies functionally defined by their ability to bind a particular antigen. Even if we are granted claims directed to functionally defined antibodies, it is possible that a third party may challenge our patents, when issued, relying on the reasoning in Amgen or other recent precedential court decisions. Additionally, there have been proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to enforce our proprietary technology. This combination of events has created uncertainty with respect to the validity and enforceability of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in ways that could have a material adverse effect on our patent rights and weaken our ability to protect, defend and enforce our patent rights in the future.
Geopolitical instability in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of patent applications and the maintenance, enforcement or defense of issued patents. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected. In addition, a European Unified Patent Court (“UPC”) entered into force on June 1, 2023. The UPC is a common patent court that hears patent infringement and revocation proceedings effective for member states of the EU. This could enable third parties to seek revocation of a European patent in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. Although we do not currently own any European patents or applications for our current pipeline, if we obtain such patents and applications in the future, any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce or defend the validity of any European patents we may obtain. We may decide to opt out from the UPC any future European patent applications that we may file and any patents we may obtain. If certain formalities and requirements are not met, however, such European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that future European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC, or that we will have the ability to opt out of the UPC in the future.
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
In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after priority filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications, or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may have priority over our patent applications or patents, which could require us to obtain rights to issued patents covering such technologies.
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
Our current and future licensors may have relied on third-party consultants or collaborators or on funds from third parties, such as the U.S. government, such that our licensors are not the sole and exclusive owners of the patents we in-licensed. The U.S. government has certain rights in such inventions under the applicable funding agreements and under applicable law. If other third parties have ownership rights or other rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
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
Collaborations or licensing arrangements that we enter into may not be successful, and any success will depend heavily on the efforts and activities of such collaborators or licensors. If any of our collaborators or licensors experiences delays in performance of, or fails to perform its obligations under their agreement with us, disagrees with our interpretation of the terms of such agreement or terminates their agreement with us, our research programs and development timeline could be adversely affected. If we fail to comply with any of the obligations under our collaborations or license agreements, including payment terms and diligence terms, our collaborators or licensors may have the right to terminate such agreements, in which event we may lose intellectual property rights and may not be able to develop, manufacture, market or sell the products covered by our agreements or may face other penalties under our agreements. Our collaborators and licensors may also fail to properly maintain or defend the intellectual property we have licensed from them, if required by our agreement with them, or even infringe upon, our intellectual property rights, leading to the potential invalidation of our intellectual property or subjecting us to litigation or arbitration, any of which would be time-consuming and expensive and could harm our ability to commercialize our product candidates. In addition, collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our programs and products if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.
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
In addition, we currently rely on foreign CROs and CMOs, including WuXi Biologics, and will likely continue to rely on foreign CROs and CMOs in the future. We or the foreign CROs or CMOs we work with may be subject to U.S. legislation, including the potential passing of an act similar to the previously proposed BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies or disrupt our supply chain. For example, in April 2025, the United States government imposed significant tariffs on imports from China and other countries and may impose more restrictions on goods, including biologically derived substances, manufactured in or imported from China or impose other restrictions on companies’ ability to work with Chinese biotechnology companies. To the extent these or future tariffs are applicable to the material we import from China and other countries or if we are not able to secure supply of our product candidates as a result of applicable legislation, our business and financial condition could be adversely affected.

Further, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our collaborators in China which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the UK, could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay our clinical development programs.
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
We do not currently own any facility that may be used as our clinical or commercial manufacturing and processing facility and must currently rely on CMOs to manufacture our product candidates. We have not yet caused our product candidates to be manufactured on a commercial scale and may not be able to do so for any of our programs, if approved. We currently have a sole source relationship for our supply of the SPY001 and SPY003 programs and one of the molecules in our SPY002 program. If there should be any disruption in such supply arrangement, including any adverse events affecting our suppliers, it could have a negative effect on the clinical development of our programs and other operations while we work to identify and qualify alternate supply sources. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of our product candidates. Beyond periodic audits, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance and other qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and delays, and materially adversely affect our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Similarly, our failure, or the failure of our CMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations. In addition, the FDA and comparable foreign regulatory authorities may undergo leadership changes, change their policies, issue additional regulations or revise existing regulations, or take other actions, such as those implemented by the recently established Department of Government Efficiency, which may impact our clinical development plans or prevent or delay approval of our programs under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals and increase the costs of compliance.
Moreover, our CMOs may experience manufacturing difficulties due to resource constraints, supply chain issues, proposed or actual legislative changes or requirements, or as a result of labor disputes or unstable political environments. If any CMOs on which we will rely fail to manufacture quantities of our product candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition and prospects could be materially and adversely affected. In addition, our CMOs and other third parties are responsible for transporting temperature-controlled materials that can be inadvertently degraded during transport due to several factors, rendering certain batches unsuitable for trial use for failure to meet, among others, our integrity and purity specifications. We and any of our CMOs may also face product seizure or detention or refusal to permit the import or export of products. Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our anticipated timelines, potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our nonclinical studies and clinical trials or the approval of any of our product candidates by the FDA, resulting in higher costs or adversely impact commercialization of our product candidates. See the section titled “Business – Manufacturing and Supply” in our Annual Report on Form

10-K for a more detailed description of our manufacturing plans and assumptions and the factors that may affect the success of our programs.
Disruptions at the FDA and other government agencies could negatively affect the review of our regulatory submissions, which could negatively impact our business.
The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget funding levels or a reduction in the FDA’s workforce and its ability to hire and retain key personnel, disruptions caused by government shutdowns and public health crises. There have been mass layoffs of federal employees since the start of the current presidential administration in January 2025, the full impact of which is unclear at this time. Such disruptions could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the presidential administration has made and is expected to continue to make changes in the leadership of various U.S. federal regulatory agencies and changes to U.S. federal government policy that have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the FDA.
We are unable to predict the extent to which the presidential administration may impose or seek to impose leadership or policy changes at the FDA or changes to rules and policies impacting our business and operations. It is unclear how these executive actions or other potential actions by the federal government will impact the FDA or other regulatory authorities that oversee our business. Government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities, which could result in delays in our clinical trial timelines. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or manufacturing of our product candidates, which could have a material adverse effect on our business.
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
We are a clinical stage biotechnology company with a limited operating history, and, as of March 31, 2025, we had 73 employees. We have been and will continue to be highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any such officers and other principal members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
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
Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and those of our third-party CROs, other contractors (including sites performing our clinical trials), third-party service providers and supply chain companies, and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties, which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. The growing use of artificial intelligence (AI) by malicious actors is expected to further escalate cybersecurity threats. For example, AI may be used to develop adaptive malware, generate highly convincing phishing or impersonation attacks (such as deepfakes), or automate the discovery and exploitation of software vulnerabilities, thereby increasing the likelihood and sophistication of future attacks.
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
To the extent that any disruption or security breach were to result in loss, destruction, unavailability, alteration or dissemination of, or damage to, our data or applications, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage and the development and commercialization of our product candidates could be delayed. The use of AI by attackers may also contribute to faster, more coordinated attacks that evade traditional detection methods, placing additional pressure on our security infrastructure and incident response capabilities. Further, our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in, or failure or security breach of, our systems or third-party systems where information important to our business operations or commercial development is stored.
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
We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts. Certain third-party platforms or vendors may incorporate AI-driven automation or analytics into their offerings, which may expose us to new categories of risk, such as data being repurposed for AI training, unexplainable outputs generated by machine learning models, or unintended reliance on automated decision-making systems that lack transparency or auditability. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
Internally, we are also evaluating and, in some cases, implementing AI-enabled technologies to support business operations, data analysis, and other workflow efficiencies. Although these tools offer potential benefits, they also present new and evolving risks, including exposure to biased outputs, regulatory uncertainty around AI governance, and the possibility that sensitive data could inadvertently be incorporated into AI model training datasets or disclosed through model inference. As global laws and guidance surrounding AI systems continue to evolve, noncompliance could result in restrictions on our use of AI, reputational consequences, or enforcement activity.
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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. Upon certain events since our conversion from a Delaware limited liability company to a Delaware corporation in 2015, it is possible that we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which are outside of our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs and other pre-change tax attributes to offset U.S. federal taxable income or taxes may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
•general market or macroeconomic conditions, including global inflationary pressures, rising interest rates, general economic slowdown or a recession, changes in tariff/trade and monetary policies, instability in financial institutions and the prospect of a shutdown of the U.S. federal government;
•geopolitical instability and government actions, including the ongoing military conflict in Ukraine, conflicts in the middle east, geopolitical tensions between the United States and other countries, including China, and the implementation of measures that restrict international trade by the United States, China or other governments;
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
Moreover, the capital markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. For example, escalating trade tensions, elevated interest rates and regulatory uncertainty have caused significant market volatility in recent months, and particularly in the biotechnology and biopharmaceutical industries.
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

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected. For example, in the fourth quarter of 2024, we identified a material weakness in our internal control over financial reporting which resulted in restatements of our previously-issued financial statements to amend certain net loss per share disclosures.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in our Annual Report for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting in connection with our net earnings (loss) per share disclosures, which resulted in the restatement of our consolidated financial statements as of and for the year ended December 31, 2023, as well as the quarterly condensed consolidated financial information for the interim periods ended March 31, 2024, June 30, 2024, and September 30, 2024. We have implemented measures designed to improve our disclosure controls and procedures and internal control over financial reporting to address the underlying causes of this material weakness, including enhancing the design of controls relevant to the preparation and presentation of financial reporting matters related to net earnings (loss) per share calculations and disclosures to ensure that economic substance beyond the legal form of our capital structure is considered when preparing disclosures related to net earnings (loss) per share.
In addition, our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation in connection with the attestation provided by our independent registered public accounting firm.
As a public company, we incur significant legal, accounting, insurance, and other expenses, and our management and other personnel have and will need to continue to devote a substantial amount of time to compliance initiatives resulting from operating as a public company. We may experience difficulty in meeting these reporting requirements in a timely manner for each period.
Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, U.S. elections, international or geopolitical events, such as the conflict between Russia and Ukraine, and conflicts in the middle east, the implementation of measures that restrict international trade or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, especially in light of recent comments and executive orders made by the Trump administration, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotechnology areas), tighter credit, higher interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, us and our business partners and suppliers. In recent months, the United States has announced tariffs on imports from most countries, including significant tariffs on imports from Canada, Mexico and China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. There is substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified or suspended. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, geopolitical uncertainties, international conflicts and government actions, including the ongoing military conflicts between Russia and Ukraine, and conflicts in the middle east involving Israel and various other parties, including Iran, Hamas and Hezbollah, as well as other conflicts in the region, rising tensions with China and the implementation of tariffs, sanctions, export or import controls, and other measures that restrict international trade by the United States, China or other governments, have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Plans
During the fiscal quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit Number	Description	Form	File No	Date of Filing	Exhibit No.	Filed Herewith
2.1	Agreement and Plan of Merger, dated June 22, 2023, by and among Aeglea BioTherapeutics, Inc. Aspen Merger Sub I, Inc., Sequoia Merger Sub II, LLC and Spyre Therapeutics, Inc.	S-1	333-276251	12/22/2023	2.1

3.1	Second Amended and Restated Certificate of Incorporation of the Company, effective as of May 14, 2024	8-K	001-37722	05/15/2024	3.2

3.2	Amended and Restated Bylaws	S-1/A	333-276251	02/05/2024	3.2

3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock	S-1	333-276251	12/22/2023	3.3

3.4	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock	S-1	333-276251	12/22/2023	3.4

3.5	Certificate of Amendment to Certificate of Designation of Series B Non-Voting Convertible Preferred Stock	8-K	001-37722	03/18/2024	3.2

10.1#	Amended and Restated IL-23 (SPY003) License Agreement, dated February 24, 2025, by and between the Company and Paragon Therapeutics, Inc	10-K	001-37722	02/27/2025	10.25

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

Exhibit Number	Description	Form	File No	Date of Filing	Exhibit No.	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from this Quarterly Report formatted in Inline XBRL and contained in Exhibit 101
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
Date: May 8, 2025

Spyre Therapeutics, Inc.

By:	/s/ Scott Burrows
Scott Burrows
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)