Form 10-Q
period 2025-06-30
Spyre Therapeutics, Inc.
filed 2025-08-05
CIK 1636282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 31, 2025, the registrant had 60,400,960 shares of common stock, $0.0001 par value per share, outstanding.

SPYRE THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025
TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2025 and 2024	2

	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2025 and 2024	3

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the Three and Six Months Ended June 30, 2025 and 2024	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION		37

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78

Item 3.	Defaults Upon Senior Securities	78

Item 4.	Mine Safety Disclosures	78

Item 5.	Other Information	79

Item 6.	Exhibits	80

	Signatures	82

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding any future payouts under our contingent value rights ("CVRs") issued in connection with the acquisition of Spyre Therapeutics, Inc. ("Pre-Merger Spyre") (the "Asset Acquisition"); our future results of operations and financial position; our business strategy, including our ability to develop best-in-class therapeutics for inflammatory bowel disease ("IBD") or rheumatic diseases ("RD") that meaningfully improve both efficacy and convenience compared to today's standard of care and our ability to develop first-in-class therapeutics for RD; our plans to expand the development of our product candidates, including SPY002 and SPY072, to indications beyond IBD and RD; the potential consistency of the SPY001, SPY002 and SPY072 Phase 1 trial final data readouts with previously disclosed interim Phase 1 results; the planned dosing regimen for SPY001, SPY002, SPY072 and our other product candidates, including the potential for a Q3M-Q6M dosing profile; the potential for increased or accelerated efficacy of our product candidates; our ongoing and future clinical development activities, including the expected design and timing of the planned SKYWAY-RD Phase 2 basket trial, including timing of data readouts, plans for and timing of monotherapy/combination arm enrollment, cohort initiation and data readouts for the ongoing SKYLINE-UC Phase 2 platform trial and further clinical evaluation of therapeutic combinations, enrollment of clinical trials, number of data readouts expected to be delivered in 2026 and 2027, the expected SPY003 Phase 1 trial readout in the fourth quarter of 2025 and advancements of SPY002 and SPY003 to the SKYLINE-UC Phase 2 platform trial and SPY072 to the SKYWAY-RD Phase 2 basket trial, and related regulatory feedback; potential alignment with regulatory authorities and anticipated regulatory submissions; expected timing for regulatory feedback; the length of time that we believe our existing cash resources will fund operations; estimated market sizes and potential growth opportunities; the potential efficacy, tolerability, convenience, commercial viability and safety profile of our product candidates, including in combinations; the potential therapeutic benefits and economic value of our product candidates as monotherapies or in combinations and their extended half-life; our ability to achieve the expected benefits or opportunities and related timing with respect to the Asset Acquisition; the expected impact of macroeconomic conditions, including inflation, increasing interest rates and volatile market conditions, current or potential bank failures, as well as global events, including the ongoing military conflict between Ukraine and Russia, the conflicts in the Middle East, and geopolitical tensions between the United States and other countries, including China, on our operations, and the implementation of changes in law, tariffs, sanctions, export or import controls, and other government measures that could impact our business operations, including restricting international trade by the United States, China or other countries; and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, but not limited to, uncertainties and risks arising from regulatory feedback, including potential disagreement by regulatory authorities with our clinical trial design, interpretation of data and our ongoing or planned clinical trials for our product candidates, including our planned SKYWAY-RD Phase 2 clinical trial design and our plans for and timing of cohort initiation for combination arms for the ongoing SKYLINE-UC Phase 2 platform trial across different jurisdictions; the potential for final clinical data not being consistent with or different than the previously disclosed data for our programs; the expected or potential impact of macroeconomic conditions, including inflationary pressures, rising interest rates, general economic slowdown or a recession, changes in tariff/trade and monetary policy, volatile market conditions, financial institution instability, as well as geopolitical instability, including the ongoing military conflicts between Ukraine and Russia, conflicts in the Middle East, and geopolitical tensions between the United States and other countries, including China, on our operations; the implementation of changes in law, tariffs, sanctions, export or import controls, and other government measures that could impact our business operations, including restricting international trade by the United States, China or other countries and the BIOSECURE Act or similar act if passed into law; and those uncertainties and factors described in Item 1A, “Risk Factors” included in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I. – Financial Information
Item 1. Financial Statements (Unaudited).

Spyre Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$81,659	$89,423
Marketable securities	444,921	513,665
Prepaid expenses and other current assets	12,252	5,386
Total current assets	538,832	608,474
Other non-current assets	—	10
TOTAL ASSETS	$538,832	$608,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,712	$666
CVR liability	59,900	25,080
Accrued and other current liabilities	19,416	27,711
Related party accounts payable	31	603
Total current liabilities	83,059	54,060
Non-current CVR liability	—	36,620
TOTAL LIABILITIES	83,059	90,680
Commitments and Contingencies (Note 6 and 7)
STOCKHOLDERS’ EQUITY
Series A non-voting convertible preferred stock, $0.0001 par value; 1,086,341 shares authorized as of June 30, 2025 and December 31, 2024; 346,045 shares issued and outstanding as of June 30, 2025 and December 31, 2024.	146,425	146,425
Series B non-voting convertible preferred stock, $0.0001 par value; 271,625 shares authorized and 16,667 shares issued and outstanding as of June 30, 2025 and December 31, 2024.	9,395	9,395
Preferred stock, $0.0001 par value; 8,642,034 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued and outstanding as of June 30, 2025 and December 31, 2024.	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 60,372,927 shares and 60,257,023 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	13	13
Additional paid-in capital	1,353,408	1,334,223
Accumulated other comprehensive income	454	180
Accumulated deficit	(1,053,922)	(972,432)
TOTAL STOCKHOLDERS’ EQUITY	455,773	517,804
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$538,832	$608,484
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development (1)	$40,145	$32,636	81,768	67,564
General and administrative (2)	11,790	11,511	23,734	24,357
Gain on sale of in-process research and development asset	(10,000)	—	(10,000)	—
Total operating expenses	41,935	44,147	95,502	91,921
Loss from operations	(41,935)	(44,147)	(95,502)	(91,921)

Other income:
Interest income	5,874	5,920	12,367	10,352
Other (expense) income, net	(656)	(610)	1,630	(1,093)
Total other income	5,218	5,310	13,997	9,259
Loss before income tax expense	(36,717)	(38,837)	(81,505)	(82,662)
Income tax benefit (expense)	—	—	15	(32)
Net loss	$(36,717)	$(38,837)	$(81,490)	$(82,694)

Net loss per share, basic and diluted, Series A Preferred Stock	$(19.62)	$(23.61)	$(43.57)	$(52.32)
Weighted-average Series A non-voting convertible preferred stock outstanding, basic and diluted	346,045	369,043	346,045	403,040

Net loss per share, basic and diluted, Series B Preferred Stock	$(19.62)	$(23.61)	$(43.57)	$(52.32)
Weighted-average Series B non-voting convertible preferred stock outstanding, basic and diluted	16,667	142,745	16,667	154,503

Net loss per share, basic and diluted, common	$(0.49)	$(0.59)	$(1.09)	$(1.31)
Weighted-average common stock outstanding, basic and diluted	60,333,838	45,316,264	60,300,073	40,914,463

(1)Includes de minimis and $2.6 million in related party expenses for the three and six months ended June 30, 2025, respectively, and $9.4 million and $26.5 million related party expenses for the three and six months ended June 30, 2024, respectively.
(2)Includes $0.2 million and $0.5 million in related party expenses for both the three and six months ended June 30, 2025 and 2024, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(36,717)	$(38,837)	$(81,490)	$(82,694)
Other comprehensive income (loss):
Foreign currency translation adjustment	(36)	4	(22)	20
Unrealized (loss) gain on marketable securities	(192)	(194)	296	(875)
Total comprehensive loss	$(36,945)	$(39,027)	$(81,216)	$(83,549)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Changes in
Convertible Preferred Stock and Stockholders’ Equity
(Unaudited, in thousands)

	Three and Six Months Ended June 30, 2025
	Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances - December 31, 2024	346	$146,425	17	$9,395	60,257	$13	$1,334,223	$180	$(972,432)	$517,804
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	—	—	19	—	335	—	—	335
Stock-based compensation expense	—	—	—	—	—	—	8,859	—	—	8,859
Cash settlement of stock option award	—	—	—	—	—	—	(117)	—	—	(117)
Foreign currency translation adjustment	—	—	—	—	—	—	—	14	—	14
Unrealized gain on marketable securities	—	—	—	—	—	—	—	488	—	488
Net loss	—	—	—	—	—	—	—	—	(44,773)	(44,773)
Balances - March 31, 2025	346	$146,425	17	$9,395	60,276	$13	$1,343,300	$682	$(1,017,205)	$482,610
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	—	—	97	—	730	—	—	730
Stock-based compensation expense	—	—	—	—	—	—	9,378	—	—	9,378
Foreign currency translation adjustment	—	—	—	—	—	—	—	(36)	—	(36)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(192)	—	(192)
Net loss	—	—	—	—	—	—	—	—	(36,717)	(36,717)
Balances - June 30, 2025	346	146,425	17	9,395	60,373	13	1,353,408	454	(1,053,922)	455,773

	Three and Six Months Ended June 30 , 2024
	Series B Non-Voting Convertible Preferred Stock		Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances - December 31, 2023	150	$84,555	437	$184,927	—	—	36,057	$10	$763,191	$302	$(764,414)	$184,016
Issuance of Series B non-voting convertible preferred stock in connection with private placement, net of financing costs	122	168,850	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	—	—	—	—	572	—	4,390	—	—	4,390
Stock-based compensation expense	—	—	—	—	—	—	—	—	8,385	—	—	8,385
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	16	—	16
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(681)	—	(681)
Net loss	—	—	—	—	—	—	—	—	—	—	(43,857)	$(43,857)
Balances - March 31, 2024	272	$253,405	437	$184,927	$—	$—	36,629	$10	$775,966	$(363)	$(808,271)	$152,269
Stockholder approval of the issuance of Common Stock upon conversion of Series B convertible non-voting preferred stock	(272)	(253,405)	—	—	272	253,405	—	—	—	—	—	253,405
Conversion of Series B non-voting convertible preferred stock into common stock	—	—	—	—	(255)	(244,010)	10,198	1	244,009	—	—	—
Exchange of Series A non-voting convertible preferred stock for common stock	—	—	(91)	(38,502)	—	—	3,640	1	38,501	—	—	—
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	—	—	250	—	1	—	—	1
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	—	—	—	—	66	—	494	—	—	494
Stock-based compensation expense	—	—	—	—	—	—	—	—	7,243	—	—	7,243
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	4	—	4
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(194)	—	(194)
Net loss	—	—	—	—	—	—	—	—	—	—	(38,837)	(38,837)
Balances - June 30, 2024	—	$—	346	$146,425	$17	$9,395	50,783	$12	$1,066,214	$(553)	$(847,108)	$374,385
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(81,490)	$(82,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	18,237	22,517
Change in fair value of CVR liability	(1,800)	930
Gain on sale of in-process research and development asset	(10,000)	—
Net accretion of discount on marketable securities	(4,655)	(5,984)
Interest proceeds from maturities of zero coupon U.S. Treasury Bills	1,760	124
Changes in operating assets and liabilities:
Accounts payable	3,046	2,335
Accrued and other liabilities	(8,299)	(7,623)
Related party accounts payable	(572)	(12,906)
Prepaid expenses and other assets	(3,784)	(7,489)
Net cash used in operating activities	(87,557)	(90,790)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and sales of marketable securities	178,249	105,626
Purchases of marketable securities	(106,312)	(331,107)
Proceeds from sale of in-process research and development asset	7,000	—
Net cash provided by (used in) investing activities	78,937	(225,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series B non-voting convertible preferred stock in connection with private placement, net of placement and other offering costs	—	169,070
Payments related to CVR	—	(1,430)
Payment of deferred offering costs in connection with shelf registration	(93)	—
Proceeds from employee stock option exercises and employee stock plan purchases	1,066	4,885
Cash settlement of employee stock option award	(117)	—
Net cash provided by financing activities	856	172,525
Effect of exchange rate on cash, cash equivalents, and restricted cash	—	(4)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(7,764)	(143,750)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Beginning of period	89,423	189,215
End of period	$81,659	$45,465

Supplemental Disclosure of Non-Cash Financing Information:
Exchange of Series A non-voting convertible preferred stock for common stock	$—	$38,502
Conversion of Series B non-voting convertible preferred stock into common stock	$—	$244,010
Unpaid amounts related to issuance of Series B non-voting convertible preferred stock in connection with private placement	$—	$220

Reconciliation of Cash, Cash Equivalents, and Restricted Cash Reported in the Statement of Financial Position:
Cash and cash equivalents	$81,659	$45,144
Restricted cash	—	321
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$81,659	$45,465

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
On June 22, 2023, the Company acquired, in accordance with the terms of the Agreement and Plan of Merger (the "Acquisition Agreement"), the assets of Spyre Therapeutics, Inc. (“Pre-Merger Spyre”), a privately held biotechnology company advancing a pipeline of antibody therapeutics with the potential to transform the treatment of inflammatory bowel disease through a research and development option agreement (as amended, the "Paragon Agreement") with Paragon Therapeutics, Inc. ("Paragon") and Parapyre Holding LLC (“Parapyre”) (the "Asset Acquisition"). The Asset Acquisition was accomplished through a two-step reverse triangular merger whereby Aspen Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, merged with and into Pre-Merger Spyre, which existed at the time the Acquisition Agreement was entered into, and became a wholly owned subsidiary of the Company in accordance with the terms of the Acquisition Agreement. Immediately following this merger, Pre-Merger Spyre merged with and into Sequoia Merger Sub II, LLC, a Delaware limited liability company and a wholly subsidiary of the Company (“Second Merger Sub”), in accordance with the terms of the Acquisition Agreement and Pre-Merger Spyre ceased to exist. Subsequently, Aeglea BioTherapeutics, Inc. was renamed Spyre Therapeutics, Inc. and is a different entity than Pre-Merger Spyre, which ceased to exist upon merging with Second Merger Sub.
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
On May 14, 2024, the Company's stockholders approved the issuance of its common stock upon conversion of the Company's Series B Preferred Stock to common stock. A total of 254,958 shares of Series B

Preferred Stock automatically converted to 10,198,320 shares of common stock; 16,667 shares of Series B Preferred Stock did not automatically convert and remained outstanding as of June 30, 2025.
On September 6, 2024, the Company filed a new shelf registration statement on Form S-3 that was declared effective by the SEC for the potential offering, issuance and sale by the Company of up to $500.0 million of its common stock, preferred stock, debt securities, warrants and/or units consisting of all or some of these securities. Concurrent with the filing of the shelf-registration statement, the Company entered into a sales agreement, dated September 6, 2024, with TD Securities (USA) LLC (“TD Cowen”) ("Sales Agreement"), as its sales agent, pursuant to which the Company may issue and sell shares of its common stock for an aggregate offering price of up to $200.0 million under an at-the-market (“ATM”) offering program included in the shelf registration. During the year ended December 31, 2024, the Company sold an aggregate of 777,432 shares of common stock under the ATM resulting in aggregate net proceeds of approximately $20.5 million after deducting commissions paid to TD Cowen as sales agent and other offering costs.
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
In February 2025, the Company filed a new shelf registration statement on Form S-3 (the "February 2025 Shelf Registration Statement") that was declared effective by the SEC for the potential offering, issuance and sale of up to $500.0 million of shares of common stock, preferred stock, debt securities, warrants and/or units consisting of all or some of these securities. Concurrent with the effectiveness of the February 2025 Shelf Registration Statement, the offering of unsold securities under a previous shelf registration statement on Form S-3 (File No. 333-281975), which was initially filed with the SEC on September 6, 2024 and became effective on September 18, 2024, was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The February 2025 Shelf Registration Statement contains a sales agreement prospectus supplement covering the offering, issuance and sale by the Company of up to $179.1 million of shares of common stock that may be issued and sold under the Sales Agreement in connection with the ATM offering program. No shares were sold under the ATM offering program during the three months ended June 30, 2025. As of June 30, 2025, $179.1 million remained available for sale under the Sales Agreement.
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
Since its inception and through June 30, 2025, the Company has funded its operations by raising an aggregate of approximately $1.3 billion of gross proceeds from the sale and issuance of convertible preferred stock and common stock, pre-funded warrants, the collection of grant proceeds, and the licensing of its product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East. As of June 30, 2025, Spyre had an accumulated deficit of $1.1 billion, and cash, cash equivalents, and marketable securities of $526.6 million.
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

Basis of Presentation
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) as defined by the Financial Accounting Standards Board ("FASB") and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of June 30, 2025, and its results of operations for the three and six months ended June 30, 2025 and 2024, changes in convertible preferred stock and stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The December 31, 2024 balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2024 (the "Annual Report") as filed with the SEC on February 27, 2025.
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
Recently Adopted Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements adopted during the six months ended June 30, 2025 that are of significance or potential significance to the Company.
Not Yet Adopted Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding taxes paid both in the U.S. and foreign jurisdictions. This update is effective for fiscal years beginning after December 15, 2024. ASU 2023-09 will have no impact on the Company’s consolidated financial condition or results of operations. The Company is currently evaluating the impact to its income tax disclosures.
In November 2024, the FASB issued Accounting Standards Update 2024-03 ("ASU 2024-03") Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU 2024-03 or (2)

retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact ASU 2024-03 will have on its disclosures.
3. Fair Value Measurements
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$79,957	$—	$—	$79,957
U.S. government treasury securities	221,646	—	—	221,646
U.S. government agency securities	—	70,526	—	70,526
Commercial paper	—	89,178	—	89,178
Corporate bonds	—	63,571	—	63,571
Total financial assets	$301,603	$223,275	$—	$524,878

Liabilities:
CVR liability	$—	$—	$59,900	$59,900
Total liabilities	$—	$—	$59,900	$59,900

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$65,902	$—	$—	$65,902
U.S. government treasury securities	227,244	—	—	227,244
U.S. government agency securities	—	86,681	—	86,681
Commercial paper	—	165,130	—	165,130
Corporate bonds	—	56,448	—	56,448
Total financial assets	$293,146	$308,259	$—	$601,405

Liabilities:
CVR liability	$—	$—	$61,700	$61,700
Total liabilities	$—	$—	$61,700	$61,700
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
The significant inputs used to estimate the fair value of the CVR liability were as follows:

June 30, 2025
Estimated cash flow dates	08/28/25 - 06/22/26
Estimated probability of success	72% - 100%
Estimated reimbursement rate compared to reimbursement target	49% - 100%
Risk-adjusted discount rates	9.38% - 9.48%
The change in fair value between December 31, 2024 and June 30, 2025 was a $1.8 million decrease, primarily driven by changes in the likelihood of achievement of certain milestones and an increase in risk-adjusted discount rates, partially offset by time value of money adjustments.
The following table presents changes in the CVR liability for the periods presented (in thousands):

CVR Liability
Beginning balance as of December 31, 2024	$61,700
Changes in the fair value of the CVR liability	(1,800)
Payments	—
Ending Balance as of June 30, 2025	$59,900
4. Cash Equivalents and Marketable Securities
The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$79,957	$—	$—	$79,957
Total cash equivalents	$79,957	$—	$—	$79,957

Marketable securities:
Commercial paper	$89,207	$1	$(30)	$89,178
Corporate bonds	63,544	54	(27)	63,571
U.S. government treasury securities	221,207	512	(73)	221,646
U.S. government agency securities	70,509	40	(23)	70,526
Total marketable securities	$444,467	$607	$(153)	$444,921

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$65,902	$—	$—	$65,902
Commercial paper	21,832	6	—	21,838
Total cash equivalents	$87,734	$6	$—	$87,740

Marketable securities:
Commercial paper	$143,265	$104	$(77)	$143,292
Corporate bonds	56,471	25	(48)	56,448
U.S. government treasury securities	227,155	385	(296)	227,244
U.S. government agency securities	86,616	137	(72)	86,681
Total marketable securities	$513,507	$651	$(493)	$513,665
The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	June 30, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$76,461	$(30)	$—	$—	$76,461	$(30)
Corporate bonds	24,365	(27)	—	—	24,365	(27)
U.S. government treasury securities	48,575	(73)	—	—	48,575	(73)
U.S. government agency securities	21,211	(23)	—	—	21,211	(23)
Total marketable securities	$170,612	$(153)	$—	$—	$170,612	$(153)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Commercial paper	$67,200	$(77)	$—	$—	$67,200	$(77)
Corporate bonds	42,916	(48)	—	—	42,916	(48)
U.S. government treasury securities	126,588	(296)	—	—	126,588	(296)
U.S. government agency securities	12,560	(72)			12,560	(72)
Total marketable securities	$249,264	$(493)	$—	$—	$249,264	$(493)
The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. As of June 30, 2025 and December 31, 2024, an allowance for credit losses had not been recognized. Given the Company's intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, the Company does not consider these marketable securities to be impaired as of June 30, 2025 and December 31, 2024.
The financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash deposits. Accounts at each of the Company's two U.S. banking institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor. As of June 30, 2025 and December 31, 2024, cash deposits at the Company's U.S. banking institutions exceeded the FDIC limits.
There were no realized gains or losses on marketable securities for both the three and six months ended June 30, 2025 and 2024. Interest on marketable securities is included in interest income. Accrued interest receivable on available-for-sale debt securities as of June 30, 2025 and December 31, 2024, was $3.5 million and $3.4 million, respectively, and is reflected in Prepaid expenses and other current assets.
The following table summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	June 30, 2025	December 31, 2024
Due in one year or less	$327,764	$338,442
Due in 1 - 2 years	117,157	175,223
Total marketable securities	$444,921	$513,665
The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.
5. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation	$3,289	$5,688
Accrued contracted research and development costs	15,018	20,861
Accrued professional and consulting fees	867	661
Accrued other	242	501
Total accrued and other current liabilities	$19,416	$27,711
6. Licensing Agreements
On July 12, 2023, December 14, 2023, and June 5, 2024, the Company exercised the Option (as defined below) available under the Paragon Agreement with respect to the SPY001, SPY002, and SPY003 research programs, respectively.
On May 14, 2024, the Company and Paragon entered into (i) a license agreement (the “SPY001 License Agreement”), pursuant to which Paragon granted the Company a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting α4ß7 integrin and (ii) a license agreement (the “SPY002 and SPY072 License Agreement”), pursuant to which Paragon granted the Company a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting TL1A, respectively, which includes the Company's SPY002 and SPY072 product candidates.
On October 11, 2024, the Company and Paragon entered into a license agreement (as amended, the "SPY003 License Agreement", and together with the SPY001 License Agreement and the SPY002 and SPY072 License Agreement, the "License Agreements"), pursuant to which Paragon granted the Company a royalty-

bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting IL-23 in the field of IBD.
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
•With respect to the SPY002 and SPY072 License Agreement only, on a product by product basis, the Company will pay sublicensing fees of up to approximately $20 million upon the achievement of mostly commercial milestones.
The Company recognizes the expense associated with each milestone when the achievement of the milestone is deemed probable.
The Company recognized expense related to Paragon license milestone payments, recorded within Research and development expenses, in the accompanying condensed statement of operations of nil and $2.5 million for the three and six months ended June 30, 2025, respectively, and $5.5 million for the three and six months ended June 30, 2024.
The Company paid milestone payments to Paragon totaling $2.5 million for the three and six months ended June 30, 2025, and $3.0 million for the three and six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, there were no milestone payments outstanding and payable to Paragon.
Additionally, there were no expenses recognized or payments made related to sublicensing fees for the three and six months ended June 30, 2025. The Company recognized and paid $0.1 million related to sublicensing fees which were recorded as Research and development expenses in the accompanying condensed statement of operations for the three and six months ended June 30, 2024.
As of June 30, 2025 and December 31, 2024, nil and $0.5 million in sublicensing fees were outstanding and payable to Paragon, respectively.
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
The following is the summary of expenses related to the Paragon Agreement and License Agreements, which are ultimately settled in cash (in millions) and recorded within Research and development in the consolidated statement of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reimbursable costs under the Paragon Agreement	$—	$2.3	$0.1	$14.0
License Agreements milestone and sublicensing fees	—	5.6	2.5	5.6
Total related party expense (excludes stock-based compensation)	$—	$7.9	$2.6	$19.6
The following is the summary of Related party accounts payable and other current liabilities (in millions):

	June 30, 2025	December 31, 2024
Reimbursable costs under the Paragon Agreement	$—	$0.1
License Agreements development milestone liability (see Note 6)	—	0.5
Total related party accounts payable	$—	$0.6
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

For the three and six months ended June 30, 2025, the Company recognized de minimis and $0.1 million, respectively, of expenses related to services provided by Paragon, which were recorded as Research and development expenses in the consolidated statements of operations.
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
For the three and six months ended June 30, 2025, the Company made payments totaling de minimis and $0.2 million, respectively, in connection with the Paragon Agreement. For the three and six months ended June 30, 2024, the Company made payments totaling $11.3 million and $29.5 million, respectively, in connection with the Paragon Agreement.
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
Mark McKenna Option Grant
On February 1, 2024, the Board appointed Mark McKenna as a Class I director. Mr. McKenna and the Company are parties to a consulting agreement, pursuant to which Mr. McKenna agreed to continue to provide consulting services as an independent contractor to the Company, with an effective date of August 1, 2023 (the “Vesting Commencement Date”). As compensation for Mr. McKenna’s consulting services, on November 22, 2023, he was granted non-qualified stock options to purchase 477,000 shares of the Company’s common stock under the 2016 Plan (as defined in Note 9) with an exercise price of $10.39 per share, which vest as to 25% on the one year anniversary of the Vesting Commencement Date and thereafter vest and become exercisable in 36 equal monthly installments, subject to Mr. McKenna’s continued service to the Company through each applicable vesting date. For both the three and six months ended June 30, 2025 and 2024, the Company recognized $0.2 million and $0.5 million, respectively, in stock-based compensation expense related to Mr. McKenna's consulting agreement.
8. Convertible Preferred Stock and Stockholders’ Equity
Parapyre Warrants
As of December 31, 2024, the Company settled its obligations under the Parapyre Option Obligation by issuing Parapyre 848,184 warrants to purchase the Company's common stock at an exercise price of $23.28. As of June 30, 2025, a total of 1,532,591 warrants with a weighted-average exercise price of $22.49 had been issued to Parapyre under the Parapyre Option Obligation. As of June 30, 2025, none of the warrants issued under the Parapyre Option Obligation have been exercised and all remain outstanding.
Series A Non-Voting Convertible Preferred Stock
Pursuant to the Company's Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock (the "Series A Certificate of Designation"), holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal to, on an as-if-converted-to-common stock basis, and in the same form as, dividends actually paid on shares of common stock. Except as provided in the Series A Certificate of Designation or as otherwise required by law, the Series A Preferred Stock does not have voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock: (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, or alter or amend the Series A Certificate of Designation, amend or repeal any provision of, or add any provision to, the Company’s Certificate of Incorporation or its Bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series A Preferred Stock, regardless of whether any of the foregoing actions will be by means of amendment to the Certificate of Incorporation or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (b) issue further shares of Series A Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of Series A Preferred Stock, (c) prior to the stockholder approval of the conversion of the Series A Preferred Stock into shares of common stock in accordance with Nasdaq Stock Market Rules or at any time while at least 30% of the originally issued Series A Preferred Stock remains issued and outstanding, consummate (x) any Fundamental Transaction (as defined in the Series A Certificate of Designation) or (y) any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the Company's stockholders immediately before such transaction do not hold at least a majority of the Company's capital stock immediately after such transaction or (d) enter into any agreement with respect to any of the foregoing. The Series A Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company.
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
Following stockholder approval of the Series B Conversion Proposal, each share of Series B Preferred Stock automatically converted into 40 shares of common stock, subject to certain limitations, including that a holder of Series B Preferred Stock is prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (established by the holder between 0% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion. 254,958 shares of Series B Preferred Stock automatically converted to 10,198,320 shares of common stock; 16,667 shares of Series B Preferred Stock did not automatically convert and remain outstanding as of June 30, 2025 due to beneficial ownership limitations. This conversion was recorded as a reclassification between Series B Preferred Stock and common stock based on the historical per-share contributed capital amount of the Series B Preferred Stock. The remaining outstanding Series B Preferred Stock is convertible into 666,680 common shares as of June 30, 2025.
September 2024 ATM Facility
On September 6, 2024, the Company filed a new shelf registration statement on Form S-3 that was declared effective by the SEC for the potential offering, issuance and sale of up to $500.0 million of the Company's common stock, preferred stock, debt securities, warrants and/or units consisting of all or some of these securities. Concurrent with the filing of the shelf-registration statement, the Company entered into the Sales Agreement, pursuant to which the Company may issue and sell up to $200.0 million of shares of common stock under an ATM offering program included in the registration statement. During the twelve months ended December 31, 2024, the Company sold an aggregate of 777,432 shares of common stock under the ATM offering program resulting in net proceeds of $20.5 million after deducting sales agent commissions and other offering costs.
In February 2025, the Company filed a new shelf registration statement on Form S-3 that was declared effective by the SEC for the potential offering, issuance and sale of up to $500.0 million of the Company's common stock, preferred stock, debt securities, warrants and/or units consisting of all or some of these securities. Concurrent with the effectiveness of the February 2025 Shelf Registration Statement, the offering of unsold securities under the previous shelf registration statement on Form S-3 (described above), was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The February 2025 Shelf Registration Statement contains a prospectus supplement covering the offering, issuance and sale by the Company of up to $179.1 million of shares of common stock that may be issued and sold under the Sales Agreement in connection with the ATM program. No shares were sold under the ATM program during the three months ended June 30, 2025. As of June 30, 2025, $179.1 million remained available for sale under the Sales Agreement.
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
9. Stock-Based Compensation
2016 Equity Incentive Plan
The Company's 2016 Equity Incentive Plan (the "2016 Plan") became effective in April 2016 and serves as the successor to the 2015 Plan. Under the 2016 Plan, the Company may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and stock bonuses. The 2016 Plan, as amended, provides for an automatic increase in the number of shares reserved for issuance thereunder on January 1 of each year for the remaining term of the plan equal to (a) 5.0% of the number of issued and outstanding shares of common stock (including such shares issuable pursuant to the exercise or conversion, as applicable, of any outstanding pre-funded warrants and nonvoting convertible preferred stock) on December 31 of the immediately preceding year, or (b) a lesser amount as approved by the board each year (the “Evergreen Provision”). As a result of the Evergreen Provision, on January 1, 2025 and 2024, an additional 3,814,905 and 3,023,650 shares, respectively, became available for issuance under the 2016 Plan.
As of June 30, 2025, the 2016 Plan had 10,911,455 shares available for future issuance, of which 4,932,059 shares were subject to outstanding option awards.
2018 Equity Inducement Plan
The 2018 Equity Inducement Plan (“2018 Plan”) became effective in February 2018.
During the second quarter of 2025, the Company amended the 2018 Plan to increase the number of shares of common stock reserved for issuance by 750,000. After this amendment and as of June 30, 2025, the 2018 Plan had 7,606,811 shares available for future issuance, of which 6,508,168 shares were subject to outstanding option awards and restricted unit awards.
Service-based awards granted under the 2018 Plan and 2016 Plan generally vest over four years and expire after ten years, although awards have been granted with vesting terms less than four years. Under the 2016 Plan and 2018 Plan, the Company may grant stock-based awards with service conditions, performance conditions, and market conditions.
Spyre 2023 Equity Incentive Plan
On June 22, 2023, in connection with the Asset Acquisition, the Company assumed the Amended and Restated Spyre 2023 Equity Incentive Plan (the "2023 Plan") and its outstanding and unexercised stock options, which were converted to options to purchase 2,734 shares of common stock. The acquisition-date fair value of these grants will be recognized as an expense on a pro-rata basis over the vesting period. As of June 30, 2025, none of the stock options under the 2023 Plan remained outstanding.
The following table summarizes the Company’s stock awards granted under all equity incentive and inducement plans for each of the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	427,800	$15.29	387,695	$36.42	2,325,717	$20.32	1,432,353	$29.19

Parapyre Option Obligation
As of December 31, 2024, the Company settled its obligations under the Parapyre Option Obligation by issuing Parapyre 848,184 warrants to purchase the Company's common stock at an exercise price of $23.28. As of June 30, 2025, a total of 1,532,591 warrants with a weighted-average exercise price of $22.49 had been issued to Parapyre under the Parapyre Option Obligation. As of June 30, 2025 none of the warrants issued under the Parapyre Option Obligation have been exercised and all remain outstanding.
For the three and six months ended June 30, 2024, $1.5 million and $6.9 million, respectively, was recognized as stock compensation expense related to the Parapyre Option Obligation. There are no ongoing obligations under the Parapyre Option Obligation as of June 30, 2025.
2016 Employee Stock Purchase Plan
Under the Company’s 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company issued and sold 16,877 and 2,330 shares during the six months ended June 30, 2025 and 2024, respectively. There were no shares issued and sold during the three months ended June 30, 2025 and 2024. The aggregate cash proceeds were nil for the three months ended June 30, 2025 and 2024, and were $0.3 million and de minimis for the six months ended June 30, 2025 and 2024, respectively.
Stock-based Compensation Expense
Total stock-based compensation expense recognized from the Company’s equity incentive plans, 2018 Plan, 2016 ESPP and Parapyre Option Obligation during the periods presented was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development (1)	$4,100	$3,451	$7,612	$10,308
General and administrative	5,278	5,231	10,625	12,209
Total stock-based compensation expense (2)	$9,378	$8,682	$18,237	$22,517

(1) For the three and six months ended June 30, 2024, $1.5 million and $6.9 million, respectively was recognized as stock compensation expense related to the Parapyre Option Obligation.
(2) Of the total $8.7 million and $22.5 million of stock-based compensation expense for the three and six months ended June 30, 2024, respectively, $0.7 million and $3.8 million is related to legacy Aeglea employees and directors who had been terminated as of the end of the period, respectively.

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the Company's equity incentive plans, and the shares purchased under the 2016 ESPP during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock Options Granted
Expected term (in years)	5.74	5.92	5.97	6.00
Expected volatility	74%	104%	76%	105%
Risk-free interest	4.02%	4.35%	4.38%	4.01%
Dividend yield	—	—	—	—

2016 ESPP
Expected term (in years)	—	—	0.50	0.50
Expected volatility	—	—	69%	98%
Risk-free interest	—	—	4.23%	5.31%
Dividend yield	—	—	—	—
10. Sale of Pegzilarginase to Immedica
On July 27, 2023, the Company announced that it had entered into an agreement to sell the global rights to pegzilarginase to Immedica Pharma AB ("Immedica") for $15.0 million in upfront cash proceeds and up to $100.0 million in contingent milestone payments.
The milestone payments are contingent on formal reimbursement decisions by national authorities in key European markets and pegzilarginase approval by the FDA, among other events. During the three and six months ended June 30, 2025, the Company recognized a gain of $10.0 million within Gain on Sale of in-process research and development, for achieving certain reimbursement decision milestones during the period. The Company received cash of $7.0 million during the three and six months ended June 30, 2025 with $3.0 million remaining outstanding and reflected in Prepaid expenses and other current assets as of June 30, 2025. There was no similar gain during the three or six months ended June 30, 2024 or similar receivable as of December 31, 2024.
Milestone payments, net of expenses and adjustments, will reduce the CVR liability and will be distributed to CVR holders pursuant to the CVR agreement resulting from the Asset Acquisition.
11.  Segment Reporting
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

The following table sets forth the significant expenses provided to the CODM on a regular basis (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Compensation	$8,120	$4,881	$15,111	$9,055
Stock-based compensation (1)	9,378	8,682	18,237	22,517
Research and development, excluding compensation and stock-based compensation (2) (3)	30,749	26,808	64,300	52,910
Other segment items (4)	(11,530)	(1,534)	(16,158)	(1,788)
Segment net loss	$36,717	$38,837	$81,490	$82,694

Reconciliation of net loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$36,717	$38,837	$81,490	$82,694
(1) Includes $0.2 million and $1.7 million in related party expenses for the three months ended June 30, 2025 and 2024, respectively. Includes $0.5 million and $7.4 million in related party expenses for the six months ended June 30, 2025 and 2024, respectively.
(2) Includes non-clinical study, clinical trial, and manufacturing expenses.
(3) Includes de minimis and $7.9 million in related party expenses for the three months ended June 30, 2025 and 2024, respectively. Includes $2.6 million and $19.6 million in related party expenses for the six months ended June 30, 2025 and 2024, respectively.
(4) Includes general and administrative expenses such as audit, legal, and other professional fees, interest income, and other expense, net. Additionally, includes a $10.0 million gain recognized in connection with the sale of pegzilarginase to Immedica.
12. Net Loss Per Share
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

The following table sets forth the computation of basic and diluted net loss per share of common stock, Series A Preferred Stock, and Series B Preferred Stock (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2025			2024
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(6,791)	$(327)	$(29,599)	$(8,714)	$(3,370)	$(26,753)
Denominator
Weighted-average shares outstanding	346,045	16,667	60,333,838	369,043	142,745	45,214,616
Weighted-average pre-funded warrants outstanding	—	—	—	—	—	101,648
Number of shares used in per share computation	346,045	16,667	60,333,838	369,043	142,745	45,316,264
Net loss per share, basic and diluted	$(19.62)	$(19.62)	$(0.49)	$(23.61)	$(23.61)	$(0.59)

	Six Months Ended June 30,
	2025			2024
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(15,078)	$(726)	$(65,686)	$(21,089)	$(8,084)	$(53,521)
Denominator
Weighted-average shares outstanding	346,045	16,667	60,300,073	403,040	154,503	40,738,639
Weighted-average pre-funded warrants outstanding	—	—	—	—	—	175,824
Number of shares used in per share computation	346,045	16,667	60,300,073	403,040	154,503	40,914,463
Net loss per share, basic and diluted	$(43.57)	$(43.57)	$(1.09)	$(52.32)	$(52.32)	$(1.31)
The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common stock	805,306	5,010,436	1,324,645	4,526,643
Unvested restricted stock units	—	79,870	11,943	71,368
Outstanding Parapyre warrants	—	684,407	—	684,407

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report for the quarterly period ended June 30, 2025 (this "Quarterly Report") as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report") filed with the U.S. Securities and Exchange Commission (the "SEC") on February 27, 2025. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements regarding our expected results, outcomes, and the timing of these results and outcomes, plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we”, “us”, “our”, “the Company,” or “Spyre” refers to Spyre Therapeutics, Inc. and its consolidated subsidiaries taken as a whole.
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
Through the Asset Acquisition, we received the option to license certain intellectual property rights related to certain research programs (collectively, the "Option"). On July 12, 2023, we exercised the Option with respect to one of these research programs to be granted an exclusive license to all of Paragon's rights, title and interest in and to intellectual property rights, including inventions, patents, sequence information and results, under SPY001, our α4β7 integrin program, to develop and commercialize antibodies and products worldwide in all therapeutics disorders. We expect any patents pursued non-provisionally and that mature into issued patents to expire no earlier than 2044, subject to any disclaimers or extensions. On December 14, 2023, we exercised the Option under the Paragon Agreement to be granted an exclusive license to all of Paragon’s rights, title and interest in and to intellectual property rights, including inventions, patents, sequence information and results, under SPY002 (formerly SPY002-091) and SPY072 (formerly SPY002-072), our TL1A programs, to develop and commercialize antibodies and products worldwide in all therapeutics disorders. We expect any patents pursued non-provisionally and that mature into issued patents to expire no earlier than 2044, subject to any disclaimers or extensions. On June 5, 2024, we exercised the Option under the Paragon Agreement to be granted an exclusive license to all of Paragon’s rights, title and interest in and to intellectual property rights, including inventions, patents, sequence information and results, under SPY003, our IL-23 program, to develop and commercialize antibodies and products worldwide solely in inflammatory bowel disease ("IBD") indications. We expect any patents pursued non-provisionally and that mature into issued patents to expire no earlier than 2045, subject to any disclaimers or extensions. The license agreements pertaining to SPY001 (the "SPY001 License Agreement") and SPY002 and SPY072 (the "SPY002 and SPY072 License Agreement") between the Company and Paragon were executed in the second quarter of 2024, and the license agreement pertaining to SPY003 (the "SPY003 License Agreement" and, together with the SPY001 License Agreement and the SPY002 and SPY072 License Agreement, the "License Agreements") between the Company and Paragon was executed in October 2024 and subsequently amended and restated on February 24, 2025. See the section titled “Paragon Agreement” in this Quarterly Report for more discussion about the Paragon Agreement and the License Agreements.
Overview
Following the Asset Acquisition, we have significantly reshaped the business into a clinical stage biotechnology company focused on developing next generation therapeutics for patients living with IBD, including ulcerative colitis ("UC") and Crohn's disease ("CD"), and rheumatic diseases ("RD"), including rheumatoid arthritis ("RA"), psoriatic arthritis ("PsA"), and axial spondyloarthritis ("axSpA"). Our portfolio of novel and proprietary monoclonal antibody product candidates has the potential to address unmet needs in IBD and RD care by improving efficacy, safety, and/or dosing convenience relative to products currently available or product candidates in development. We have engineered our product candidates with the aim to bind potently and selectively to their target epitopes and to exhibit extended pharmacokinetic ("PK") half-lives through modifications in the Fc domain, which modifications are designed to increase affinity to human FcRn and increase antibody recycling. We anticipate that half-life extension will enable less frequent administration as compared to marketed or development-stage mAbs that do not incorporate half-life extension modifications. In addition to the development of our product candidates as potential monotherapies, we plan to investigate combinations of our proprietary antibodies in nonclinical studies and clinical trials in order to evaluate whether combinations (co-administration or co-formulation of multiple monoclonal antibodies) can lead to greater efficacy, as compared to monotherapies in IBD. We intend to deliver our product candidates through convenient, infrequently self-administered, subcutaneous maintenance injections, although the specific delivery mechanism or technology has not been selected given our early stage.
Our Portfolio and Development Plan Updates
We are advancing a pipeline of monoclonal antibodies (“mAbs”) for the treatment of IBD and RD. The following table summarizes our pipeline and development strategy, including our initiated SKYLINE-UC Phase 2 platform study evaluating SPY001, SPY002, SPY003, and pairwise combinations thereof in patients with moderately to severely active UC and our planned SKYWAY-RD basket study evaluating SPY072 in three rheumatic diseases: RA, PsA, and axSpA.
SKYLINE-UC Phase 2 Platform Trial in UC
In May 2025, we initiated our SKYLINE-UC Phase 2 platform trial evaluating SPY001, SPY002, SPY003, as well as pairwise combinations thereof (six active investigational agents in total), in patients with moderately to severely active UC. The trial consists of two parts:
•Part A: Open-label assessment of the safety and preliminary efficacy of a single dose level of each investigational monotherapy.
•Part B: Randomized and placebo-controlled assessment of the safety and efficacy of monotherapies and combinations, designed to provide dose-ranging data on monotherapies, proof-of-concept and contribution of components for combinations.
SKYLINE-UC is currently enrolling subjects into the SPY001 arm of Part A.

SKYWAY-RD Phase 2 Basket Trial in Rheumatic Diseases (RA, PsA, axSpA)
SKYWAY-RD is a planned Phase 2 randomized and placebo-controlled basket trial of SPY072 in patients with moderately to severely active RA, PsA, or axSpA. Trial initiation is expected in the third quarter of 2025 and consists of three sub-studies:
•RA sub-study: Double-blind, placebo-controlled safety and efficacy study of two dose levels of SPY072 at Week 12 with open-label follow-up through Week 36.
•PsA sub-study: Double-blind, placebo-controlled safety and efficacy study of a single dose level of SPY072 at Week 16 with open-label follow-up through Week 40.
•axSpA sub-study: Double-blind, placebo-controlled safety and efficacy study of a single dose level of SPY072 at Week 16 with open-label follow-up through Week 40.
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
SPY001 demonstrates similar potency and selectivity as synthesized vedolizumab in preclinical in vitro models including surface plasmon residence and cellular adhesion assays. We initiated a first-in-human ("FIH") Phase 1 trial for SPY001 in June 2024. The SPY001 Phase 1 trial is a double blind, placebo-controlled trial in healthy volunteers and consists of a single-ascending dose ("SAD") component and a multi-ascending dose ("MAD") component. The trial design includes enrolling 56 healthy adult participants into five SAD cohorts and two MAD cohorts in the main portion of the study. The primary endpoint is safety, with PK and anti-drug antibodies ("ADA") serving as secondary endpoints. Additional cohorts have been added to the study to evaluate PK in healthy volunteers of various ethnicities to facilitate subsequent global clinical trials. Trial enrollment is now complete.
Interim results were initially presented in November 2024, with additional data presented in May 2025 with up to eight months of follow up. To date, SPY001 has demonstrated a favorable safety profile across all dose groups, a meaningfully differentiated PK profile supporting potential quarterly or twice annual maintenance dosing, and rapid and complete saturation of α4β7 receptors beyond six months with a single dose of 600mg. Based on these results, SPY001 was advanced into the SKYLINE-UC Phase 2 platform clinical trial, which initiated in May 2025.
SPY002 and SPY072 – anti-TL1A mAbs
For our anti-TL1A program, we nominated two highly potent, highly selective, and fully human mAb candidates designed to bind to tumor necrosis factor-like ligand 1A (“TL1A”). SPY002 (formerly SPY002-091) is being developed for the treatment of IBD (UC and CD) and SPY072 (formerly SPY002-072) is being developed for the treatment of RD. TL1A is a protein that plays a role in regulating the immune system and is elevated in the gut tissue of individuals with IBD and serum or synovial tissue of individuals with RA, PsA, and axSpA. TL1A interacts with its receptor, death receptor 3 (“DR3”), which is expressed in various immune cells, including T cells and fibroblast-like synoviocytes. This interaction triggers signaling pathways that contribute to inflammation and joint injury in RD, leading to symptomology, such as pain and swelling. SPY002 and SPY072 have been designed to block the interaction between TL1A and DR3, and thereby inhibit the downstream signaling events to dampen the inflammatory response. By neutralizing TL1A, we believe that SPY002 and SPY072 have the potential to modulate the immune response in IBD and RD patients, potentially reducing disease activity.
SPY002 and SPY072 bind TL1A monomers and trimers and have subnanomolar potency in preclinical cellular assays. We initiated FIH Phase 1 trials for SPY002 and SPY072 in the fourth quarter of 2024. The Phase 1 trials were each double blind, placebo-controlled evaluations in healthy volunteers, consisting of five SAD cohorts. Each trial enrolled 40 healthy adult participants across the five SAD cohorts in the main portion of the study. The primary endpoint is safety, with PK and ADAs serving as secondary endpoints, and PD markers as exploratory endpoints. Additional cohorts may be added to the SPY002 and SPY072 Phase 1 studies, for example to evaluate PK in healthy volunteers of various ethnicities, to facilitate subsequent global clinical trials.
Phase 1 data were presented in June 2025, with up to 20-weeks of follow up. To date, SPY002 and SPY072 have demonstrated favorable safety profiles, meaningfully differentiated PK profiles supporting potential quarterly or twice annual maintenance dosing, and complete suppression of free TL1A through up to 20 weeks at single 100mg doses. Based on these interim results, in the third quarter of 2025, SPY002 is expected to advance to the SKYLINE-UC Phase 2 platform trial and SPY072 is expected to advance to the SKYWAY-RD Phase 2 basket trial.
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
SPY003 binds to the p19 subunit of IL-23 with subnanomolar potency in cellular assays. SPY003 also exhibited extended PK half-life of greater than three-fold relative to a synthesized risankizumab comparator that does not incorporate half-life extending modifications, based on head-to-head preclinical studies in non-human primates ("NHPs").
We initiated a FIH trial in healthy volunteers in March 2025, with interim safety and PK data from this trial expected in the fourth quarter of 2025. If successful, SPY003 will advance to the SKYLINE-UC Phase 2 platform trial.
SPY120 - combination, anti-α4β7 and anti-TL1A mAbs
SPY120 combines SPY001 (anti-α4β7) and SPY002 (anti-TL1A) antibodies, pairing two mechanisms studied in third-party clinical trials targeting non-overlapping sites of action. We are currently evaluating SPY120 in nonclinical studies, and have initiated combination toxicology studies. Subject to regulatory feedback, we intend to include SPY120 in the SKYLINE-UC Phase 2 platform trial.
In February and May 2025, we presented new preclinical data demonstrating that combinations resulted in additive or greater than additive in vivo biological activity relative to either monotherapy in mouse hapten reagent 2,4,6-trinitrobenzene sulfonic acid ("TNBS") and anti-CD40 colitis models. In addition, coadministration of SPY001 and SPY002 in NHPs demonstrated no drug effects on PK.
SPY130 - combination anti-α4β7 and anti-IL-23 mAbs
SPY130 combines SPY001 (anti-α4β7) and SPY003 (anti-IL-23) antibodies, pairing two commercially validated mechanisms targeting non-overlapping sites of action. We are currently evaluating SPY130 in nonclinical studies and initiated combination toxicology studies in 2024. Subject to regulatory feedback, we intend to include SPY130 in the SKYLINE-UC Phase 2 platform trial.
In October 2024, we presented new preclinical data, demonstrating in a T-cell transfer model of IBD, that combinations with anti-IL-23 and anti-α4ß7 improved body weight and reduced colonic CD4+ infiltration and IL-17 levels relative to monotherapy. In March 2025, we presented additional preclinical data, demonstrating that combinations resulted in additive or greater than additive in vivo biological activity relative to either monotherapy in mouse TNBS model.
SPY230 – combination anti-TL1A and anti-IL-23 mAbs
SPY230 combines SPY002 (anti-TL1A) and SPY003 (anti-IL-23) antibodies, pairing two complementary mechanisms of action with potential to address overlapping and non-overlapping triggers of inflammation. We are currently evaluating SPY230 in nonclinical studies and initiated combination toxicology studies in 2024. Subject to regulatory feedback, we intend to include SPY230 in the SKYLINE-UC Phase 2 platform trial.
In October 2024, we presented new preclinical data, demonstrating that anti-IL-23 and anti-TL1A have a synergistic effect on promoting IL-17 secretion from human and mouse cells, and that the combination of anti-IL-23 and anti-TL1A suppressed IL-17 secretion more effectively than either agent alone. In March 2025, we presented additional preclinical data, demonstrating that combinations resulted in additive in vivo biological activity relative to either monotherapy in mouse TNBS model.
Paragon Agreement
In May 2023, Pre-Merger Spyre entered into the Paragon Agreement with Paragon and Parapyre. Pursuant to the Paragon Agreement, the Option provided for the right to acquire the intellectual property rights related to certain research programs from Paragon in accordance with a license agreement to be entered into following each exercise of the Option.
On July 12, 2023, December 14, 2023 and June 5, 2024, we exercised our Option available under the Paragon Agreement with respect to the SPY001, SPY002, SPY072 and SPY003 research programs, respectively. In May 2024, we signed license agreements with Paragon for rights to royalty-bearing, world-wide, exclusive licenses to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting ɑ4β7 integrin (SPY001 program) and TL1A (SPY002 and SPY072 programs) and, in October 2024, we signed a license agreement for rights to a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting IL-23 (SPY003 program) in the field of IBD. The SPY003 License Agreement was subsequently amended and restated in February 2025 to, among other things, clarify each party's rights and obligations with respect to license exclusivity and patent prosecution.
Under the terms of each License Agreement, we are obligated to pay Paragon up to $22.0 million upon the achievement of specific development, regulatory and clinical milestones for the first product under each agreement, respectively, that achieves such specified milestones, including a milestone payment of $3 million upon the first dosing of a human patient in a Phase 2 trial. With respect to the SPY002 and SPY072 License Agreement only, on a product by product basis, we are obligated to pay sublicensing fees of up to approximately $20 million upon the achievement of mostly commercial milestones.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		Increase/(Decrease)	% Change
	2025	2024

	(in thousands)
Operating expenses:
Research and development	$40,145	$32,636	$7,509	23%
General and administrative	11,790	11,511	279	2%
Gain on sale of in-process research and development asset	(10,000)	—	(10,000)	*
Total operating expenses	41,935	44,147	(2,212)	(5)%
Loss from operations	(41,935)	(44,147)	(2,212)	*

Other income:
Interest income	5,874	5,920	(46)	*
Other (expense) income, net	(656)	(610)	(46)	*
Total other income	5,218	5,310	(92)	*
Loss before income tax expense	(36,717)	(38,837)	(2,120)	*
Income tax benefit (expense)	—	—	—	*
Net loss	$(36,717)	$(38,837)	$(2,120)	*
__________________________________
*Percentage not meaningful
Research and Development Expenses. Research and development expenses increased by $7.5 million, or 23%, to $40.1 million for the three months ended June 30, 2025, from $32.6 million for the three months ended June 30, 2024. The increase was primarily driven by higher clinical trial expenses and increased compensation costs, partially offset by lower early-stage R&D costs coupled with decreased intellectual property license and sub-licensing fees.

	Three Months Ended June 30,		Increase/(Decrease)	% Change
	2025	2024

	(in thousands)
External research and development expenses:
Preclinical	$4,078	$11,857	$(7,779)	(66)%
IBD	23,178	14,296	8,882	62%
Rheumatic diseases	3,120	—	3,120	*
Stock-based compensation (1)	—	1,439	(1,439)	(100)%
Legacy Aeglea assets	(23)	151	(174)	(115)%
Total external research and development expense	30,353	27,743	2,610	9%

Internal research and development expenses:
Compensation	5,296	2,377	2,919	123%
Stock-based compensation	4,100	2,012	2,088	104%
Other	396	504	(108)	(21)%
Total internal research and development expenses	9,792	4,893	4,899	100%
Total research and development expense	$40,145	$32,636	$7,509	23%

(1) For the three months ended June 30, 2024, $1.5 million was recognized as stock compensation expense related to the Parapyre Option Obligation.
External research and development expenses include costs associated with third parties contracted to conduct research and development activities on our behalf, including through Paragon, contract research organizations ("CROs"), contract manufacturing organizations ("CMOs"), and third-party laboratories. For the three months ended June 30, 2025 and 2024, external research and development costs accounted for $30.4 million and $27.7 million, respectively. Preclinical expenses decreased primarily due to a reduction in early-stage R&D activities given our pipeline's advancement coupled with lower intellectual property license and sub-licensing fees. IBD expenses increased primarily due to an increase in clinical development activities related to ongoing or planned clinical trials partially offset by lower license and sub-licensing fees as well as lower manufacturing costs. Rheumatic diseases costs increased due to increases in manufacturing and clinical development costs. External stock-based compensation decreased due to our obligations ending under the Parapyre Option Obligation.
    Internal research and development expenses include compensation and related costs associated with our research and development employees. For the three months ended June 30, 2025 and 2024, internal research and development costs accounted for $9.8 million and $4.9 million, respectively. The increase was primarily driven by an increase in research and development headcount.
General and Administrative Expenses. General and administrative expenses increased by $0.3 million, or 2%, to $11.8 million for the three months ended June 30, 2025, from $11.5 million for the three months ended June 30, 2024. The increase was primarily attributable to an increase in compensation.
Gain on Sale of In-Process Research and Development Asset. During the three months ended June 30, 2025, the Company recognized a gain of $10.0 million for achieved milestones related to the 2023 sale of the global rights of the legacy Aeglea asset pegzilarginase to Immedica, driven by a favorable reimbursement decision for pegzilarginase in Europe. There was no similar gain or loss during the three months ended June 30, 2024.
Interest Income. Interest income was $5.9 million for both the three months ended June 30, 2025 and 2024, respectively.

Other expense, net. Other expense, net for the three months ended June 30, 2025 remained flat compared to the three months ended June 30, 2024. Changes in fair value of the CVR liability comprise the majority of Other expense, net.
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,		Dollar Change	% Change
	2025	2024

	(dollars in thousands)
Operating expenses (income):
Research and development	81,768	67,564	14,204	21%
General and administrative	23,734	24,357	(623)	(3)%
Gain on sale of in-process research and development asset	(10,000)	—	(10,000)	*
Total operating expenses	95,502	91,921	3,581	*
Loss from operations	(95,502)	(91,921)	3,581	*

Other income:
Interest income	12,367	10,352	2,015	*
Other income (expense), net	1,630	(1,093)	2,723	*
Total other income	13,997	9,259	4,738	*
Loss before income tax expense	(81,505)	(82,662)	(1,157)	*
Income tax benefit (expense)	15	(32)	47	*
Net loss	$(81,490)	$(82,694)	$(1,204)	*
__________________________________
*Percentage not meaningful
Research and Development Expenses. Research and development expenses increased by $14.2 million, or 21%, to $81.8 million for the six months ended June 30, 2025, from $67.6 million for the six months ended June 30, 2024. The increase was primarily driven by higher clinical development activities and increased compensation costs, partially offset by lower early-stage R&D costs coupled with decreased intellectual property license and sub-licensing fees.

	Six Months Ended June 30,		Dollar Change	% Change
	2025	2024

	(in thousands)
External research and development expenses:
Preclinical	$12,557	$26,931	$(14,374)	(53)%
IBD	46,008	25,947	20,061	77%
Rheumatic diseases	5,149	—	5,149	*
Stock-based compensation (1)	—	6,889	(6,889)	(100)%
Legacy Aeglea assets	178	(702)	880	(125)%
Total external research and development expense	63,892	59,065	4,827	8%

Internal research and development expenses:
Compensation	9,856	4,346	5,510	127%
Stock-based compensation	7,612	3,419	4,193	123%
Other	408	734	(326)	(44)%
Total internal research and development expenses	17,876	8,499	9,377	110%
Total research and development expense	$81,768	$67,564	$14,204	21%

(1) For the six months ended June 30, 2024, $6.9 million was recognized as stock compensation expense related to the Parapyre Option Obligation.
External research and development expenses include costs associated with third parties contracted to conduct research and development activities on our behalf, including through Paragon, contract research organizations, contract manufacturing organizations, and third-party laboratories. For the six months ended June 30, 2025 and 2024, external research and development costs accounted for $63.9 million and $59.1 million, respectively. Preclinical expenses decreased primarily due to a reduction in early-stage R&D activities given our pipeline's advancement coupled with lower intellectual property license and sub-licensing fees. IBD expenses increased primarily due to an increase in clinical development costs related to ongoing or planned clinical trials partially offset by decreased manufacturing costs. Rheumatic diseases costs increased due to increases in manufacturing and clinical development costs. External stock-based compensation decreased due to our obligations ending under the Parapyre Option Obligation.
Internal research and development expenses include compensation and related costs associated with our research and development employees. For the six months ended June 30, 2025 and 2024, internal research and development costs accounted for $17.9 million and $8.5 million, respectively. The increase was primarily driven by an increase in research and development headcount.
General and Administrative Expenses. General and administrative expenses decreased by $0.6 million, or 3%, to $23.7 million for the six months ended June 30, 2025, from $24.4 million for the six months ended June 30, 2024. The decrease was primarily due to legacy Aeglea employee and director separation costs in the prior period.
Gain on Sale of In-Process Research and Development Asset. During the six months ended June 30, 2025, the Company recognized a gain of $10.0 million for achieved milestones related to the 2023 sale of the global rights of the legacy Aeglea asset pegzilarginase to Immedica, driven by a favorable reimbursement decision for pegzilarginase in Europe. There was no similar gain or loss during the six months ended June 30, 2024.
Interest Income. Interest income was $12.4 million and $10.4 million for the six months ended June 30, 2025 and 2024, respectively. The increase was primarily due to higher investment balances.

Other income, net. Other income, net for the six months ended June 30, 2025 increased by $2.7 million versus the six months ended June 30, 2024 primarily driven by changes in the fair value of the CVR liability.
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
Since our inception and through June 30, 2025, we have funded our operations by raising an aggregate of approximately $1.3 billion of gross proceeds from the sale and issuance of convertible preferred stock and common stock, pre-funded warrants, the collection of grant proceeds, and the licensing of our product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East. As of June 30, 2025, we had an accumulated deficit of $1.1 billion.
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
In September 2024 and December 2024, we sold an aggregate of 777,432 shares of common stock under an ATM offering program resulting in net proceeds of approximately $20.5 million after deducting sales agent commissions and other offering costs.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(87,557)	$(90,790)
Investing activities	78,937	(225,481)
Financing activities	856	172,525
Effect of exchange rate on cash, cash equivalents, and restricted cash	—	(4)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(7,764)	$(143,750)
Cash Used in Operating Activities
Cash used in operating activities for the six months ended June 30, 2025 was $87.6 million and primarily reflected a net loss of $81.5 million coupled with net loss adjustments of a $10.0 million gain on sale of in-process-research and development and a $9.6 million decrease in net operating assets and liabilities driven by timing of payments to vendors, partially offset by stock-based compensation of $18.2 million.
Cash used in operating activities for the six months ended June 30, 2024 was $90.8 million and reflected a net loss of $82.7 million, coupled with net loss adjustments of a $25.7 million decrease in net operating assets and liabilities driven by timing of payments to vendors and $6.0 million in net accretion of discount on marketable securities, partially offset by stock-based compensation of $22.5 million.
Cash Provided By (Used in) Investing Activities
Cash provided by investing activities for the six months ended June 30, 2025 was $78.9 million and primarily consisted of $106.3 million in purchases of marketable securities, $7.0 million in proceeds from the sale of in-process research & development asset, partially offset by $178.2 million in maturities and sales of marketable securities.
Cash used in investing activities for the six months ended June 30, 2024, was $225.5 million and primarily consisted of $331.1 million in purchases of marketable securities, partially offset by $105.6 million in maturities and sales of marketable securities.
Cash Provided by Financing Activities
Cash provided by financing activities for the six months ended June 30, 2025 was $0.9 million, which primarily consisted of proceeds from stock option exercises and sales of common stock under our Employee Stock Purchase Plan.
Cash provided by financing activities for the six months ended June 30, 2024, was $172.5 million, which primarily consisted of the net proceeds from the issuance of the Series B Preferred Stock in the March 2024 PIPE of $169.1 million and $4.9 million from proceeds from stock option exercises and sales of common stock under our Employee Stock Purchase Plan.
Contingent Contractual Obligations
Through the Asset Acquisition, we received the Option to license certain intellectual property rights related to certain research programs. The exercise of the Option allows for us to enter into an exclusive license agreement with Paragon for the respective research program. Thus far we have exercised the Option and entered into license agreements with respect to SPY001, SPY002, SPY072 and SPY003. Under the terms of each License Agreement, we are obligated to pay Paragon up to $22.0 million based on specific development, regulatory and clinical milestones for the first product under each agreement. As of June 30, 2025, we have incurred a total of $12.0 million of milestone fees out of a total maximum of $66.0 million in potential milestone fees across all License Agreements. As of June 30, 2025 no milestone fees remain outstanding and payable. With respect to the SPY002 and SPY072 License Agreement only, on a product by product basis, we are obligated to pay sublicensing fees of up to approximately $20 million upon the achievement of mostly commercial milestones. As of June 30, 2025 we have incurred $0.7 million of sublicensing fees of which nil remain outstanding and payable.
Recently Adopted Accounting Pronouncements
There were no recent adopted accounting pronouncements that have had a material effect on our financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our interest-earning investments, foreign currency exchange rates and inflation risk affecting labor costs and clinical trial costs.
Interest Rate Risk
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in marketable securities. As of June 30, 2025, we held $526.6 million in cash, cash equivalents, and marketable securities, all of which were denominated in U.S. dollars, and consisted primarily of investments in money market funds, commercial paper, U.S. government obligations, and corporate bonds. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and have a low risk profile. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material effect on the total market value of our cash equivalents and marketable securities as of June 30, 2025. To date, we have not experienced a loss of principal on any of our investments and as of June 30, 2025, we did not record any allowance for credit loss from our investments.
Foreign Currency Risk
We are also exposed to market risk related to changes in foreign currency exchange rates as a result of our entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the macroeconomic environment (including financial conditions affecting the banking system and financial institutions), inflation, tariff/trade policy, or global political instability may result in significant changes in exchange rates, and in particular, a weakening of the U.S. dollar relative to foreign currencies may negatively affect our expenses and net income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers. For the six months ended June 30, 2025, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Inflation Fluctuation Risk
Inflation generally affects us by increasing our costs, such as the cost of labor and research and development contract costs. We do not believe inflation has had a material adverse effect on the results of our operations during the six months ended June 30, 2025.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures, as of June 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
The following summarizes the principal factors that make an investment in the Company speculative or risky, all of which are more fully described in the Risk Factors section below. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect us in the future. The occurrence of any of these risks, could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.
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
Risks Related to Discovery, Development and Commercialization
•Our programs are in clinical and nonclinical stages of development and may fail or suffer delays or may be more costly than anticipated for various reasons, including but not limited to delays or failures in achieving alignment with regulatory authorities on trial designs and interpretation of data and its sufficiency to support safety and efficacy of our product candidates, participant recruitment or other clinical trial challenges, or unanticipated drug supply disruptions.
•We are substantially dependent on the success of the SPY001, SPY002, SPY072 and SPY003 programs, alone or in combination, and may fail to achieve our projected development goals in the time frames we expect.
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
•We may be negatively impacted by disruptions at the FDA and other government agencies.
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
•Our business could be adversely affected by macroeconomic conditions, including geopolitical unrest.
Risks Related to Our Financial Condition and Capital Requirements
We will need to raise additional capital, and if we are unable to do so when needed, we will not be able to continue as a going concern.
As of June 30, 2025, we had $526.6 million of cash, cash equivalents, and marketable securities. We will need to raise additional capital to continue to fund our operations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
Developing our product candidates requires a substantial amount of capital. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through clinical trials. We will need to raise additional capital to fund our operations and such funding may not be available to us on acceptable terms, or at all, and such funding may become even more difficult to obtain due to macroeconomic conditions, including rising interest rates, tariffs and trade restrictions, global conflicts, and other conditions that could result in volatility in the U.S. capital markets and the biotechnology sector in general. Competition for additional capital among biotechnology companies may be particularly intense during economic uncertainty. We may be unable to raise capital through public offerings of our common stock and may need to turn to alternative financing arrangements. Such arrangements, if we pursue them, could involve issuances of one or more types of securities, including common stock, preferred stock, convertible debt, warrants to acquire common stock or other securities. These securities could be issued at or below the then prevailing market price for our common stock. In addition, if we issue debt securities, the holders of the debt would have a claim to our assets that would be superior to the rights of stockholders until the principal, accrued and unpaid interest and any premium or make-whole has been paid. Interest on any newly-issued debt securities and/or newly-incurred borrowings would increase our operating costs and reduce our net income (or increase our net loss), and these impacts may be material. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be materially and adversely affected.
We do not currently have any products approved for sale and do not generate any revenue from product sales. Accordingly, we expect to rely primarily on equity and/or debt financings to fund our continued operations. Our ability to raise additional funds will depend, in part, on the success of our nonclinical studies and clinical trials and other product development activities, regulatory events, our ability to identify and enter into licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to political, financial, economic and market conditions, many of which are beyond our control. There can be no assurances that sufficient funds will be available to us when required or on acceptable terms, if at all.
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
Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by regulatory authorities to perform clinical and other studies in addition to those that we are currently conducting or anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations. Portions of our research programs may be in-licensed from third parties, which make the commercial sale of such in-licensed products potentially subject to additional royalty and milestone payments to such third parties. We will also have to develop or acquire manufacturing capabilities or continue to contract with contract manufacturers in order to continue development and potential commercialization of our product candidates. For instance, if the costs of manufacturing our drug product are not commercially feasible, we will need to develop or procure our drug product in a commercially feasible manner in order to successfully commercialize a future approved product, if any. Additionally, if we are not able to generate revenue from the sale of any approved products, we may never become profitable.
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
•seek to attract and retain skilled personnel; and
•experience any delays or encounter issues with the development and potential for regulatory approval of our clinical and product candidates such as safety issues, manufacturing delays, clinical trial accrual delays, longer follow-up for ongoing or planned studies or trials, additional major studies or trials, or supportive trials necessary to support marketing approval.
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
To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. For instance, in December 2023, we sold an aggregate of 6,000,000 shares of our common stock and 150,000 shares of our Series B Preferred Stock pursuant to a private placement to certain investors for gross proceeds of approximately $180 million and in March 2024, we sold an aggregate of 121,625 shares of our Series B Preferred Stock pursuant to a private placement to certain investors for gross proceeds of approximately $180 million. Subject to certain beneficial ownership limitations set by each holder of Series B Preferred Stock, each share of Series B Preferred Stock is convertible into an aggregate of 40 shares of our common stock. Following stockholder approval of the Series B Conversion Proposal, 254,958 shares of Series B Preferred Stock automatically converted to 10,198,320 shares of common stock; 16,667 shares of Series B Preferred Stock did not automatically convert due to beneficial ownership limitations and remain outstanding as of June 30, 2025.
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
Our competitors have developed, are developing or will develop programs and processes competitive with our programs and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments. Our success will depend partially on our ability to develop and commercialize products that have competitive safety, efficacy, dosing and/or presentation profiles. Our commercial opportunity and success will be reduced or eliminated if competing products are safer, more effective, have a more attractive dosing profile or presentation or are less expensive than the products we develop, or if our competitors develop competing products or if biosimilars enter the market more quickly than we do and are able to gain market acceptance. See the section titled “Business – Competition” in our Annual Report for more discussion about our competitors.
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
Commencing clinical trials in the United States is subject to acceptance by the FDA of an investigational new drug ("IND") application or similar application and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional nonclinical studies or clinical trials or we are required to satisfy other FDA requests prior to commencing future planned clinical trials, the start of such planned clinical trials may be delayed or such planned clinical trials may be commenced in a modified manner. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any future clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional nonclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. Even if we conduct such additional nonclinical studies or clinical trials or otherwise modify our planned clinical trials, the FDA or other regulatory authorities could determine that the data from our nonclinical studies or clinical trials are insufficient to support the safety and efficacy of our product candidates. There are equivalent processes and risks applicable to clinical trial applications in other countries outside of the United States, which may require us to complete additional nonclinical studies or clinical trials, delay the enrollment of our clinical trials or otherwise modify our planned clinical trials or impose stricter approval conditions than we currently expect.

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
We are substantially dependent on the success of our SPY001, SPY002, SPY072 and SPY003 programs, alone or in combination, and our current and planned clinical trials of such programs may not be successful.
Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our SPY001, SPY002, SPY072 and SPY003 programs, alone or in combination. We are investing a majority of our efforts and financial resources into the research and development of these programs. We initiated a Phase 1 clinical trial in healthy volunteers of SPY001 in June 2024, a Phase 1 clinical trial in healthy volunteers of SPY002 in the fourth quarter of 2024, a Phase 1 clinical trial in healthy volunteers of SPY003 in the first quarter of 2025 and a Phase 2 platform trial of our product candidates in IBD beginning with SPY001 in May 2025. We also plan to initiate subsequent additions of monotherapy and combination arms for our Phase 2 UC platform trial during 2025 and 2026 as well as a Phase 2 basket trial of SPY072 in RD, including RA, PsA and axSpA, in mid-2025, each subject to regulatory feedback and approval. The FDA and other regulatory authorities may not agree with our clinical trial designs for our SKYWAY-RD trial or with our proposed timing for enrollment or study design of the combination arms of our SKYLINE-UC Phase 2 platform trial. Alignment with regulatory authorities on issues that arise before clinical trials are commenced, during clinical trials or after our clinical trials are completed could result in additional capital expenditures or delays in development that could have a material adverse impact on our business. The success of our programs is dependent on observing longer half-lives of our product candidates in humans and comparable or better safety and efficacy profiles than other mAbs currently marketed or in development. We believe these longer half-lives have the potential to result in more favorable dosing schedules for our product candidates, assuming they successfully complete clinical development and obtain marketing approval. This is based in part on the assumption that the longer half-lives observed in NHPs will translate into extended half-lives of our product candidates in humans. To the extent we do not observe these extended half-lives with favorable safety and efficacy profiles when we dose humans with our product candidates, it would significantly and adversely affect the clinical and commercial potential of our product candidates.
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
The success of our product candidates will depend on a variety of factors. We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any current or future collaborator. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of these product candidates, even if approved. If we are not successful in commercializing SPY001, SPY002, SPY072 or SPY003, alone or in combination, or are significantly delayed in doing so, our business will be materially harmed.
If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our product candidates may be delayed and our expenses may increase and, as a result, our stock price may decline.
From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of nonclinical studies and clinical trials, such as the expected timing for the anticipated completion of our Phase 1 clinical trials in healthy volunteers and topline data from our ongoing and planned Phase 2 clinical trials in IBD and RD, as well as the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control, including positions that may be taken by or requirements of regulatory authorities. If we do not meet these milestones as publicly announced, or at all, the commercialization of our product candidates may be delayed or never achieved and, as a result, our stock price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.
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
We cannot be sure that the FDA, or comparable foreign regulatory authority, as applicable, will agree with our clinical development plans. We plan to use the data from our ongoing Phase 1 trials of our SPY001, SPY002, SPY072 and SPY003 programs in healthy volunteers to support Phase 2 trials in IBD, RD and/or other I&I indications. If the FDA and/or comparable foreign regulatory authority requires us to materially modify our proposed trial designs, conduct additional trials or enroll additional participants, our development timelines may be delayed. We cannot be sure that submission of an IND, clinical trial application or similar application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate them. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient nonclinical, toxicology or other in vivo or in vitro data; delays in reaching a consensus with regulatory authorities on trial design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with current and prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; CRO personnel changes which could lead to operational delays or complications; delays in identifying, recruiting and training suitable clinical investigators and their study teams; delays in obtaining required EC/IRB approval at each clinical trial site; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates or other supplies for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice ("GCP") requirements or applicable regulatory guidelines in other countries; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to facilities operated by a CMO and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and third parties being unwilling or unable to satisfy their contractual obligations to us.
We could also encounter delays if an ongoing or planned clinical trial is required to be materially modified or suspended or terminated by us, by the ECs/IRBs of the institutions in which such clinical trials are being conducted, by the external Data Monitoring Committee or equivalent body, if any, for such clinical trial or by the FDA or comparable foreign regulatory authorities. Such authorities may suspend, put on clinical hold or terminate a clinical trial due to a number of factors, including not aligning with or supporting our clinical trial designs or our failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the programs, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates, if the results of these trials are not positive or are only moderately positive or if there are safety concerns, our business and results of operations may be adversely affected and we may incur significant additional costs.
A key element of our strategy is the development of intra-portfolio investigational drug combinations. If we are not successful in discovering, developing and commercializing investigational products that take advantage of different mechanisms of action to achieve superior outcomes relative to the use of monotherapies or other combinations, our ability to achieve our strategic objectives would likely be impaired.
A key element of our strategy is to build a broad portfolio of investigational products that will allow for the development of intra-portfolio combinations. We believe that by developing or licensing these investigational products, we can control the combinations we pursue and, if and when approved, maximize the commercial potential of these combinations. However, these combinations have not been tested before and may fail to achieve superior outcomes relative to the use of single agents or other combinations, may exacerbate adverse events associated with one of the investigational products when used as monotherapy, may yield new adverse events not observed with either of the monotherapies, or may fail to demonstrate sufficient safety or efficacy in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combinations. In addition, demonstrating that our combinations are superior to our single agents is likely necessary for marketing authorization of the combinations. However, comparing active treatments may be difficult to do in a controlled manner in our clinical trials, and we may be unable to interpret the results of comparisons between our combinations and single agents in a manner that satisfies regulatory requirements.
Even if we are successful in developing combinations, competition from other investigational products in the same class which are either already approved or further along in development than ours may prevent us from realizing the commercial potential of our combinations and prevent us from achieving our strategic objectives.
Development of combination therapies may present more or different challenges than development of monotherapies.
We plan to pursue development of our investigational products in combination with one or more additional products or investigational products. The development of combination therapies may be more complex than the development of monotherapies and generally requires that sponsors demonstrate the contribution of each investigational product to the claimed effect and the safety and efficacy of the combination as a whole. Regulatory authority requirements for the development of combination therapies may make the design and conduct of clinical trials more complex and/or burdensome, requiring more clinical trial participants and additional time and cost to complete than we plan or anticipate. We also may not be able to meet the FDA’s or comparable foreign regulatory authority's current or future approval standards required for combination therapies or combination products, if we decided to administer or package combinations as a single drug product. For example, under the "combination rule", the FDA may not file or approve a fixed-dose combination product unless each component of a proposed drug product is shown to make a contribution to the claimed effects and the dosage of each component (amount, frequency, duration) is safe and effective for the intended population. To satisfy these requirements, the FDA typically requires a clinical factorial trial, designed to assess the effects attributable to each drug in the combination product. This is particularly true when the ingredients are directed at the same sign or symptom of the disease or condition. The FDA has accepted a variety of approaches to satisfy the combination rule but the FDA has stated that factorial studies may be unethical (e.g., omitting a drug known to improve survival) or impractical (there may be too many components to conduct a factorial trial, meaning the trial cannot be conducted). The FDA has also stated that it may be possible to use other types of clinical and nonclinical data and mechanistic information available to demonstrate the contributions of the individual active ingredients to the effect of the combination. In addition, combination products may require dose selection for each agent in the combination, which may require more and/or larger groups of participants than single agents. Our clinical trial and research efforts may not satisfy regulators' expectations of adequate exploration of dose ranging required for drug approval. Moreover, the applicable requirements for approval of combinations may differ from country to country.
In the event that one of our investigational products were to fail to demonstrate sufficient safety and efficacy data or establish its contribution to the claimed effects of combinations or if we are unable to meet the FDA’s or comparable foreign regulatory authority's current or future approval standards required for combination therapies or combination products in a timely manner, we would need to identify and research alternative monotherapy or combination treatments, run additional trials to produce supportive data or modify existing clinical trial plans. In the event we are unable to do so or are unable to do so on commercially reasonable terms or we are unable to continue development of one or more of investigational products, our business and prospects would be materially harmed.
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
Results of our non-clinical studies or clinical trials could reveal a high and unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics at any point in time during the development process for our product candidates. We cannot assure you that the future results of our nonclinical studies or clinical trials will not reveal such characteristics. If significant adverse events or undesirable side effects are observed in any of our current or future non-clinical studies or clinical trials, we may have difficulty recruiting participants to such trials, participants may drop out of our trials, or we may be required to cease or materially modify our development efforts of one or more programs. We, the FDA or other applicable regulatory authorities, or an EC/IRB, may suspend or require the material modification of any clinical trials of any program at any time for various reasons, including a belief that participants in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential products developed in the biotechnology industry that initially showed therapeutic promise in early-stage studies and trials have later been found to cause side effects that prevented their further development. Other potential products have shown side effects in nonclinical studies, which side effects do not present themselves in clinical trials in humans. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. In addition, an extended half-life could prolong the duration of undesirable side effects, which could also inhibit market acceptance. Treatment-emergent adverse events could also affect participant recruitment or the ability of enrolled participants to complete our clinical trials or could result in potential product liability claims. Potential side effects associated with our product candidates may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from our product candidates may not be normally encountered in the general patient population and by medical personnel. In addition, safety findings associated with competing products or product candidates that target similar pathways could result in the FDA or comparable foreign regulatory authorities imposing restrictions on our clinical trials or product labeling or denying approval of our products. Any of these occurrences could harm our business, financial condition, results of operations and prospects significantly.
Our product candidates have mechanisms of action in which other approved drugs have been associated with certain adverse reactions in patients. For example, nasopharyngitis, headache, arthralgia, nausea, pyrexia, upper respiratory tract infection, fatigue, cough, bronchitis, influenza, back pain, rash, pruritus, sinusitis, oropharyngeal pain, and pain in extremities are the most common adverse reactions noted with Entyvio, which is in the same drug class as SPY001 and is approved for the treatment of moderately to severely active UC in adults and of moderately to severely active CD in adults. In addition, mAbs targeting TL1A such as our product candidates SPY002 and SPY072 in clinical trials are associated with patient adverse reactions that most commonly include headache, nausea, nasopharyngitis, urinary tract infection, SARS-CoV-2 infection, fever, fatigue, arthralgia, and back pain. Finally, for Skyrizi, which is in the same drug class as SPY003 and is approved for the treatment of moderately to severely active UC in adults and of moderately to severely active CD in adults, the most common adverse reactions are upper respiratory infections, headache, arthralgia, injection site reactions, abdominal pain, anemia, pyrexia, back pain, arthropathy, and urinary tract infection in patients with CD and arthralgia, pyrexia, injection site reactions, and rash in patients with UC. Participants in our clinical trials for SPY001, SPY002, SPY072 and SPY003, or combinations thereof, may experience similar or additional adverse reactions such as infections (such as tuberculosis), infusion-related reactions, hypersensitivity reactions, and hepatotoxicity, as has been observed with other biologics, including those with similar mechanisms of action.

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
If any of the foregoing events occur or if one or more of our research programs prove to be unsafe, our entire pipeline could be affected, which would have a material adverse effect on our business, financial condition, results of operations and prospects.
We may expend our limited resources to pursue a particular program and fail to capitalize on programs that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we focus our research and development efforts on certain selected programs. For example, we are initially focused on our SPY001, SPY002 and SPY003 programs, including combinations thereof, and our SPY072 program. As a result, we may forgo or delay pursuit of opportunities with other programs that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
Any approved products resulting from our current programs or any future program may not achieve adequate market acceptance among clinicians, patients, healthcare third-party payors and others in the medical community necessary for commercial success and we may not generate any future revenue from the sale or licensing of such products.
Even if regulatory approval is obtained for a product candidate resulting from one of our current or future programs, they may not gain market acceptance among physicians, patients, healthcare payors or the medical community. We may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. There are several approved products and product candidates in later stages of development for the treatment of IBD and the treatment of RD. However, our programs incorporate advanced antibody engineering to optimize the half-life and formulation of antibodies; to date, no such antibody has been approved by the FDA for the treatment of IBD, RA, PsA or axSpA. Market participants with significant influence over acceptance of new treatments, such as clinicians and third-party payors, may not adopt a biologic that incorporates half-life extension for our targeted indications, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any programs developed by us or our existing or future collaborators. An extended half-life may make it more difficult for patients to change treatments and there is a perception that half-life extension could exacerbate side effects, each of which may adversely affect our ability to gain market acceptance. Market acceptance of our product candidates will depend on many factors, including factors that are not within our control.
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

We have multiple product candidates, alone and in combination, in development for the same indication, IBD, and are planning to develop one product candidate (SPY072) for RD. We may in the future develop our programs for other I&I indications. Each such program targets a single or multiple mechanisms of action that could provide differentiation from standard of care or each other. However, developing multiple programs for a single indication may negatively impact our business if the programs compete with each other. For example, if multiple programs are conducting clinical trials at the same time, they could compete for the enrollment of participants. In addition, if multiple product candidates are approved for the same indication, they may compete for market share, which could limit our future revenue.
We are conducting and may conduct future clinical trials for our programs at sites outside the United States or other jurisdiction, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
We are conducting and may conduct future clinical trials in the United States and various other countries. The acceptance of trial data from clinical trials conducted outside the United States or other jurisdiction by the FDA or comparable foreign regulatory authority may be subject to conditions imposed by such regulatory authority or may not be accepted at all. For example, in cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the applicable clinical trial data on the basis of foreign data alone unless, among other conditions, (i) the clinical trial is well-designed and conducted and performed by qualified investigators in accordance with ethical principles, (ii) the trial population adequately represents the U.S. population, and (iii) the data is applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Many foreign regulatory authorities have similar approval requirements. In addition, clinical trials are subject to the applicable local laws of the jurisdictions where the trials are conducted and acceptance of the data by the FDA or any comparable foreign regulatory authority may depend on its determination that the trials also complied with all applicable local laws and regulations. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Even if the FDA or any comparable foreign regulatory authority accepted such data, it could require us to modify our ongoing or planned clinical trials to receive clearance to initiate such trials in the applicable jurisdiction or to continue such trials once initiated.
Further, conducting international clinical trials presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled participants in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs that could restrict or limit our ability to conduct our clinical trials, the administrative burdens of conducting clinical trials under multiple sets of foreign regulations, foreign exchange fluctuations, as well as political and economic risks relevant to foreign countries. For additional disclosures regarding political and economic risks involved with international clinical trials, see the risk factor titled “Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, U.S. elections, international or geopolitical events, such as the conflict between Russia and Ukraine, and conflicts in the Middle East, the implementation of measures that restrict international trade or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.”
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
The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates, including SPY001, SPY002, SPY072 and SPY003, alone or in combination, we must demonstrate through lengthy, complex and expensive nonclinical studies and clinical trials that our product candidates are both safe and effective for each targeted indication. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Further, our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication; the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval; serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates; we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials; the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of a Biologics License Applciation ("BLA") or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials; the FDA or the applicable foreign regulatory authority may disagree regarding the formulation, labeling and/or the specifications of our product candidates; the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval. In addition, the FDA and comparable foreign regulatory authorities may undergo leadership changes, change their policies, issue additional regulations or revise existing regulations, or take other actions, such as those implemented by the Department of Government Efficiency, which may impact our clinical development plans or prevent or delay approval of our programs under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals and increase the costs of compliance.
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
Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval trial or risk management requirements. For example, the FDA may require a risk evaluation and mitigation strategy in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or comparable foreign regulatory authorities approve our product candidates, our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export will be subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with current good manufacturing practices ("cGMPs"), good pharmacovigilance practices (“GVPs”) and GCPs for any post-approval trials that we conduct following approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs. Following approval, sponsors are also subject to continual review and periodic, unannounced inspections for compliance with GVPs.

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
Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay development of or regulatory approval of our product candidates and/or increase our manufacturing costs, general operating costs or other costs. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we fail to adequately prepare for the impacts of or are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our product candidates may be delayed in obtaining regulatory approval or may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. In addition, the impact of legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current presidential administration on us and the pharmaceutical industry as a whole is unclear. These government actions could cause delays in our business plans, increase the cost of execution of our business plans or otherwise have a material adverse effect on our business. For example, the federal government recently announced tariffs on goods imported from China and other countries, which have been followed by threatened or enacted counter-measures by certain countries. These measures could impact the cost of manufacturing our product candidates for our ongoing and planned clinical trials and may increase other costs such as import and export costs across different jurisdictions, costs of drug product and clinical trial supplies, and other costs of running our trials and executing on our business plans, which could negatively impact our financial position. We may seek alternative or additional sources for our drug substance or drug product for our clinical trials, clinical trial sites, or service providers, which could negatively impact our expected timelines and business plan. Additionally, if legislation similar to the BIOSECURE Act is passed with terms that require us to switch or move development of our product candidates from one CMO to another or if we undertake such actions to mitigate the effects of such legislation prior to its enactment, we may incur additional development costs or delays in manufacturing product for clinical trials or commercialization. See the section titled “Business – Government Regulation – Healthcare Reform” in our Annual Report for a more detailed description of healthcare reform measures that may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. See the section titled “Business – Government Regulation – Other Healthcare Laws and Compliance Requirements” in our Annual Report for a more detailed description of the laws that may affect our ability to operate.
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
We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. Our ability to successfully commercialize any product candidates that we may develop will depend in part on the extent to which reimbursement for these product candidates and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. These entities may create preferential access policies for a competitor’s product, including a branded or generic/biosimilar product, over our products in an attempt to reduce their costs, which may reduce our commercial opportunity. Additionally, if any of our product candidates are approved and we are found to have improperly promoted off-label uses of those product candidates, we may become subject to significant liability, which would materially adversely affect our business and financial condition. See the sections titled “Business – Government Regulation – Coverage and Reimbursement” and “Business – Government Regulation – Regulation in the European Union” in our Annual Report for a more detailed description of the government regulations and third-party payor practices that may affect our ability to commercialize our product candidates.
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
We may seek a breakthrough therapy, fast track, or other designation for appropriate product candidates. Designations such as these are within the discretion of the FDA, or other comparable foreign regulatory authorities. The receipt of a designation for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify under one of FDA’s designation programs, the FDA may later decide that the products no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Additionally, changes in the leadership of the FDA and other actions taken by the presidential administration, including mass layoffs within the federal government, may impose constraints on the FDA’s ability to engage in activities in the normal course and may result in reductions to the FDA’s budget, employees and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to take advantage of the benefits for the Fast Track Designation and progress development of our programs or obtain regulatory approval for our programs. See the section titled “Business – Government Regulation – United States Biologics Regulation – Expedited Development and Review Programs” in our Annual Report for a more detailed description of the process for seeking expedited designations such as fast track or breakthrough therapy designations.
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
We have utilized and plan to continue to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, contract testing labs and strategic partners, to conduct and support our nonclinical studies and clinical trials under agreements with us. We will rely heavily on these third parties over the course of our nonclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these nonclinical studies and clinical trials and the management of data developed through nonclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply withgood laboratory practice ("GLP"), GCP and GVP regulations, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our programs in clinical development. If we or any of these third parties fail to comply with applicable GLP, GCP and GVP regulations, the nonclinical and clinical data generated in our nonclinical studies and clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional nonclinical and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our nonclinical studies and clinical trials comply with GLP, GCP and GVP regulations. In addition, our clinical trials must be conducted with products produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat nonclinical studies and clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
Any third parties conducting our nonclinical studies and clinical trials will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our programs. These third parties may be involved in mergers, acquisitions or similar transactions and may have relationships with other commercial entities, including our competitors, for whom they may also be conducting nonclinical studies, clinical trials or other product development activities, which could negatively affect their performance on our behalf and the timing thereof and could lead to products that compete directly or indirectly with our current or future product candidates. If any of our relationships with these third parties, including CMOs and CROs, are terminated, we may not be able to enter into arrangements with alternative CMOs, CROs or other third parties or to do so on commercially reasonable terms. Switching or adding additional CMOs or CROs involves additional cost and requires company resources. In addition, there is a natural transition period when a new CMO or CRO begins work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CMOs and CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
If these CMOs, CROs or other third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure (including by clinical sites or investigators) to adhere to our nonclinical and clinical protocols or regulatory requirements or for other reasons, our nonclinical studies and clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase substantially and our ability to generate revenues could be delayed significantly.
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
Further, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our collaborators in China which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the UK, could also negatively impact our ability to manufacture our product candidates for our ongoing or planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay our clinical development programs.
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
We do not currently own any facility that may be used as our clinical or commercial manufacturing and processing facility and must currently rely on CMOs to manufacture our product candidates. We have not yet caused our product candidates to be manufactured on a commercial scale and may not be able to do so for any of our programs, if approved. We currently have a sole source relationship for our supply of the SPY001, SPY002 and SPY003 programs. If there should be any disruption in such supply arrangement, including any adverse events affecting our suppliers, it could have a negative effect on the clinical development of our programs and other operations while we work to identify and qualify alternate supply sources. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of our product candidates. Beyond periodic audits, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance and other qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and delays, and materially adversely affect our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Similarly, our failure, or the failure of our CMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations. In addition, the FDA and comparable foreign regulatory authorities may undergo leadership changes, change their policies, issue additional regulations or revise existing regulations, or take other actions, such as those implemented by the recently established Department of Government Efficiency, which may impact our clinical development plans or prevent or delay approval of our programs under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals and increase the costs of compliance.
Moreover, our CMOs may experience manufacturing difficulties due to resource constraints, supply chain issues, proposed or actual legislative changes or requirements, or as a result of labor disputes or unstable political environments, including tariffs and restrictions imposed by the United States or other foreign governments on goods required for the operation of their business. If any CMOs on which we will rely fail to manufacture quantities of our product candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition and prospects could be materially and adversely affected. In addition, our CMOs and other third parties are responsible for transporting temperature-controlled materials that can be inadvertently degraded during transport due to several factors, rendering certain batches unsuitable for trial use for failure to meet, among others, our integrity and purity specifications. We and any of our CMOs may also face product seizure or detention or refusal to permit the import or export of products or increased costs as a result of tariffs on imports imposed by the United States or other foreign governments. Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our anticipated timelines, potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our nonclinical studies and clinical trials or the approval of any of our product candidates by the FDA, resulting in higher costs or adversely impact commercialization of our product candidates. See the section titled “Business – Manufacturing and Supply” in our Annual Report a more detailed description of our manufacturing plans and assumptions and the factors that may affect the success of our programs.
Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business
In order to successfully implement our plans and strategies, we will need to grow the size of our organization and we may experience difficulties in managing this growth.
We expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical drug development, technical operations, clinical operations, regulatory affairs and, potentially, commercial operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial personnel and systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the experience of our management team, who have only worked together for a limited time in managing a public company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel.
We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
We are a clinical stage biotechnology company with a limited operating history, and, as of June 30, 2025, we had 87 employees. We have been and will continue to be highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any such officers and other principal members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
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
Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets for which we may rely on collaboration with third parties. Recent and ongoing changes in the United States trade policy with foreign countries, including the continued uncertainty surrounding U.S. tariffs and retaliatory measures by foreign governments may disrupt the global supply chain for biopharmaceutical products. Any direct tariffs, if imposed on pharmaceutical products, may result in increased costs for raw materials and contract manufacturing services, reduced ability to source critical CMOs, and a delay in our development timelines.
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
Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and those of our third-party CROs, other contractors (including sites performing our clinical trials), third-party service providers and supply chain companies, and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties, which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. The growing use of artificial intelligence ("AI") by malicious actors is expected to further escalate cybersecurity threats. For example, AI may be used to develop adaptive malware, generate highly convincing phishing or impersonation attacks (such as deepfakes), or automate the discovery and exploitation of software vulnerabilities, thereby increasing the likelihood and sophistication of future attacks.
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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards ("NOLs"), and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. Upon certain events since our conversion from a Delaware limited liability company to a Delaware corporation in 2015, it is possible that we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which are outside of our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs and other pre-change tax attributes to offset U.S. federal taxable income or taxes may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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
We, and third parties who we work with, are or may become subject to numerous domestic and foreign laws, regulations, and standards relating to privacy, data protection, and data security, the scope of which is changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules. We are or may become subject to the terms of contractual obligations related to privacy, data protection and data security. Our obligations may also change or expand as our business grows. The actual or perceived failure by us or third parties related to us to comply with such laws, regulations and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers, result in litigation and liability, and otherwise cause a material adverse effect on our business, financial condition and results of operations. See the section titled “Business – Government Regulation – Data Privacy and Security” in our Annual Report for a more detailed description of the laws that may affect our ability to operate.
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
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. For example, the United States enacted the Inflation Reduction Act of 2022, which implements, among other changes, a 1% excise tax on certain stock buybacks. In addition, beginning in 2022, the Tax Cuts and Jobs Act eliminated the previously available option to deduct research and development expenditures and requires taxpayers to amortize them generally over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. On July 4, 2025, the U.S. Congress enacted the One Big Beautiful Bill Act, which includes a provision restoring the immediate deductibility of domestic research and development expenditures. The impact of this newly enacted law on our tax position will depend on how the provision is implemented and interpreted by the Internal Revenue Service and other regulatory authorities. In addition, we have no assurance as to whether, when and how this provision may be subject to further amendment or repeal. Such changes, among others, may adversely affect our effective tax rate, results of operation and general business condition.
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
Moreover, the capital markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. For example, escalating trade tensions, elevated interest rates and regulatory uncertainty have caused significant market volatility in recent months, and particularly in the biotechnology and biopharmaceutical industries. If the market price of our common stock does not exceed the price at which a stockholder purchases its shares, such stockholder may not realize any return on its investment in us and may lose some or all of its investment.
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
Provisions in our Certificate of Incorporation and Bylaws may delay or prevent an acquisition or a change in management. These provisions include a prohibition on actions by written consent of our stockholders and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law ("DGCL"), which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.
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
We may in the future experience disruptions as a result of such macroeconomic conditions, including delays or difficulties in initiating or expanding clinical trials and manufacturing sufficient quantities of materials. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition. For example, our business may be generally exposed to the impact of political or civil unrest or military action. While we do not have any employees or offices in Ukraine, Russia or countries in the Middle East, including Israel, we do have third-party partners with locations in Europe and the Middle East, which may be affected by the ongoing conflicts affecting such countries. In addition, we are pursuing sites for our Phase 2 platform trial in Israel and Ukraine. These sites may be materially impacted by the increasing military conflicts in Europe and the Middle East, could result in difficulties enrolling and retaining participants in such areas on schedule and cause delay in our clinical trials. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic or political climate and financial market conditions could adversely impact our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Trading Plans
During the fiscal quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K), except as described below.
On June 20, 2025, Cameron Turtle, our Chief Executive Officer, terminated a trading plan dated April 12, 2024 intended to satisfy Rule 10b5-1(c) to sell up to 300,000 shares of our common stock over a period ending November 19, 2026, subject to certain conditions, and adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 360,000 shares of our common stock over a period ending August 4, 2027, subject to certain conditions.
On June 20, 2025, Sheldon Sloan, our Chief Medical Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 102,958 shares of our common stock over a period ending September 3, 2026, subject to certain conditions, all of which shares are to be acquired upon the exercise of employee stock options.

Item 6. Exhibits.
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit Number	Description	Form	File No	Date of Filing	Exhibit No.	Filed Herewith
2.1	Agreement and Plan of Merger, dated June 22, 2023, by and among Aeglea BioTherapeutics, Inc. Aspen Merger Sub I, Inc., Sequoia Merger Sub II, LLC and Spyre Therapeutics, Inc.	S-1	333-276251	12/22/2023	2.1

3.1	Second Amended and Restated Certificate of Incorporation of the Company, effective as of May 14, 2024	8-K	001-37722	05/15/2024	3.2

3.2	Amended and Restated Bylaws	S-1/A	333-276251	02/05/2024	3.2

3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock	S-1	333-276251	12/22/2023	3.3

3.4	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock	S-1	333-276251	12/22/2023	3.4

3.5	Certificate of Amendment to Certificate of Designation of Series B Non-Voting Convertible Preferred Stock	8-K	001-37722	03/18/2024	3.2

4.1	Form of Warrant to Purchase Common Stock (Parapyre Warrant 2023)					X

4.2	Form of Warrant to Purchase Common Stock (Parapyre Warrant 2024)					X

10.1+	Spyre Therapeutics, Inc. 2018 Equity Inducement Plan and the First Amendment, Second Amendment, Third Amendment, Fourth Amendment, Fifth Amendment and Sixth Amendment thereto					X

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

Exhibit Number	Description	Form	File No	Date of Filing	Exhibit No.	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from this Quarterly Report formatted in Inline XBRL and contained in Exhibit 101
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
Date: August 5, 2025

Spyre Therapeutics, Inc.

By:	/s/ Scott Burrows
Scott Burrows
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)