Form 10-Q
period 2025-09-30
Spyre Therapeutics, Inc.
filed 2025-11-04
CIK 1636282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 29, 2025, the registrant had 77,592,130 shares of common stock, $0.0001 par value per share, outstanding.

SPYRE THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding any future payouts under our contingent value rights ("CVRs") issued in connection with the acquisition of Spyre Therapeutics, Inc. ("Pre-Merger Spyre") (the "Asset Acquisition"); our future results of operations and financial position; our business strategy, including our ability to develop best-in-class therapeutics for inflammatory bowel disease ("IBD") or rheumatic diseases ("RD") that meaningfully improve both efficacy and convenience compared to today's standard of care and our ability to develop first-in-class therapeutics for RD; the potential consistency of the SPY001, SPY002, SPY072 and SPY003 Phase 1 trial final data readouts with previously disclosed interim Phase 1 results; the planned dosing regimen for SPY001, SPY002, SPY072, SPY003 and combinations thereof, including the potential for a Q3M-Q6M dosing profile; the potential for increased or accelerated efficacy of our product candidates; our ongoing and future clinical development activities, including timing of data readouts for the ongoing SKYWAY Phase 2 basket trial, plans for and timing of monotherapy/combination arm enrollment, cohort initiation and data readouts for the ongoing SKYLINE Phase 2 platform trial and further clinical evaluation of therapeutic combinations, enrollment of clinical trials, number of data readouts expected to be delivered in 2026 and 2027 and the advancement of SPY003 to the SKYLINE Phase 2 platform trial, and related regulatory feedback; potential alignment with regulatory authorities and anticipated regulatory submissions; expected timing for regulatory feedback; the length of time that we believe our existing cash resources will fund operations; estimated market sizes and potential growth opportunities; the potential efficacy, tolerability, convenience, commercial viability and safety profile of our product candidates, including in combinations; the potential therapeutic benefits and economic value of our product candidates as monotherapies or in combinations and their extended half-life; our ability to achieve the expected benefits or opportunities and related timing with respect to the Asset Acquisition; the expected impact of macroeconomic conditions, including inflation, increasing interest rates and volatile market conditions, current or potential bank failures, as well as global events, including the ongoing military conflict between Ukraine and Russia, the conflicts in the Middle East, and geopolitical tensions between the United States and other countries, including China, on our operations, and the implementation of changes in law, tariffs, sanctions, export or import controls, and other government measures that could impact our business operations, including restricting international trade by the United States, China or other countries; and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, but not limited to, uncertainties and risks arising from regulatory feedback, including potential disagreement by regulatory authorities with our clinical trial design, interpretation of data and our ongoing or planned clinical trials for our product candidates, including our plans for and timing of cohort initiation for combination arms for the ongoing SKYLINE Phase 2 platform trial across different jurisdictions; the potential for final clinical data not being consistent with or different than the previously disclosed data for our programs; the impacts of adverse events or disappointing results in clinical trials of third parties, including our competitors developing product candidates that target similar mechanisms of action and/or indications as our product candidates; the expected or potential impact of macroeconomic conditions, including inflationary pressures, rising interest rates, general economic slowdown or a recession, changes in tariff/trade and monetary policy, volatile market conditions, financial institution instability, as well as geopolitical instability, including the ongoing military conflicts between Ukraine and Russia, conflicts in the Middle East, and geopolitical tensions between the United States and other countries, including China, on our operations; the implementation of changes in law, tariffs, sanctions, export or import controls, and other government measures that could impact our business operations, including restricting international trade by the United States, China or other countries and the BIOSECURE Act or similar act if passed into law; and those uncertainties and factors described in Item 1A, “Risk Factors” included in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I. – Financial Information
Item 1. Financial Statements (Unaudited).

Spyre Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$64,897	$89,423
Marketable securities	421,301	513,665
Prepaid expenses and other current assets	18,406	5,386
Total current assets	504,604	608,474
Other non-current assets	—	10
TOTAL ASSETS	$504,604	$608,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,457	$666
CVR liability	11,020	25,080
Accrued and other current liabilities	23,827	27,711
Related party accounts payable	3,970	603
Total current liabilities	46,274	54,060
Non-current CVR liability	3,230	36,620
TOTAL LIABILITIES	49,504	90,680
Commitments and Contingencies (Note 6 and 7)
STOCKHOLDERS’ EQUITY
Series A non-voting convertible preferred stock, $0.0001 par value; 1,086,341 shares authorized as of September 30, 2025 and December 31, 2024; 346,045 shares issued and outstanding as of September 30, 2025 and December 31, 2024.	146,425	146,425
Series B non-voting convertible preferred stock, $0.0001 par value; 271,625 shares authorized and 16,667 shares issued and outstanding as of September 30, 2025 and December 31, 2024.	9,395	9,395
Preferred stock, $0.0001 par value; 8,642,034 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued and outstanding as of September 30, 2025 and December 31, 2024.	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 60,471,793 shares and 60,257,023 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	13	13
Additional paid-in capital	1,363,581	1,334,223
Accumulated other comprehensive income	791	180
Accumulated deficit	(1,065,105)	(972,432)
TOTAL STOCKHOLDERS’ EQUITY	455,100	517,804
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$504,604	$608,484
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development (1)	$45,247	$44,744	127,015	112,308
General and administrative (2)	11,641	10,648	35,375	35,005
Gain on sale of in-process research and development asset	—	—	(10,000)	—
Total operating expenses	56,888	55,392	152,390	147,313
Loss from operations	(56,888)	(55,392)	(152,390)	(147,313)

Other income (expense):
Interest income	5,379	5,184	17,746	15,536
Other income (expense), net	40,326	(18,802)	41,956	(19,895)
Total other income (expense)	45,705	(13,618)	59,702	(4,359)
Loss before income tax expense	(11,183)	(69,010)	(92,688)	(151,672)
Income tax (expense) benefit	—	(18)	15	(50)
Net loss	$(11,183)	$(69,028)	$(92,673)	$(151,722)

Net loss per share, basic and diluted, Series A Preferred Stock	$(5.97)	$(42.22)	$(49.53)	$(95.68)
Weighted-average Series A non-voting convertible preferred stock outstanding, basic and diluted	346,045	346,045	346,045	383,903

Net loss per share, basic and diluted, Series B Preferred Stock	$(5.97)	$(42.24)	$(49.53)	$(95.68)
Weighted-average Series B non-voting convertible preferred stock outstanding, basic and diluted	16,667	16,667	16,667	95,158

Net loss per share, basic and diluted, common	$(0.15)	$(1.06)	$(1.24)	$(2.39)
Weighted-average common stock outstanding, basic and diluted	60,414,223	50,889,443	60,338,541	44,263,746

(1)Includes $7.0 million and $9.6 million in related party expenses for the three and nine months ended September 30, 2025, respectively, and $7.7 million and $34.2 million related party expenses for the three and nine months ended September 30, 2024, respectively.
(2)Includes related party expenses of $0.3 million for the three months ended September 30, 2025 and 2024, and $0.8 million for the nine months ended September 30, 2025 and 2024.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(11,183)	$(69,028)	$(92,673)	$(151,722)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	17	(22)	37
Unrealized gain on marketable securities	337	1,993	633	1,118
Total comprehensive loss	$(10,846)	$(67,018)	$(92,062)	$(150,567)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Changes in
Convertible Preferred Stock and Stockholders’ Equity
(Unaudited, in thousands)

	Three and Nine Months Ended September 30, 2025
	Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances - December 31, 2024	346	$146,425	17	$9,395	60,257	$13	$1,334,223	$180	$(972,432)	$517,804
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	—	—	19	—	218	—	—	218
Stock-based compensation expense	—	—	—	—	—	—	8,859	—	—	8,859
Foreign currency translation adjustment	—	—	—	—	—	—	—	14	—	14
Unrealized gain on marketable securities	—	—	—	—	—	—	—	488	—	488
Net loss	—	—	—	—	—	—	—	—	(44,773)	(44,773)
Balances - March 31, 2025	346	$146,425	17	$9,395	60,276	$13	$1,343,300	$682	$(1,017,205)	$482,610
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	—	—	97	—	730	—	—	730
Stock-based compensation expense	—	—	—	—	—	—	9,378	—	—	9,378
Foreign currency translation adjustment	—	—	—	—	—	—	—	(36)	—	(36)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(192)	—	(192)
Net loss	—	—	—	—	—	—	—	—	(36,717)	(36,717)
Balances - June 30, 2025	346	146,425	17	9,395	60,373	13	1,353,408	454	(1,053,922)	455,773
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	—	—	65	—	607	—	—	607
Vesting of restricted stock units	—	—	—	—	34	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	9,566	—	—	9,566
Unrealized gain on marketable securities	—	—	—	—	—	—	—	337	—	337
Net loss	—	—	—	—	—	—	—	—	(11,183)	(11,183)
Balances - September 30, 2025	346	$146,425	17	$9,395	60,472	$13	$1,363,581	$791	$(1,065,105)	$455,100

	Three and Nine Months Ended September 30, 2024
	Series B Non-Voting Convertible Preferred Stock		Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances - December 31, 2023	150	$84,555	437	$184,927	—	—	36,057	$10	$763,191	$302	$(764,414)	$184,016
Issuance of Series B non-voting convertible preferred stock in connection with private placement, net of financing costs	122	168,850	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	—	—	—	—	572	—	4,390	—	—	4,390
Stock-based compensation expense	—	—	—	—	—	—	—	—	8,385	—	—	8,385
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	16	—	16
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(681)	—	(681)
Net loss	—	—	—	—	—	—	—	—	—	—	(43,857)	$(43,857)
Balances - March 31, 2024	272	$253,405	437	$184,927	$—	$—	36,629	$10	$775,966	$(363)	$(808,271)	$152,269
Stockholder approval of the issuance of Common Stock upon conversion of Series B convertible non-voting preferred stock	(272)	(253,405)	—	—	272	253,405	—	—	—	—	—	253,405
Conversion of Series B non-voting convertible preferred stock into common stock	—	—	—	—	(255)	(244,010)	10,198	1	244,009	—	—	—
Exchange of Series A non-voting convertible preferred stock for common stock	—	—	(91)	(38,502)	—	—	3,640	1	38,501	—	—	—
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	—	—	250	—	1	—	—	1
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	—	—	—	—	66	—	494	—	—	494
Stock-based compensation expense	—	—	—	—	—	—	—	—	7,243	—	—	7,243
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	4	—	4
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(194)	—	(194)
Net loss	—	—	—	—	—	—	—	—	—	—	(38,837)	(38,837)
Balances - June 30, 2024	—	—	346	146,425	17	9,395	50,783	12	1,066,214	$(553)	$(847,108)	374,385
Issuance of common stock in connection with at-the-market offerings, net of offering costs	—	—	—	—	—	—	426	—	11,750	—	—	11,750
Vesting of restricted stock units	—	—	—	—	—	—	34	—	—	—	—	—
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	—	—	—	—	153	—	1,318	—	—	1,318
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,955	—	—	6,955
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	17	—	17
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	1,993	—	1,993
Net loss	—	—	—	—	—	—	—	—	—	$—	$(69,028)	$(69,028)
Balances - September 30, 2024	—	—	346	$146,425	17	$9,395	$51,396	$12	$1,086,237	$1,457	$(916,136)	$327,390
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(92,673)	$(151,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	27,803	35,617
Change in fair value of CVR liability	(42,199)	19,630
Gain on sale of in-process research and development asset	(10,000)	—
Net accretion of discount on marketable securities	(6,005)	(8,985)
Interest proceeds from maturities of zero coupon U.S. Treasury Bills	2,069	581
Changes in operating assets and liabilities:
Accounts payable	6,791	4,268
Accrued and other liabilities	(3,888)	(257)
Related party accounts payable	3,367	(15,138)
Prepaid expenses and other assets	(9,939)	(4,205)
Net cash used in operating activities	(124,674)	(120,211)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and sales of marketable securities	277,440	183,419
Purchases of marketable securities	(180,505)	(366,160)
Proceeds from sale of in-process research and development asset	7,000	—
Net cash provided by (used in) investing activities	103,935	(182,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series B non-voting convertible preferred stock in connection with private placement, net of placement and other offering costs	—	168,850
Proceeds from issuance of common stock in connection with at-the-market offering program, net of issuance costs	—	11,760
Payment of deferred offering costs in connection with shelf registration	(93)	(78)
Payments related to CVR	(5,251)	(1,430)
Proceeds from employee stock option exercises and employee stock plan purchases	1,557	6,203
Net cash (used in) provided by financing activities	(3,787)	185,305
Effect of exchange rate on cash and cash equivalents	—	12
NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,526)	(117,635)

CASH AND CASH EQUIVALENTS
Beginning of period	89,423	189,215
End of period	$64,897	$71,580

Supplemental Disclosure of Non-Cash Financing Information:
Exchange of Series A non-voting convertible preferred stock for common stock	$—	$38,502
Conversion of Series B non-voting convertible preferred stock into common stock	$—	$244,010
Unpaid amounts related to issuance of common stock in connection with at-the-market offerings, net of offering costs	$—	$329
Allocation of deferred offering costs against proceeds of issuance of common stock	$—	$10

The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. The Company and Basis of Presentation
Spyre Therapeutics, Inc., formerly Aeglea BioTherapeutics, Inc. (“Spyre” or the “Company”), is a clinical stage biotechnology company focused on developing next generation therapeutics for patients living with inflammatory bowel disease ("IBD") and rheumatic diseases ("RD"). The Company was formed as a Limited Liability Company in Delaware on December 16, 2013 under the name Aeglea BioTherapeutics Holdings, LLC and was converted from a Delaware LLC to a Delaware corporation on March 10, 2015. On November 27, 2023, the Company completed its corporate rebranding, changing the name of the Company to Spyre Therapeutics, Inc. The Company operates in one segment and has its principal offices in Waltham, Massachusetts.
On June 22, 2023, the Company acquired, in accordance with the terms of the Agreement and Plan of Merger (the "Acquisition Agreement"), the assets of Spyre Therapeutics, Inc. (“Pre-Merger Spyre”), a privately held biotechnology company advancing a pipeline of antibody therapeutics with the potential to transform the treatment of IBD through a research and development option agreement (as amended, the "Paragon Agreement") with Paragon Therapeutics, Inc. ("Paragon") and Parapyre Holding LLC (“Parapyre”) (the "Asset Acquisition"). The Asset Acquisition was accomplished through a two-step reverse triangular merger whereby Aspen Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, merged with and into Pre-Merger Spyre, which existed at the time the Acquisition Agreement was entered into, and became a wholly owned subsidiary of the Company in accordance with the terms of the Acquisition Agreement. Immediately following this merger, Pre-Merger Spyre merged with and into Sequoia Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Second Merger Sub”), in accordance with the terms of the Acquisition Agreement and Pre-Merger Spyre ceased to exist. Subsequently, Aeglea BioTherapeutics, Inc. was renamed Spyre Therapeutics, Inc. and is a different entity than Pre-Merger Spyre, which ceased to exist upon merging with Second Merger Sub.
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
On April 23, 2024, the Company entered into an exchange agreement with Fairmount Healthcare Fund II L.P. (the “Stockholder”), pursuant to which the Stockholder agreed to exchange an aggregate of 90,992 shares of Series A non-voting convertible preferred stock, par value of $0.0001 per share ("Series A Preferred Stock"), for an aggregate of 3,639,680 shares of the Company's common stock (the “April 2024 Exchange”). The common stock issued in connection with the April 2024 Exchange was issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act. The April 2024 Exchange closed on April 25, 2024, with 346,045 shares of Series A Preferred Stock remaining outstanding following the April 2024 Exchange.
On May 14, 2024, the Company's stockholders approved the issuance of its common stock upon conversion of the Company's Series B Preferred Stock to common stock. A total of 254,958 shares of Series B Preferred Stock automatically converted to 10,198,320 shares of common stock; 16,667 shares of Series B Preferred Stock did not automatically convert and remained outstanding as of September 30, 2025.
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
On November 18, 2024, the Company entered into an underwriting agreement (the "November 2024 Underwriting Agreement") with Jefferies LLC, Goldman Sachs & Co. LLC, Evercore Group L.L.C. and Guggenheim Securities, LLC as representatives of the several underwriters (collectively, the "November 2024 Underwriters"), pursuant to which the Company sold an aggregate of 8,366,250 shares of its common stock, inclusive of 1,091,250 shares pursuant to the full exercise of the November 2024 Underwriters' over-allotment option, at a public offering price per share of $27.50, resulting in net proceeds of approximately $215.9 million after deducting approximately $14.2 million of underwriting discounts and other offering costs (the "November 2024 Offering"). The November 2024 Offering closed on November 20, 2024 and the over-allotment option was exercised in full on November 26, 2024 and closed on November 29, 2024.
In February 2025, the Company filed a new shelf registration statement on Form S-3 (the "February 2025 Shelf Registration Statement") that was declared effective by the SEC for the potential offering, issuance and sale of up to $500.0 million of shares of common stock, preferred stock, debt securities, warrants and/or units consisting of all or some of these securities. Concurrent with the effectiveness of the February 2025 Shelf Registration Statement, the offering of unsold securities under a previous shelf registration statement on Form S-3 (File No. 333-281975), which was initially filed with the SEC on September 6, 2024 and became effective on September 18, 2024, was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The February 2025 Shelf Registration Statement contains a sales agreement prospectus supplement covering the offering, issuance and sale by the Company of up to $179.1 million of shares of common stock that may be issued and sold under the Sales Agreement in connection with the ATM offering program. No shares were sold under the ATM offering program during the three months ended September 30, 2025. As of September 30, 2025, $179.1 million remained available for sale under the Sales Agreement.
On October 13, 2025, the Company entered into an underwriting agreement (the "October 2025 Underwriting Agreement") with Jefferies LLC, TD Securities (USA) LLC, Leerink Partners LLC and Stifel, Nicolaus & Company, Incorporated as representatives of the several underwriters (collectively, the "October 2025 Underwriters"), pursuant to which the Company sold an aggregate of 17,094,594 shares of its common stock, inclusive of 2,229,729 shares pursuant to the full exercise of the October 2025 Underwriters' over-allotment option, at a public offering price per share of $18.50, resulting in net proceeds of approximately $296.5 million after deducting approximately $19.8 million of underwriting discounts and other offering costs (the "October 2025 Offering"). The over-allotment option was exercised in full on October 14, 2025 and the transaction closed on October 15, 2025.
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
Since its inception and through September 30, 2025, the Company has funded its operations by raising an aggregate of approximately $1.3 billion of gross proceeds from the sale and issuance of convertible preferred stock and common stock, pre-funded warrants, the collection of grant proceeds, and the licensing of its product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East. As of September 30, 2025, Spyre had an accumulated deficit of $1.1 billion, and cash, cash equivalents, and marketable securities of $486.2 million.

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
Unaudited Interim Financial Information
The interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of September 30, 2025, and its results of operations for the three and nine months ended September 30, 2025 and 2024, changes in convertible preferred stock and stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The December 31, 2024 balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2024 (the "Annual Report") as filed with the SEC on February 27, 2025.
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
Recently Adopted Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements adopted during the nine months ended September 30, 2025 that are of significance or potential significance to the Company.
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
3. Fair Value Measurements
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$63,176	$—	$—	$63,176
U.S. government treasury securities	231,675	—	—	231,675
U.S. government agency securities	—	64,914	—	64,914
Commercial paper	—	61,085	—	61,085
Corporate bonds	—	63,627	—	63,627
Total financial assets	$294,851	$189,626	$—	$484,477

Liabilities:
CVR liability	$—	$—	$14,250	$14,250
Total liabilities	$—	$—	$14,250	$14,250

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$65,902	$—	$—	$65,902
U.S. government treasury securities	227,244	—	—	227,244
U.S. government agency securities	—	86,681	—	86,681
Commercial paper	—	165,130	—	165,130
Corporate bonds	—	56,448	—	56,448
Total financial assets	$293,146	$308,259	$—	$601,405

Liabilities:
CVR liability	$—	$—	$61,700	$61,700
Total liabilities	$—	$—	$61,700	$61,700
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
The significant inputs used to estimate the fair value of the CVR liability were as follows:

September 30, 2025
Estimated cash flow dates	02/15/26 - 08/15/29
Estimated probability of success	0% - 43%
Estimated reimbursement rate compared to reimbursement target	45% - 55%
Risk-adjusted discount rates	11.12% - 11.21%
The change in fair value between December 31, 2024 and September 30, 2025 was a $42.2 million decrease, primarily driven by changes in the likelihood of achievement of certain milestones and receipt of certain cash consideration within the CVR term, changes in estimated reimbursement rates compared to reimbursement target rates, changes in estimated cash flow dates, and an increase in risk-adjusted discount rates, partially offset by time value of money adjustments.
The following table presents changes in the CVR liability for the periods presented (in thousands):

CVR Liability
Beginning balance as of December 31, 2024	$61,700
Changes in the fair value of the CVR liability	(42,199)
Payments	(5,251)
Ending Balance as of September 30, 2025	$14,250

4. Cash Equivalents and Marketable Securities
The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$63,176	$—	$—	$63,176
Total cash equivalents	$63,176	$—	$—	$63,176

Marketable securities:
Commercial paper	$61,068	$17	$—	$61,085
Corporate bonds	63,556	76	(5)	63,627
U.S. government treasury securities	231,032	672	(29)	231,675
U.S. government agency securities	64,854	64	(4)	64,914
Total marketable securities	$420,510	$829	$(38)	$421,301

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$65,902	$—	$—	$65,902
Commercial paper	21,832	6	—	21,838
Total cash equivalents	$87,734	$6	$—	$87,740

Marketable securities:
Commercial paper	$143,265	$104	$(77)	$143,292
Corporate bonds	56,471	25	(48)	56,448
U.S. government treasury securities	227,155	385	(296)	227,244
U.S. government agency securities	86,616	137	(72)	86,681
Total marketable securities	$513,507	$651	$(493)	$513,665

The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$9,314	$(5)	$—	$—	$9,314	$(5)
U.S. government treasury securities	20,153	(21)	8,002	(8)	28,155	(29)
U.S. government agency securities	10,002	(4)	—	—	10,002	(4)
Total marketable securities	$39,469	$(30)	$8,002	$(8)	$47,471	$(38)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Commercial paper	$67,200	$(77)	$—	$—	$67,200	$(77)
Corporate bonds	42,916	(48)	—	—	42,916	(48)
U.S. government treasury securities	126,588	(296)	—	—	126,588	(296)
U.S. government agency securities	12,560	(72)	—	—	12,560	(72)
Total marketable securities	$249,264	$(493)	$—	$—	$249,264	$(493)
The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. As of September 30, 2025 and December 31, 2024, an allowance for credit losses had not been recognized. Given the Company's intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, the Company does not consider these marketable securities to be impaired as of September 30, 2025 and December 31, 2024.
The financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash deposits. Accounts at each of the Company's two U.S. banking institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor. As of September 30, 2025 and December 31, 2024, cash deposits at the Company's U.S. banking institutions exceeded the FDIC limits.
There were no realized gains or losses on marketable securities for both the three and nine months ended September 30, 2025 and 2024. Interest on marketable securities is included in interest income. Accrued interest receivable on available-for-sale debt securities as of September 30, 2025 and December 31, 2024, was $3.6 million and $3.4 million, respectively, and is reflected in Prepaid expenses and other current assets.

The following table summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	September 30, 2025	December 31, 2024
Due in one year or less	$276,689	$338,442
Due in 1 - 2 years	144,612	175,223
Total marketable securities	$421,301	$513,665
The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.
5. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation	$5,132	$5,688
Accrued contracted research and development costs	17,401	20,861
Accrued professional and consulting fees	1,124	661
Accrued other	170	501
Total accrued and other current liabilities	$23,827	$27,711
6. Licensing Agreements
On July 12, 2023, December 14, 2023, and June 5, 2024, the Company exercised the Option (as defined below) available under the Paragon Agreement with respect to the SPY001, SPY002 and SPY072, and SPY003 research programs, respectively.
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
The Company recognized expense related to Paragon license milestone payments, recorded within Research and development expenses, in the accompanying condensed statement of operations of $6.0 million and $8.5 million for the three and nine months ended September 30, 2025, respectively, and nil and $5.5 million for the three and nine months ended September 30, 2024, respectively.
The Company paid milestone payments to Paragon totaling $3.0 million and $5.5 million for the three and nine months ended September 30, 2025, respectively, and $2.5 million and $5.5 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, $3.0 million in milestone payments remained outstanding and payable to Paragon. There were no milestone payments outstanding and payable to Paragon as of December 31, 2024.
Additionally, the Company recognized $1.0 million in sublicensing fees expense which were recorded as Research and development expenses in the accompanying condensed statement of operations for the three and nine months ended September 30, 2025. The Company recognized $0.3 million and $0.4 million related to sublicensing fees for the three and nine months ended September 30, 2024, respectively.
The Company paid sublicensing fees to Paragon totaling nil and $0.5 million for the three and nine months ended September 30, 2025, respectively, and nil and $0.1 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025 and December 31, 2024, $1.0 million and $0.5 million in sublicensing fees were outstanding and payable to Paragon, respectively.
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
The following is the summary of expenses related to the Paragon Agreement and License Agreements, which are ultimately settled in cash (in millions) and recorded within Research and development in the consolidated statement of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reimbursable costs under the Paragon Agreement	$—	$1.3	$0.1	$15.3
License Agreements milestone and sublicensing fees	7.0	0.3	9.5	5.9
Total related party expense (excludes stock-based compensation)	$7.0	$1.6	$9.6	$21.2
The following is the summary of Related party accounts payable and other current liabilities (in millions):

	September 30, 2025	December 31, 2024
Reimbursable costs under the Paragon Agreement	$—	$0.1
License Agreements development milestone liability (see Note 6)	4.0	0.5
Total related party accounts payable	$4.0	$0.6
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
On July 12, 2023, December 14, 2023, and June 5, 2024, the Company exercised the Option available under the Paragon Agreement with respect to the SPY001, SPY002 and SPY072, and SPY003 research programs, respectively. Please refer to Note 6 for additional information on the License Agreements.
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

For the three and nine months ended September 30, 2025, the Company recognized de minimis and $0.1 million, respectively, of expenses related to services provided by Paragon, which were recorded as Research and development expenses in the consolidated statements of operations.
For the three and nine months ended September 30, 2024, the Company recognized expenses totaling $7.4 million and $28.3 million, respectively, which included $6.1 million and $13.0 million, respectively, of stock-based compensation expense, and were recorded as Research and development expenses in the consolidated statements of operations. Included within the expenses recognized for services provided by Paragon for the nine months ended September 30, 2024, is a $5.9 million reduction in Research and development expenses related to the completion of the SPY003 antibody selection process.
For the three and nine months ended September 30, 2025, the Company made payments totaling de minimis and $0.2 million, respectively, in connection with the Paragon Agreement. For the three and nine months ended September 30, 2024, the Company made payments totaling $1.2 million and $30.7 million, respectively, in connection with the Paragon Agreement.
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
Mark McKenna Option Grant
On February 1, 2024, the Board appointed Mark McKenna as a Class I director. Mr. McKenna and the Company are parties to a consulting agreement, pursuant to which Mr. McKenna agreed to continue to provide consulting services as an independent contractor to the Company, with an effective date of August 1, 2023 (the “Vesting Commencement Date”). As compensation for Mr. McKenna’s consulting services, on November 22, 2023, he was granted non-qualified stock options to purchase 477,000 shares of the Company’s common stock under the 2016 Plan (as defined in Note 9) with an exercise price of $10.39 per share, which vest as to 25% on the one year anniversary of the Vesting Commencement Date and thereafter vest and become exercisable in 36 equal monthly installments, subject to Mr. McKenna’s continued service to the Company through each applicable vesting date. The Company recognized stock-based compensation expense related to Mr. McKenna's consulting agreement of $0.3 million for the three months ended September 30, 2025 and 2024, and $0.8 million for the nine months ended September 30, 2025 and 2024.
8. Convertible Preferred Stock and Stockholders’ Equity
Parapyre Warrants
As of December 31, 2024, the Company settled its obligations under the Parapyre Option Obligation by issuing Parapyre 848,184 warrants to purchase the Company's common stock at an exercise price of $23.28. As of September 30, 2025, a total of 1,532,591 warrants with a weighted-average exercise price of $22.49 had been issued to Parapyre under the Parapyre Option Obligation. As of September 30, 2025, none of the warrants issued under the Parapyre Option Obligation have been exercised and all remain outstanding.
Series A Non-Voting Convertible Preferred Stock
Pursuant to the Company's Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock (the "Series A Certificate of Designation"), holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal to, on an as-if-

converted-to-common stock basis, and in the same form as, dividends actually paid on shares of common stock. Except as provided in the Series A Certificate of Designation or as otherwise required by law, the Series A Preferred Stock does not have voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock: (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, or alter or amend the Series A Certificate of Designation, amend or repeal any provision of, or add any provision to, the Company’s Certificate of Incorporation or its Bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series A Preferred Stock, regardless of whether any of the foregoing actions will be by means of amendment to the Certificate of Incorporation or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (b) issue further shares of Series A Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of Series A Preferred Stock, (c) prior to the stockholder approval of the conversion of the Series A Preferred Stock into shares of common stock in accordance with Nasdaq Stock Market Rules or at any time while at least 30% of the originally issued Series A Preferred Stock remains issued and outstanding, consummate (x) any Fundamental Transaction (as defined in the Series A Certificate of Designation) or (y) any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the Company's stockholders immediately before such transaction do not hold at least a majority of the Company's capital stock immediately after such transaction or (d) enter into any agreement with respect to any of the foregoing. The Series A Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company.
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
Following stockholder approval of the Series B Conversion Proposal, each share of Series B Preferred Stock automatically converted into 40 shares of common stock, subject to certain limitations, including that a holder of Series B Preferred Stock is prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (established by the holder between 0% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion. 254,958 shares of Series B Preferred Stock automatically converted to 10,198,320 shares of common stock; 16,667 shares of Series B Preferred Stock did not automatically convert and remain outstanding as of September 30, 2025 due to beneficial ownership limitations. This conversion was recorded as a reclassification between Series B Preferred Stock and common stock based on the historical per-share contributed capital amount of the Series B Preferred Stock. The remaining outstanding Series B Preferred Stock is convertible into 666,680 common shares as of September 30, 2025.
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
In February 2025, the Company filed a new shelf registration statement on Form S-3 that was declared effective by the SEC for the potential offering, issuance and sale of up to $500.0 million of the Company's common stock, preferred stock, debt securities, warrants and/or units consisting of all or some of these securities. Concurrent with the effectiveness of the February 2025 Shelf Registration Statement, the offering of unsold securities under the previous shelf registration statement on Form S-3 (described above), was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The February 2025 Shelf Registration Statement contains a prospectus supplement covering the offering, issuance and sale by the Company of up to $179.1 million of shares of common stock that may be issued and sold under the Sales Agreement in connection with the ATM program. No shares were sold under the ATM program during the three months ended September 30, 2025. As of September 30, 2025, $179.1 million remained available for sale under the Sales Agreement.
November 2024 Underwritten Offering
On November 18, 2024, the Company entered into the November 2024 Underwriting Agreement with the November 2024 Underwriters, pursuant to which the Company sold an aggregate of 8,366,250 shares of common stock, at a public offering price per share of $27.50, resulting in net proceeds of approximately $215.9 million after deducting approximately $14.2 million of underwriting discounts and other offering costs. The November 2024 Offering closed on November 20, 2024 and the over-allotment option was exercised in full on November 26, 2024 and closed on November 29, 2024.
October 2025 Underwritten Offering
On October 13, 2025, the Company entered into the October 2025 Underwriting Agreement with the October 2025 Underwriters, pursuant to which the Company sold an aggregate of 17,094,594 shares of common stock, at a public offering price per share of $18.50, resulting in net proceeds of approximately $296.5 million after deducting approximately $19.8 million of underwriting discounts and other offering costs.

The over-allotment option was exercised in full on October 14, 2025 and the transaction closed on October 15, 2025.
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
As of September 30, 2025, the 2016 Plan had 10,880,124 shares available for future issuance, of which 4,896,574 shares were subject to outstanding option awards.
2018 Equity Inducement Plan
The 2018 Equity Inducement Plan (“2018 Plan”) became effective in February 2018.
During the second quarter of 2025, the Company amended the 2018 Plan to increase the number of shares of common stock reserved for issuance by 750,000. After this amendment and as of September 30, 2025, the 2018 Plan had 7,556,574 shares available for future issuance, of which 6,637,231 shares were subject to outstanding option awards and restricted unit awards.
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
The following table summarizes the Company’s stock awards granted under all equity incentive and inducement plans for each of the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	213,900	$15.88	425,500	$25.74	2,539,617	$19.94	1,857,853	$28.40

Parapyre Option Obligation
As of December 31, 2024, the Company settled its obligations under the Parapyre Option Obligation by issuing Parapyre 848,184 warrants to purchase the Company's common stock at an exercise price of $23.28. As of September 30, 2025, a total of 1,532,591 warrants with a weighted-average exercise price of $22.49 had been issued to Parapyre under the Parapyre Option Obligation. As of September 30, 2025, none of the warrants issued under the Parapyre Option Obligation have been exercised and all remain outstanding.
For the three and nine months ended September 30, 2024, $6.1 million and $13.0 million, respectively, was recognized as stock compensation expense related to the Parapyre Option Obligation. There are no ongoing obligations under the Parapyre Option Obligation as of September 30, 2025.
2016 Employee Stock Purchase Plan
Under the Company’s 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company issued and sold 17,298 and 34,175 shares during the three and nine months ended September 30, 2025, resulting in aggregate cash proceeds of $0.2 million and $0.6 million, respectively. The Company issued and sold 14,053 and 16,383 shares during the three and nine months ended September 30, 2024, respectively, resulting in aggregate cash proceeds of de minimis and $0.3 million, respectively.
Stock-based Compensation Expense
Total stock-based compensation expense recognized from the Company’s equity incentive plans, 2018 Plan, 2016 ESPP and Parapyre Option Obligation during the periods presented was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development (1)	$4,248	$8,555	$11,860	$18,863
General and administrative	5,318	4,545	15,943	16,754
Total stock-based compensation expense (2)	$9,566	$13,100	$27,803	$35,617

(1) For the three and nine months ended September 30, 2024, $6.1 million and $13.0 million, respectively was recognized as stock compensation expense related to the Parapyre Option Obligation.
(2) Of the total $13.1 million and $35.6 million of stock-based compensation expense for the three and nine months ended September 30, 2024, respectively, $0.1 million and $3.6 million is related to legacy Aeglea employees and directors who had been terminated as of the end of the period, respectively.

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the Company's equity incentive plans, and the shares purchased under the 2016 ESPP during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock Options Granted
Expected term (in years)	6.08	6.08	5.98	6.02
Expected volatility	75%	105%	76%	105%
Risk-free interest	3.92%	4.13%	4.34%	4.03%
Dividend yield	—	—	—	—

2016 ESPP
Expected term (in years)	0.38	0.50	0.44	0.50
Expected volatility	72%	71%	70%	83%
Risk-free interest	4.21%	5.02%	4.22%	5.15%
Dividend yield	—	—	—	—
10. Sale of Pegzilarginase to Immedica
On July 27, 2023, the Company announced that it had entered into an agreement to sell the global rights to pegzilarginase to Immedica Pharma AB ("Immedica") for $15.0 million in upfront cash proceeds and up to $100.0 million in contingent milestone payments.
The milestone payments are contingent on formal reimbursement decisions by national authorities in key European markets and pegzilarginase approval by the FDA, among other events. During the three and nine months ended September 30, 2025, the Company recognized a gain of nil and $10.0 million within Gain on Sale of in-process research and development, for achieving certain reimbursement decision milestones during the period. As of September 30, 2025, $3.0 million remains outstanding and reflected in Prepaid expenses and other current assets. There was no similar gain during the three or nine months ended September 30, 2024 or similar receivable as of December 31, 2024.
Milestone payments, net of allowable expenses and adjustments, will be distributed to CVR holders pursuant to the CVR agreement resulting from the Asset Acquisition and will reduce the CVR liability.
11.  Segment Reporting
The Company operates under a single operating and reportable segment, which is the development of biopharmaceutical products for the treatment of patients with IBD and rheumatic diseases. The Company's Chief Operating Decision Maker ("CODM") is the Company's Chief Executive Officer. The Company's CODM uses consolidated Net loss as the measure of segment profit or loss and uses consolidated Total Assets as reported on the balance sheet as the measure of segment assets. The Company's CODM compares Net loss against budgeted and/or forecasted amounts to track the Company's financial performance against expectations and to inform, along with development timelines and scientific and commercial considerations, their decisions regarding resource allocations to fund the Company's development of its pipeline.

The following table sets forth the significant expenses provided to the CODM on a regular basis (in thousands):

	Three Months Ended September 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Compensation	$9,397	$5,960	$24,507	$15,015
Stock-based compensation (1)	9,566	13,100	27,803	35,617
Research and development, excluding compensation and stock-based compensation (2) (3)	34,769	32,920	99,069	85,831
Other segment items (4) (5)	(42,549)	17,048	(58,706)	15,259
Segment net loss	$11,183	$69,028	$92,673	$151,722

Reconciliation of net loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$11,183	$69,028	$92,673	$151,722
(1) Includes $0.3 million and $6.4 million in related party expenses for the three months ended September 30, 2025 and 2024, respectively. Includes $0.8 million and $13.8 million in related party expenses for the nine months ended September 30, 2025 and 2024, respectively.
(2) Includes non-clinical study, clinical trial, and manufacturing expenses.
(3) Includes $7.0 million and $1.6 million in related party expenses for the three months ended September 30, 2025 and 2024, respectively. Includes $9.6 million and $21.2 million in related party expenses for the nine months ended September 30, 2025 and 2024, respectively.
(4) Includes general and administrative expenses such as audit, legal, and other professional fees, interest income, and other expense, net. Additionally, includes a $10.0 million gain recognized in connection with the sale of pegzilarginase to Immedica for the nine months ended September 30, 2025.
(5) Includes $40.4 million decrease and a $18.7 million increase in fair value of CVR liability for the three months ended September 30, 2025 and 2024, respectively; and a $42.2 million decrease and a $19.6 million increase in fair value of CVR liability for the nine months ended September 30, 2025 and 2024, respectively.
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

The following table sets forth the computation of basic and diluted net loss per share of common stock, Series A Preferred Stock, and Series B Preferred Stock (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2025			2024
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(2,066)	$(100)	$(9,017)	$(14,610)	$(704)	$(53,714)
Denominator
Weighted-average shares outstanding	346,045	16,667	60,414,223	346,045	16,667	50,889,443
Number of shares used in per share computation	346,045	16,667	60,414,223	346,045	16,667	50,889,443
Net loss per share, basic and diluted	$(5.97)	$(5.97)	$(0.15)	$(42.22)	$(42.24)	$(1.06)

	Nine Months Ended September 30,
	2025			2024
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(17,138)	$(825)	$(74,710)	$(36,733)	$(9,105)	$(105,884)
Denominator
Weighted-average shares outstanding	346,045	16,667	60,338,541	383,903	95,158	44,146,958
Weighted-average pre-funded warrants outstanding	—	—	—	—	—	116,788
Number of shares used in per share computation	346,045	16,667	60,338,541	383,903	95,158	44,263,746
Net loss per share, basic and diluted	$(49.53)	$(49.53)	$(1.24)	$(95.68)	$(95.68)	$(2.39)
The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	1,170,956	4,733,609	1,267,158	4,583,260
Unvested restricted stock units	18,068	65,925	13,978	69,503
Outstanding Parapyre warrants	—	684,407	—	684,407

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report for the quarterly period ended September 30, 2025 (this "Quarterly Report") as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report") filed with the U.S. Securities and Exchange Commission (the "SEC") on February 27, 2025. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements regarding our expected results, outcomes, and the timing of these results and outcomes, plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we”, “us”, “our”, “the Company,” or “Spyre” refers to Spyre Therapeutics, Inc. and its consolidated subsidiaries taken as a whole.
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
Our Portfolio and Development Plan Updates
We are advancing a pipeline of monoclonal antibodies (“mAbs”) for the treatment of IBD and RD. The following table summarizes our pipeline and development strategy, including our initiated SKYLINE Phase 2 platform study evaluating SPY001, SPY002, SPY003, and pairwise combinations thereof in patients with moderately to severely active UC and our initiated SKYWAY basket study evaluating SPY072 in three rheumatic diseases: RA, PsA, and axSpA.
SKYLINE Phase 2 Platform Trial in UC
In May 2025, we initiated our SKYLINE Phase 2 platform trial evaluating SPY001, SPY002, SPY003, as well as pairwise combinations thereof (six active investigational agents in total), in patients with moderately to severely active UC. The trial consists of two parts:
•Part A: Open-label assessment of the safety and preliminary efficacy of a single dose level of each investigational monotherapy, with induction data expected in 2026.
•Part B: Randomized and placebo-controlled assessment of the safety and efficacy of monotherapies and combinations, designed to provide dose-ranging data on monotherapies, proof-of-concept and contribution of components for combinations, with induction data expected in 2027.
SKYLINE is currently enrolling subjects into the SPY001 and SPY002 arms of Part A, with SPY003 expected to begin enrolling in the coming months. Part B is expected to begin enrolling after Part A completes enrollment.

SKYWAY Phase 2 Basket Trial in Rheumatic Diseases (RA, PsA, axSpA)
In September 2025, we initiated our SKYWAY Phase 2 randomized and placebo-controlled basket trial of SPY072 in patients with moderately to severely active RA, PsA, or axSpA. The trial consists of three sub-studies:
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
Topline proof-of-concept data for all three indications are expected in 2026.
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
SPY001 demonstrates similar potency and selectivity as synthesized vedolizumab in preclinical in vitro models including surface plasmon residence and cellular adhesion assays. We initiated a first-in-human ("FIH") Phase 1 trial for SPY001 in June 2024. The SPY001 Phase 1 trial is a double blind, placebo-controlled trial in healthy volunteers and consists of a single-ascending dose ("SAD") component and a multi-ascending dose ("MAD") component. The trial design includes enrolling 56 healthy adult participants into five SAD cohorts and two MAD cohorts in the main portion of the study. The primary endpoint is safety, with PK and anti-drug antibodies ("ADA") serving as secondary endpoints. Additional cohorts have been added to the study to evaluate PK in healthy volunteers of various ethnicities to facilitate subsequent global clinical trials. Phase 1 trial enrollment is now complete.
Interim results were initially presented in November 2024, with additional data presented in May 2025 with up to eight months of follow up. To date, SPY001 has demonstrated a favorable safety profile across all dose groups, a meaningfully differentiated PK profile supporting potential quarterly or twice annual maintenance dosing, and rapid and complete saturation of α4β7 receptors beyond six months with a single dose of 600mg. Based on these results, SPY001 was advanced into the SKYLINE Phase 2 platform clinical trial, which initiated in May 2025.
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
SPY002 and SPY072 bind TL1A with subnanomolar potency in preclinical cellular assays. We initiated FIH Phase 1 trials for SPY002 and SPY072 in the fourth quarter of 2024. The Phase 1 trials were each double blind, placebo-controlled evaluations in healthy volunteers, consisting of five SAD cohorts. Each trial enrolled 40 healthy adult participants across the five SAD cohorts in the main portion of the study. The primary endpoint is safety, with PK and ADAs serving as secondary endpoints, and PD markers as exploratory endpoints. Phase 1 trial enrollment is now complete.
Phase 1 data were presented in June 2025 and October 2025, with up to 24-weeks of follow up. To date, SPY002 and SPY072 have demonstrated favorable safety profiles, meaningfully differentiated PK profiles supporting potential quarterly or twice annual maintenance dosing, and complete suppression of free TL1A through up to 20-24 weeks at single 100mg doses. Based on these interim results, SPY002 has advanced to the SKYLINE Phase 2 platform trial and SPY072 has advanced to the SKYWAY Phase 2 basket trial.
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
We initiated a FIH trial in March 2025. The SPY003 Phase 1 trial is a double blind, placebo-controlled trial in healthy volunteers trial that enrolled 59 healthy adult participants into five SAD cohorts, one multiple dose (MD) cohort, and one Chinese ethnobridging cohort. The primary endpoint is safety, with PK and ADAs serving as secondary endpoints. Phase 1 trial enrollment is now complete.
Interim Phase 1 data were disclosed in November 2025 demonstrating that SPY003 exhibited a favorable safety profile and a meaningfully differentiated PK profile supporting quarterly or twice annual maintenance dosing. SPY003 will now advance to the SKYLINE Phase 2 platform trial.
SPY120 - combination, anti-α4β7 and anti-TL1A mAbs
SPY120 combines SPY001 (anti-α4β7) and SPY002 (anti-TL1A) antibodies, pairing two mechanisms studied in third-party clinical trials targeting non-overlapping sites of action.
In February and May 2025, we presented preclinical data demonstrating that combinations resulted in additive or greater than additive in vivo biological activity relative to either monotherapy in mouse hapten reagent 2,4,6-trinitrobenzene sulfonic acid ("TNBS") and anti-CD40 colitis models. In October 2025, we presented preclinical data further demonstrating that combined inhibition resulted in superior efficacy relative to constituent monotherapies in a mouse TNBS-induced colitis model. In addition, combination toxicology studies have been completed with no drug-related adverse findings observed.
These preclinical data, in addition to our positive interim Phase 1 results for SPY001 and SPY002, support SPY120 being advanced in Part B of the SKYLINE Phase 2 platform trial.

SPY130 - combination anti-α4β7 and anti-IL-23 mAbs
SPY130 combines SPY001 (anti-α4β7) and SPY003 (anti-IL-23) antibodies, pairing two commercially validated mechanisms targeting non-overlapping sites of action.
In October 2024, we presented preclinical data, demonstrating in a T-cell transfer model of IBD, that combinations with anti-IL-23 and anti-α4ß7 improved body weight and reduced colonic CD4+ infiltration and IL-17 levels relative to monotherapy. In March and October 2025, we presented additional preclinical data, demonstrating that combinations resulted in superior in vivo biological activity relative to either monotherapy in mouse TNBS model. In addition, combination toxicology studies have been completed with no drug-related adverse findings observed.
These preclinical data, in addition to our positive interim Phase 1 results for SPY001 and SPY003, support SPY130 being advanced in Part B of the SKYLINE Phase 2 platform trial.
SPY230 – combination anti-TL1A and anti-IL-23 mAbs
SPY230 combines SPY002 (anti-TL1A) and SPY003 (anti-IL-23) antibodies, pairing two complementary mechanisms of action with potential to address overlapping and non-overlapping triggers of inflammation.
In October 2024, we presented preclinical data, demonstrating that anti-IL-23 and anti-TL1A have a synergistic effect on promoting IL-17 secretion from human and mouse cells, and that the combination of anti-IL-23 and anti-TL1A suppressed IL-17 secretion more effectively than either agent alone. In March and October 2025, we presented additional preclinical data, demonstrating that combinations resulted in superior in vivo biological activity relative to either monotherapy in mouse TNBS model. In addition, combination toxicology studies have been completed with no drug-related adverse findings observed.
These preclinical data, in addition to our positive interim Phase 1 results for SPY002 and SPY003, support SPY230 being advanced in Part B of the SKYLINE Phase 2 platform trial.
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
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. The most significant estimates and assumptions that management considers in the preparation of our financial statements relate to accrued research and development costs; the discount rate, probabilities of success, estimated reimbursement rates compared with reimbursement targets, and timing of estimated cash flows in the valuation of the contingent value right ("CVR") liability and inputs used in the Black-Scholes model for stock-based compensation expense.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Increase/(Decrease)	% Change
	2025	2024

	(in thousands)
Operating expenses:
Research and development	$45,247	$44,744	$503	1%
General and administrative	11,641	10,648	993	9%
Total operating expenses	56,888	55,392	1,496	3%
Loss from operations	(56,888)	(55,392)	1,496	3%

Other income (expense):
Interest income	5,379	5,184	195	*
Other income (expense), net	40,326	(18,802)	59,128	*
Total other income (expense)	45,705	(13,618)	59,323	*
Loss before income tax expense	(11,183)	(69,010)	(57,827)	*
Income tax benefit (expense)	—	(18)	18	*
Net loss	$(11,183)	$(69,028)	$(57,845)	*
__________________________________
*Percentage not meaningful

Research and Development Expenses. Research and development expenses increased by $0.5 million, or 1%, to $45.2 million for the three months ended September 30, 2025, from $44.7 million for the three months ended September 30, 2024. The increase was primarily driven by higher clinical trial expenses, intellectual property license and sub-licensing fees, manufacturing expenses, and increased compensation costs partially offset by lower early-stage research and development costs.

	Three Months Ended September 30,		Increase/(Decrease)	% Change
	2025	2024

	(in thousands)
External research and development expenses:
Preclinical	$2,522	$18,493	$(15,971)	(86)%
IBD	24,949	14,494	10,455	72%
Rheumatic diseases	6,826	—	6,826	*
Stock-based compensation (1)	—	6,146	(6,146)	(100)%
Legacy Aeglea assets	5	(212)	217	102%
Total external research and development expense	34,302	38,921	(4,619)	(12)%

Internal research and development expenses:
Compensation	6,229	3,268	2,961	91%
Stock-based compensation	4,248	2,409	1,839	76%
Other	468	146	322	221%
Total internal research and development expenses	10,945	5,823	5,122	88%
Total research and development expense	$45,247	$44,744	$503	1%

(1) For the three months ended September 30, 2024, $6.1 million was recognized as stock compensation expense related to the Parapyre Option Obligation.
External research and development expenses include costs associated with third parties contracted to conduct research and development activities on our behalf, including through Paragon, contract research organizations, contract manufacturing organizations, and third-party laboratories. For the three months ended September 30, 2025 and 2024, external research and development costs accounted for $34.3 million and $38.9 million, respectively. Preclinical expenses decreased primarily due to a reduction in early-stage research and development activities given our pipeline's advancement coupled with lower intellectual property license and sub-licensing fees. IBD expenses increased primarily due to an increase in clinical development activities related to ongoing or planned clinical trials and intellectual property licensing and sub-licensing fees partially offset by lower manufacturing costs. Rheumatic diseases costs increased due to increases in manufacturing costs, clinical development costs, and intellectual property licensing and sub-licensing fees. External stock-based compensation decreased due to our obligations ending under the Parapyre Option Obligation.
    Internal research and development expenses include compensation and related costs associated with our research and development employees. For the three months ended September 30, 2025 and 2024, internal research and development costs accounted for $10.9 million and $5.8 million, respectively. The increase was primarily driven by an increase in compensation costs due to an increase in research and development headcount.
General and Administrative Expenses. General and administrative expenses increased by $1.0 million, or 9%, to $11.6 million for the three months ended September 30, 2025, from $10.6 million for the three months ended September 30, 2024. The increase was primarily attributable to an increase in compensation costs due to an increase in general and administrative headcount.
Other income (expense), net. Other income, net for the three months ended September 30, 2025 increased by $59.1 million versus the three months ended September 30, 2024 primarily driven by changes in the fair value of the CVR liability, which was primarily driven by changes in the likelihood of achievement of certain milestones and receipt of certain cash consideration within the CVR term, changes in estimated reimbursement rates compared to reimbursement target rates, and changes in estimated cash flow dates.

Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Dollar Change	% Change
	2025	2024

	(dollars in thousands)
Operating expenses (income):
Research and development	127,015	112,308	14,707	13%
General and administrative	35,375	35,005	370	1%
Gain on sale of in-process research and development asset	(10,000)	—	(10,000)	*
Total operating expenses	152,390	147,313	5,077	*
Loss from operations	(152,390)	(147,313)	5,077	*

Other income (expense):
Interest income	17,746	15,536	2,210	*
Other income (expense), net	41,956	(19,895)	61,851	*
Total other income	59,702	(4,359)	64,061	*
Loss before income tax expense	(92,688)	(151,672)	(58,984)	*
Income tax benefit (expense)	15	(50)	65	*
Net loss	$(92,673)	$(151,722)	$(59,049)	*
__________________________________
*Percentage not meaningful
Research and Development Expenses. Research and development expenses increased by $14.7 million, or 13%, to $127.0 million for the nine months ended September 30, 2025, from $112.3 million for the nine months ended September 30, 2024. The increase was primarily driven by higher clinical development activities, increased compensation costs and higher intellectual property license and sub-licensing fees, partially offset by lower early-stage research and development.

	Nine Months Ended September 30,		Dollar Change	% Change
	2025	2024

	(in thousands)
External research and development expenses:
Preclinical	$15,078	$45,424	$(30,346)	(67)%
IBD	70,958	40,441	30,517	75%
Rheumatic diseases	11,975	—	11,975	*
Stock-based compensation (1)	—	13,035	(13,035)	(100)%
Legacy Aeglea assets	184	(914)	1,098	120%
Total external research and development expense	98,195	97,986	209	—%

Internal research and development expenses:
Compensation	16,085	7,614	8,471	111%
Stock-based compensation	11,860	5,828	6,032	104%
Other	875	880	(5)	(1)%
Total internal research and development expenses	28,820	14,322	14,498	101%
Total research and development expense	$127,015	$112,308	$14,707	13%

(1) For the nine months ended September 30, 2024, $13.0 million was recognized as stock compensation expense related to the Parapyre Option Obligation.
External research and development expenses include costs associated with third parties contracted to conduct research and development activities on our behalf, including through Paragon, contract research organizations, contract manufacturing organizations, and third-party laboratories. For the nine months ended September 30, 2025 and 2024, external research and development costs accounted for $98.2 million and $98.0 million, respectively. Preclinical expenses decreased primarily due to a reduction in early-stage research and development activities given our pipeline's advancement coupled with lower intellectual property license and sub-licensing fees. IBD expenses increased primarily due to increases in clinical development costs related to ongoing or planned clinical trials and intellectual property licensing and sub-licensing fees partially offset by decreased manufacturing costs. Rheumatic diseases costs increased due to increases in manufacturing, clinical development costs, and intellectual property licensing and sub-licensing fees. External stock-based compensation decreased due to our obligations ending under the Parapyre Option Obligation.
Internal research and development expenses include compensation and related costs associated with our research and development employees. For the nine months ended September 30, 2025 and 2024, internal research and development costs accounted for $28.8 million and $14.3 million, respectively. The increase was primarily driven by an increase in research and development headcount.
General and Administrative Expenses. General and administrative expenses increased by $0.4 million, or 1%, to $35.4 million for the nine months ended September 30, 2025, from $35.0 million for the nine months ended September 30, 2024. The increase was primarily attributable to an increase in compensation costs due to an increase in general and administrative headcount.
Gain on Sale of In-Process Research and Development Asset. During the nine months ended September 30, 2025, the Company recognized a gain of $10.0 million for an achieved milestone related to the 2023 sale of the global rights of the legacy Aeglea asset pegzilarginase to Immedica, driven by a favorable reimbursement decision for pegzilarginase in Europe. There was no similar gain or loss during the nine months ended September 30, 2024.
Interest Income. Interest income was $17.7 million and $15.5 million for the nine months ended September 30, 2025 and 2024, respectively. The increase was primarily due to higher investment balances.

Other income, net. Other income, net for the nine months ended September 30, 2025 increased by $61.9 million versus the nine months ended September 30, 2024 primarily driven by changes in the fair value of the CVR liability, which was primarily driven by changes in the likelihood of achievement of certain milestones and receipt of certain cash consideration within the CVR term, changes in estimated reimbursement rates compared to reimbursement target rates, changes in estimated cash flow dates, and an increase in risk-adjusted discount rates, partially offset by time value of money adjustments..
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
Since our inception and through September 30, 2025, we have funded our operations by raising an aggregate of approximately $1.3 billion of gross proceeds from the sale and issuance of convertible preferred stock and common stock, pre-funded warrants, the collection of grant proceeds, and the licensing of our product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East. As of September 30, 2025, we had an accumulated deficit of $1.1 billion. In October 2025, we raised an additional approximately $296.5 million in net proceeds from a public underwritten offering of our common stock.
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
In October 2025, we sold 17,094,594 shares of our common stock in an underwritten public offering, inclusive of 2,229,729 shares pursuant to the full exercise of the underwriters' over-allotment option, under our shelf registration statement on Form S-3 at a price per share of $18.50, resulting in net proceeds of $296.5 million after deducting approximately $19.8 million of underwriting discounts and other offering costs.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash and cash equivalents (used in) provided by:
Operating activities	$(124,674)	$(120,211)
Investing activities	103,935	(182,741)
Financing activities	(3,787)	185,305
Effect of exchange rate on cash and cash equivalents	—	12
Net decrease in cash and cash equivalents	$(24,526)	$(117,635)
Cash Used in Operating Activities
Cash used in operating activities for the nine months ended September 30, 2025 was $124.7 million and primarily reflected a net loss of $92.7 million adjusted for a $10.0 million non-operating gain on sale of in-process research and development and a $42.2 million decrease in the fair value of the CVR liability, partially offset by non-cash expenses of $27.8 million for share-based compensation expense and a $3.7 million change in net operating assets and liabilities driven primarily by timing of payments to vendors.
Cash used in operating activities for the nine months ended September 30, 2024 was $120.2 million and reflected a net loss of $151.7 million. Our net loss was offset in part by non-cash expenses of $35.6 million for share-based compensation expense and a $19.6 million increase in the fair value of the CVR liability, offset by a $15.3 million net change in operating assets and liabilities and $9.0 million in net accretion of discount on marketable securities. The net change in operating assets and liabilities was primarily driven by timing of payments to vendors.
Cash Provided By (Used in) Investing Activities
Cash provided by investing activities for the nine months ended September 30, 2025 was $103.9 million and primarily consisted of $277.4 million in maturities and sales of marketable securities, $7.0 million in proceeds from the sale of in-process research & development asset partially offset by $180.5 million in purchases of marketable securities.
Cash used in investing activities for the nine months ended September 30, 2024, was $182.7 million and primarily consisted of $366.2 million in purchases of marketable securities, partially offset by $183.4 million in maturities and sales of marketable securities.
Cash (Used in) Provided by Financing Activities
Cash used in financing activities for the nine months ended September 30, 2025 was $3.8 million, which primarily consisted of a $5.3 million payment to CVR holders partially offset by $1.6 million proceeds from stock option exercises and sales of common stock under our Employee Stock Purchase Plan.
Cash provided by financing activities for the nine months ended September 30, 2024, was $185.3 million, which primarily consisted of the net proceeds from the issuance of the Series B Preferred Stock in the March 2024 PIPE of $168.9 million, $11.8 million in net proceeds from the issuance of common stock in connection with the ATM, and $6.2 million from proceeds from stock option exercises and sales of Common Stock under our 2016 Employee Stock Purchase Plan and the exercise of pre-funded warrants.
Contingent Contractual Obligations
Through the Asset Acquisition, we received the Option to license certain intellectual property rights related to certain research programs. The exercise of the Option allows for us to enter into an exclusive license agreement with Paragon for the respective research program. Thus far we have exercised the Option and entered into license agreements with respect to SPY001, SPY002, SPY072 and SPY003. Under the terms of each License Agreement, we are obligated to pay Paragon up to $22.0 million based on specific development, regulatory and clinical milestones for the first product under each agreement. As of September 30, 2025, we have incurred a total of $18.0 million of milestone fees out of a total maximum of $66.0 million in potential milestone fees across all License Agreements. As of September 30, 2025, $3.0 million in milestone fees remain outstanding and payable. With respect to the SPY002 and SPY072 License Agreement only, on a product by product basis, we are obligated to pay sublicensing fees of up to approximately $20 million upon the achievement of mostly commercial milestones. As of September 30, 2025, we have incurred $1.7 million of sublicensing fees of which $1.0 million is outstanding and payable.
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
Interest Rate Risk
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in marketable securities. As of September 30, 2025, we held $486.2 million in cash, cash equivalents, and marketable securities, all of which were denominated in U.S. dollars, and consisted primarily of investments in money market funds, commercial paper, U.S. government obligations, and corporate bonds. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and have a low risk profile. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material effect on the total market value of our cash equivalents and marketable securities as of September 30, 2025. To date, we have not experienced a loss of principal on any of our investments and as of September 30, 2025, we did not record any allowance for credit loss from our investments.
Foreign Currency Risk
We are also exposed to market risk related to changes in foreign currency exchange rates as a result of our entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the macroeconomic environment (including financial conditions affecting the banking system and financial institutions), inflation, tariff/trade policy, or global political instability may result in significant changes in exchange rates, and in particular, a weakening of the U.S. dollar relative to foreign currencies may negatively affect our expenses and net income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers. For the nine months ended September 30, 2025, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Inflation Fluctuation Risk
Inflation generally affects us by increasing our costs, such as the cost of labor and research and development contract costs. We do not believe inflation has had a material adverse effect on the results of our operations during the nine months ended September 30, 2025.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures, as of September 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We may be negatively impacted by disruptions at the FDA and other government agencies, including as a result of a government shutdown.
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
As of September 30, 2025, we had $486.2 million of cash, cash equivalents, and marketable securities. We will need to raise additional capital to continue to fund our operations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. For instance, in December 2023, we sold an aggregate of 6,000,000 shares of our common stock and 150,000 shares of our Series B Preferred Stock pursuant to a private placement to certain investors for gross proceeds of approximately $180 million and in March 2024, we sold an aggregate of 121,625 shares of our Series B Preferred Stock pursuant to a private placement to certain investors for gross proceeds of approximately $180 million. Subject to certain beneficial ownership limitations set by each holder of Series B Preferred Stock, each share of Series B Preferred Stock is convertible into an aggregate of 40 shares of our common stock. Following stockholder approval of the Series B Conversion Proposal, 254,958 shares of Series B Preferred Stock automatically converted to 10,198,320 shares of common stock; 16,667 shares of Series B Preferred Stock did not automatically convert due to beneficial ownership limitations and remain outstanding as of September 30, 2025.
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
Risks Related to Discovery, Development and Commercialization

We face competition from entities that have developed or may develop programs for the diseases and/or mechanisms of action targeted by our product candidates.
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
Furthermore, adverse events or disappointing results in clinical trials of third parties, including our competitors developing product candidates that target similar mechanisms of action and/or indications as our product candidates, could reduce expectations regarding the potential success or perceived benefits of any of our programs, increase regulatory scrutiny of our product candidates, decrease confidence of current or potential trial participants and clinical trial collaborators in our investigational programs and/or have a negative impact on collaborations or demand for any product we may develop. These events also could result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of therapies with shared or similar characteristics as ours is unsafe, ineffective or otherwise fails to meet expectations, our product candidates may not be accepted or favored by the general public, the medical community or the investment community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials or may discontinue their participation in our clinical trials. Negative developments could result in reduced probability of success of clinical trials involving our product candidates, challenges enrolling clinical trial participants, greater governmental regulation, stricter labeling requirements, decreased market potential and potential regulatory delays in the testing or approvals of our product candidates.
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
Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our SPY001, SPY002, SPY072 and SPY003 programs, alone or in combination. We are investing a majority of our efforts and financial resources into the research and development of these programs. We initiated a Phase 1 clinical trial in healthy volunteers of SPY001 in June 2024, a Phase 1 clinical trial in healthy volunteers of SPY002 and SPY072 in the fourth quarter of 2024, a Phase 1 clinical trial in healthy volunteers of SPY003 in the first quarter of 2025 and a Phase 2 platform trial of SPY001, SPY002 and SPY003, including combinations, for IBD in the United States and certain other countries beginning with SPY001 in May 2025. We are currently enrolling subjects into the SPY001 and SPY002 arms of Part A of the Phase 2 UC platform trial and plan to initiate subsequent additions of monotherapy and combination arms for our Phase 2 UC platform trial during 2025 and 2026, each subject to regulatory feedback and approval. We initiated a Phase 2 basket trial of SPY072 for RD, including RA, PsA and axSpA, in the United States in September 2025, with initiation expected in certain other countries subject to regulatory feedback and approval. The FDA and/or other regulatory authorities may not agree with our clinical trial designs for our SKYWAY Phase 2 basket trial or with our proposed timing for enrollment or study design of the combination arms of our SKYLINE Phase 2 platform trial. Alignment with regulatory authorities on issues that arise before clinical trials are commenced, during clinical trials or after our clinical trials are completed could result in additional capital expenditures or delays in development that could have a material adverse impact on our business. The success of our programs is dependent on observing longer half-lives of our product candidates in humans and comparable or better safety and efficacy profiles than other mAbs currently marketed or in development. We believe these longer half-lives have the potential to result in more favorable dosing schedules for our product candidates, assuming they successfully complete clinical development and obtain marketing approval. To the extent we do not observe these extended half-lives with favorable safety and efficacy profiles when we dose humans with our product candidates, it would significantly and adversely affect the clinical and commercial potential of our product candidates.

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
From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of nonclinical studies and clinical trials, such as the expected timing for the anticipated completion of our Phase 1 clinical trials in healthy volunteers and topline data from our ongoing Phase 2 clinical trials for IBD and RD, as well as the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control, including positions that may be taken by or requirements of regulatory authorities. If we do not meet these milestones as publicly announced, or at all, the commercialization of our product candidates may be delayed or never achieved and, as a result, our stock price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.
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
We may ultimately discover that our investigational products developed with half-life extension technologies do not possess certain properties required for therapeutic effectiveness and could lead to adverse effects. We currently have only interim Phase 1 clinical data in healthy volunteers or nonclinical data regarding the increased half-life and drug clearance properties of our programs and the anticipated half-life extension and/or drug clearance properties of each of our product candidates may not be seen in participants in our clinical trials. In addition, programs using half-life extension technologies may demonstrate different chemical and pharmacological properties in participants than they do in laboratory studies. This technology and any programs resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways.
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
We cannot be sure that the FDA, or comparable foreign regulatory authority, as applicable, will agree with our clinical development plans. We plan to use the data from our ongoing Phase 1 trials of our SPY001, SPY002, SPY072 and SPY003 programs in healthy volunteers to support Phase 2 trials for IBD, RD and/or other I&I indications. If the FDA and/or comparable foreign regulatory authority requires us to materially modify our proposed trial designs, conduct additional trials or enroll additional participants, our development timelines may be delayed. We cannot be sure that submission of an IND, clinical trial application or similar application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate them. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient nonclinical, toxicology or other in vivo or in vitro data; delays in reaching a consensus with regulatory authorities on trial design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with current and prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; CRO personnel changes which could lead to operational delays or complications; delays in identifying, recruiting and training suitable clinical investigators and their study teams; delays in obtaining required EC/IRB approval at each clinical trial site; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates or other supplies for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice ("GCP") requirements or applicable regulatory guidelines in other countries; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to facilities operated by a CMO and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and third parties being unwilling or unable to satisfy their contractual obligations to us.
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
We plan to pursue development of our investigational products in combination with one or more additional products or investigational products. The development of combination therapies may be more complex than the development of monotherapies and generally requires that sponsors demonstrate the contribution of each investigational product to the claimed effect and the safety and efficacy of the combination as a whole. Regulatory authority requirements for the development of combination therapies may make the design and conduct of clinical trials more complex and/or burdensome, requiring more clinical trial participants and additional time and cost to complete than we plan or anticipate. We also may not be able to meet the FDA’s or comparable foreign regulatory authority's current or future approval standards required for combination therapies or combination products, if we decided to administer or package combinations as a single drug product. For example, under the "combination rule", the FDA may not file or approve a fixed-dose combination product unless each component of a proposed drug product is shown to make a contribution to the claimed effects and the dosage of each component (amount, frequency, duration) is safe and effective for the intended population. To satisfy these requirements, the FDA typically requires a clinical factorial trial, designed to assess the effects attributable to each drug in the combination product. This is particularly true when the ingredients are directed at the same sign or symptom of the disease or condition. The FDA has accepted a variety of approaches to satisfy the combination rule, but the FDA has stated that factorial studies may be unethical (e.g., omitting a drug known to improve survival) or impractical (there may be too many components to conduct a factorial trial, meaning the trial cannot be conducted). The FDA has also stated that it may be possible to use other types of clinical and nonclinical data and mechanistic information available to demonstrate the contributions of the individual active ingredients to the effect of the combination. In addition, combination products may require dose selection for each agent in the combination, which may require more and/or larger groups of participants than single agents. Our clinical trial and research efforts may not satisfy regulators' expectations of adequate exploration of dose ranging required for drug approval. Moreover, the applicable requirements for approval of combinations may differ from country to country.
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
We may experience difficulties in participant enrollment in our current and future clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of participants who remain in the trial until its conclusion. The enrollment of participants will depend on many factors, including:

•the severity of the disease under investigation;
•the participant eligibility and the inclusion and exclusion criteria defined in the protocol;
•the incidence and prevalence of target trial populations under clinical investigation;
•the proximity of participants to trial sites;
•the design of the trial;
•our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•clinicians’ and participants’ perceptions as to the potential advantages of the drug candidate(s) being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;
•our ability to obtain and maintain participant consents;
•our ability to monitor participants adequately during and after treatment;
•the risk that participants enrolled in clinical trials will drop out of the trials before completion or fail to attend scheduled trial visits; and
•factors we may not be able to control, including the impacts of public health crises, which may limit the availability of participants, investigators or their staff, or clinical sites.
In addition, our clinical trials will compete with other clinical trials with product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of participants available to us, because some participants who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of participants who are available for our clinical trials at such clinical trial sites. Additionally, the number of participants required for clinical trials of our programs may be larger than we anticipate. Even if we are able to enroll a sufficient number of participants for our current or future clinical trials, we may have difficulty maintaining participants in our clinical trials. Our inability to enroll or maintain a sufficient number of participants would result in significant delays in completing clinical trials or receipt of marketing approvals, increased development costs or our cessation of one or more clinical trials altogether.
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
Our current and future clinical trials or those of our future collaborators may reveal significant adverse events or undesirable side effects not seen in our clinical and nonclinical studies and may result in a safety profile that could halt clinical development, inhibit regulatory approval or limit commercial potential or market acceptance of any of our product candidates.
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
Our product candidates have mechanisms of action in common with other approved drugs that have been associated with certain adverse reactions in patients. For example, nasopharyngitis, headache, arthralgia, nausea, pyrexia, upper respiratory tract infection, fatigue, cough, bronchitis, influenza, back pain, rash, pruritus, sinusitis, oropharyngeal pain, and pain in extremities are the most common adverse reactions noted with ENTYVIO®, which is in the same drug class as SPY001 and is approved for the treatment of moderately to severely active UC in adults and of moderately to severely active CD in adults. In addition, mAbs targeting TL1A such as our product candidates SPY002 and SPY072 in clinical trials are associated with patient adverse reactions that most commonly include headache, nausea, nasopharyngitis, urinary tract infection, SARS-CoV-2 infection, fever, fatigue, arthralgia, and back pain. Finally, for SKYRIZI®, which is in the same drug class as SPY003 and is approved for the treatment of moderately to severely active UC in adults and of moderately to severely active CD in adults, the most common adverse reactions are upper respiratory infections, headache, arthralgia, injection site reactions, abdominal pain, anemia, pyrexia, back pain, arthropathy, and urinary tract infection in patients with CD and arthralgia, pyrexia, injection site reactions, and rash in patients with UC. Participants in our clinical trials for SPY001, SPY002, SPY072 and SPY003, or combinations thereof, may experience similar or additional adverse reactions such as infections (including rare infections such as tuberculosis or JC virus reactivation, which could lead to multifocal leukoencephalopathy), infusion-related reactions, other hypersensitivity reactions (including injection site reactions and delayed hypersensitivity reactions), and hepatotoxicity, as has been observed with other biologics, including those with similar mechanisms of action.

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
The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates, including SPY001, SPY002, SPY072 and SPY003, alone or in combination, we must demonstrate through lengthy, complex and expensive nonclinical studies and clinical trials that our product candidates are both safe and effective for each targeted indication. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Further, our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication; the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval; serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates; we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials; the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of a Biologics License Application ("BLA") or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials; the FDA or the applicable foreign regulatory authority may disagree regarding the formulation, labeling and/or the specifications of our product candidates; the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval. In addition, the FDA and comparable foreign regulatory authorities may undergo leadership changes, change their policies, issue additional regulations or revise existing regulations, or take other actions, such as those implemented by the Department of Government Efficiency, which may impact our clinical development plans or prevent or delay approval of our programs under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals and increase the costs of compliance.
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
Even if we receive regulatory approval of our product candidates, we will be subject to extensive ongoing post marketing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with post marketing regulatory requirements or experience unanticipated problems with our product candidates.
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
Disruptions at the FDA and other government agencies, including as a result of the government shutdown, could negatively affect the review of our regulatory submissions, which could negatively impact our business.
The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including the government shutdown as well as statutory, regulatory and policy changes, inadequate government budget funding levels or a reduction in the FDA’s workforce and its ability to hire and retain key personnel, disruptions caused by government shutdowns and public health crises. There have been mass layoffs of federal employees since the start of the current presidential administration in January 2025, the full impact of which is unclear at this time. Such disruptions could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the presidential administration has made and is expected to continue to make changes in the leadership of various U.S. federal regulatory agencies and changes to U.S. federal government policy that have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the FDA.
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
We have utilized and plan to continue to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, contract testing labs and strategic partners, to conduct and support our nonclinical studies and clinical trials under agreements with us. We will rely heavily on these third parties over the course of our nonclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these nonclinical studies and clinical trials and the management of data developed through nonclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with good laboratory practice ("GLP"), GCP and GVP regulations, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our programs in clinical development. If we or any of these third parties fail to comply with applicable GLP, GCP and GVP regulations, the nonclinical and clinical data generated in our nonclinical studies and clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional nonclinical and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our nonclinical studies and clinical trials comply with GLP, GCP and GVP regulations. In addition, our clinical trials must be conducted with products produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat nonclinical studies and clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
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
We are a clinical stage biotechnology company with a limited operating history, and, as of September 30, 2025, we had 95 employees. We have been and will continue to be highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any such officers and other principal members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
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
We may in the future experience disruptions as a result of such macroeconomic conditions, including delays or difficulties in initiating or expanding clinical trials and manufacturing or shipping sufficient quantities of materials. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition. For example, our business may be generally exposed to the impact of political or civil unrest or military action. While we do not have any employees or offices in Ukraine, Russia or countries in the Middle East, including Israel, we do have third-party partners with locations in Europe and the Middle East, which may be affected by the ongoing conflicts affecting such countries. In addition, we are pursuing sites for our Phase 2 platform trial in Israel and Ukraine. These sites may be materially impacted by the increasing military conflicts in Europe and the Middle East, could result in difficulties enrolling and retaining participants and/or delivering drug samples in such areas on schedule and cause delay in our clinical trials and/or increase trial costs. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic or political climate and financial market conditions could adversely impact our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Trading Plans
During the fiscal quarter ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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
Date: November 4, 2025

Spyre Therapeutics, Inc.

By:	/s/ Scott Burrows
Scott Burrows
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)