Form 10-K
period 2025-12-31
Spyre Therapeutics, Inc.
filed 2026-02-19
CIK 1636282

re

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________________________________
FORM 10-K
_________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2025 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $14.97 of the Registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $1.1 billion.
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2026
Common stock, $0.0001 par value per share	78,540,164 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2026 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the end of the Registrant’s 2025 fiscal year and is incorporated by reference into Part III of this Report.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Annual Report other than statements of historical fact, including statements regarding any future payouts under our contingent value rights ("CVRs") issued in connection with the Asset Acquisition (as defined herein); our ability to achieve the expected benefits or opportunities and related timing with respect to our acquisition of the assets of Spyre Therapeutics, Inc. ("Pre-Merger Spyre") (the "Asset Acquisition"); our future results of operations and financial position; our business strategy, including our ability to develop best-in-class therapeutics for inflammatory bowel disease (IBD), rheumatoid arthritis (RA), psoriatic arthritis (PsA), axial spondyloarthritis (axSpA) and other immune-mediated diseases that meaningfully improve both efficacy and convenience compared to today's standard of care and our ability to develop first-in-class therapeutics for rheumatic diseases (RD); our plans to expand the development of our product candidates, including SPY002, to indications beyond IBD and RD; the potential consistency of the SPY001, SPY002, SPY072 and SPY003 Phase 1 trial final data readouts with previously disclosed data for our programs; the planned induction and maintenance dosing regimen for SPY001 and our other product candidates, including the potential for a Q3M-Q6M dosing profile; the potential for increased or accelerated efficacy; potential alignment with regulatory authorities and anticipated regulatory submissions; expected timing for regulatory feedback; the length of time that we believe our existing cash resources will fund operations; estimated market sizes and potential growth opportunities; expected competitors and competing products; our nonclinical and clinical development activities, including clinical trial designs, submission of investigational new drug ("IND") applications and biologics license applications ("BLA"), as well as foreign equivalents, our plans for and timing of cohort initiation and data readouts for the ongoing SKYWAY Phase 2 basket trial and SKYLINE Phase 2 platform trial, enrollment of clinical trials, the inclusion of each rational combination in Part B of the SKYLINE-UC Phase 2 platform trial and the number of data readouts expected to be delivered in 2026 and 2027, and related regulatory feedback; the potential efficacy, tolerability, convenience, commercial viability and safety profile of our product candidates, including in combinations; the potential therapeutic benefits and economic value of our product candidates as monotherapies or in combinations and their extended half-life; our ability to provide anticipated readouts ahead of any disclosed bispecific approaches against our targets; expectations regarding our intellectual property portfolio, including our current and future patents and patent applications; use of net proceeds from our public offerings; the expected impact of macroeconomic conditions, including inflation, increasing interest rates and volatile market conditions, current or potential bank failures, as well as global events, including the ongoing military conflict in Ukraine, conflict between Israel and various other parties, recent events in Venezuela, geopolitical tensions between the United States and other countries, including China, on our operations, and the implementation of tariffs, sanctions, export or import controls, and other measures that restrict international trade by the United States, China or other governments; and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
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
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-

looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law. You should read this Annual Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.
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

PART I
ITEM 1. BUSINESS
Company Overview

Spyre Therapeutics, Inc. (NASDAQ: SYRE) is a clinical-stage biotechnology company pioneering long-acting antibodies and antibody combinations to redefine the standard of care for inflammatory bowel disease (“IBD”) and rheumatic diseases. Spyre’s pipeline includes extended half-life antibodies targeting α4β7, TL1A, and IL-23 in development as monotherapies and pair-wise combinations.
Our Strategy
Our goal is to develop next-generation therapeutics to redefine the standard of care for the treatment of IBD and other immune-mediated diseases, relying on three strategic pillars:
•Advancing a portfolio of next-generation monotherapies - novel antibody candidates engineered for optimized potency, selectivity, and pharmacokinetics ("PK") against validated IBD targets
•Evaluating paradigm-changing IBD combinations - fixed-dose-combinations of our engineered investigational antibodies designed to enable superior efficacy, safety, and convenience
•Expansion of our anti-TL1A program into additional indications - pipeline-in-a-product potential in diseases with first-in-class and best-in-class opportunity, starting with rheumatoid arthritis ("RA"), psoriatic arthritis ("PsA"), and axial spondyloarthritis ("axSpA")
Next-generation monotherapies
Our next-generation monotherapy antibody candidates targeting α4β7, TL1A, and IL-23 are engineered to match or exceed the potency of comparator first generation molecules (Figure 1), maintain selectivity, incorporate Fc domain modifications called YTE substitutions in order to increase pharmacokinetic half-life (Figure 2), and are formulated as high-concentration, citrate-free formulations. Combined, these attributes have the potential to enable quarterly or twice annual subcutaneous ("SC") maintenance dosing, and have upside potential to increase or accelerate efficacy via increasing PK exposures, based on published exposure-response or dose-response relationships for each mechanism in IBD.
Figure 1. Potency of SPY001, SPY002, and SPY003 compared to first-generation in-class molecules
Source: Data on file. Potency refers to in vitro potency: SPY001 assay reports inhibition of cells expressing a4b7 binding to MAdCAM-1. SPY002 assay reports inhibition of TL1A-induced apoptosis in TF-1 cells. SPY003 assay reports inhibition of cellular STAT3 signaling. Vedolizumab, tulisokibart, and risankizumab are synthesized comparator antibodies.

Figure 2. Increased pharmacokinetic half-life of SPY001, SPY002, and SPY003 compared to first-generation in-class molecules

SPY001 PK simulation based on PK data as of 03/19/2025 cutoff; SPY002 PK simulation based on PK data from 5/31/2025 cutoff; SPY003 PK simulation based on PK data from 9/15/2025 cutoff. Vedolizumab, Afimkibart, and Risankizumab simulations based on published data (Rosario, M, et. al. (2015); Danese, Silvio, et al. (2024); Thakre, Neha et. al. (2024)); no head-to-head clinical trials have been conducted. Concept image of drug delivery device shown for illustrative purposes only.

Paradigm-changing IBD combinations
Each of our next-generation monotherapy antibody candidates was selected for its attractive risk-benefit profile in preclinical development and targets distinct pathways involved in the pathogenesis of IBD, with the goal of developing pairwise combination therapies. The benefits of co-administration of two targeted therapies in IBD were previously demonstrated by a third-party clinical trial where combination treatment with an anti-TNF antibody and an anti-IL-23 antibody resulted in approximately additive efficacy (47% clinical remission for the combination vs. 25% and 24% for each of the monotherapy agents, Figure 3). Spyre's portfolio of investigational combination therapies has unique potential to deliver products with superior efficacy, safety, and convenience compared to the other combination products in clinical development in IBD.
Figure 3. Third-party demonstration of combination therapy in IBD

VEGA combination study • Ulcerative colitis

~Additive absolute W12 mMS clinical remission rates

Δ+22%
47%
22%
25%
25%
24%
Anti-TNF
(Golimumab)
Anti-IL-23
(Guselkumab)
Combination

Source: Feagan, B. G. et al. Lancet Gastroenterol. Hepatol. 8, 307–320 (2023). mMS=modified mayo score

Anti-TL1A indication expansion
TL1A has been implicated in a wide range of human diseases beyond IBD based on genetic, translational, and/or preclinical data, including diseases within but not limited to: rheumatic diseases such as RA, PsA, and axSpA, as well as systemic sclerosis-interstitial lung disease, asthma, pulmonary sarcoidosis, psoriasis, hidradentis suppurativa, and atopic dermatitis. Among these diseases, multiple publications support anti-TL1A as a potential treatment option for rheumatic disease, with further validation from in-house in vivo experiments:
•TL1A is elevated in RA, PsA, and axSpA patients relative to healthy controls and increases with disease duration and severity (Figure 4)
•TL1A administration exacerbates arthritis in murine models of arthritis and administration of anti-TL1A antibodies reduces arthritis
•TL1A blockade using Spyre's anti-TL1A antibodies matched or exceeded the efficacy of anti-TNF treatment in a collagen induced rat model of arthritis
•Robust anti-TL1A activity further replicated in mouse models of arthritis and match the efficacy of anti-TNF (Figure 5)
•Additionally, anti-TL1A treatment led to comparable improvements in psoriatic skin lesions in mouse IMQ model as anti-IL-23 and anti-TNF (Figure 6)
If successful in development and in obtaining regulatory approval, SPY072's projected quarterly to twice-annual subcutaneous dosing in a single autoinjector has the potential to be the first-in-class and best-in-class anti-TL1A for these rheumatic diseases and represents an attractive opportunity to meaningfully expand the value of our portfolio.
Figure 4. Upregulation of TL1A in RA, PsA, and axSpA relative to healthy controls
Spyre analysis of RA-MAP, Li, Sifang, et al. BMC Musculoskeletal Disorders 25.1 (2024), and Johnsson, Hanna, et al. Arthritis Research & Therapy. ** P≤0.01, *** P ≤0.001, **** P ≤0.0001. Unpaired tailed t-test used for RA and axSpA analysis, One-way ANOVA used in PsA. RA=rheumatoid arthritis; PsA=psoriatic arthritis; axSpA=axial spondyloarthritis; HC=healthy controls.

Figure 5. TL1A blockade matched or exceeded the efficacy of anti-TNF in rodent models of arthritis

Source: Data on file. **** P ≤0.0001

Figure 6. Anti-TL1A treatment improved IMQ-induced psoriatic skin lesions in mice with comparable efficacy to anti-IL-23 and anti-TNF
Source: Data on file. **** P ≤0.0001

Inflammatory Bowel Disease
IBD is a chronic condition characterized by inflammation within the gastrointestinal tract. It encompasses two main disorders: ulcerative colitis ("UC") and Crohn's disease ("CD"). UC primarily affects the colon and the rectum. Inflammation occurs in the innermost lining of the colon. Symptoms include bloody diarrhea, abdominal pain, bowel urgency, and frequent bowel movements. CD can affect any part of the gastrointestinal tract, from the mouth to the anus. It is characterized by inflammation that extends through multiple layers of the bowel wall. Symptoms include abdominal pain, diarrhea, weight loss, fatigue, and complications such as strictures or fistulas. Both conditions can significantly impact patients’ quality of life in terms of physical health, emotional well-being, and the unpredictability of symptom onset.
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
Despite available treatments, there remain substantial unmet needs in IBD management, including:
•Inadequate response or loss of response to existing therapies;
•Side effects and safety concerns associated with long-term medication use;
•Limited options for patients with refractory or severe disease; and
•Poor adherence to frequent and/or inconvenient dosing regimens.
Rheumatoid Arthritis
RA is a chronic inflammatory autoimmune condition that primarily affects the joints. It is characterized by pain, stiffness and swelling of one or more joints and can progress from mild swelling of the joints in early stages to severe deformations of the feet, ankles, and hands in late/severe stages. RA is thought to arise from an aberrant immune response to modified proteins in mucosal tissue and the synovium, driven by genetic risk factors and environmental stressors. RA affects more than 1.5 million individuals in the U.S., with stable-to-increasing incidence of ~40 per 100,000 individuals. Despite several advanced treatment options, a significant number of people living with RA continue to suffer from active disease. Today’s treatments are associated with many challenges, including low rates of remission, loss of response, and a high frequency of injections that may lead to poor compliance.

Psoriatic Arthritis
PsA is a chronic inflammatory autoimmune condition that typically affects both the joints and skin. It is characterized by pain, stiffness, and swelling of one or more joints and can progress from mild swelling of the joints in early stages to severe deformations of the joints in late/severe stages. Other characteristics can include psoriasis (PsO; scaly patches on the skin and/or nail discoloration and pitting), dactylitis (swollen fingers and toes), and spondylitis (painful inflammation in the spine). PsA is thought to arise from genetic and environmental triggers, though the pathogenesis is multifactorial and not well understood. PsA affects approximately 0.8 million individuals in the U.S., with estimates suggesting that up to 15% of PsO patients may have undiagnosed PsA. Despite several advanced treatment options, a significant number of people living with PsA continue to suffer from active disease. Today’s treatments are associated with many challenges, including inability to adequately address both joint and skin symptoms, loss of response, and a high frequency of injections that may lead to poor compliance.
Axial Spondyloarthritis
AxSpA is a chronic inflammatory autoimmune condition that primarily affects the axial skeleton (spine), with radiographic and non-radiographic subtypes. It is characterized by persistent back pain, stiffness, fatigue, joint stiffness, and frequent occurrence of extra-articular manifestations, such as anterior uveitis, IBD, and psoriasis. AxSpA is thought to arise when biomechanical stress, genetics, environmental triggers, and other factors lead to overactivation of the immune system in the spine. AxSpA affects an estimated 3 million individuals in the U.S., though only approximately 1 million of those are diagnosed. Despite some advanced treatment options, a significant number of people living with axSpA continue to suffer from active disease.

Today’s treatments are associated with many challenges, including incomplete / loss of response, lack of MOAs to cycle through, and a high frequency of injections that may lead to poor compliance.
Our Portfolio
We are advancing a pipeline of monoclonal antibodies (“mAbs”) for the treatment of IBD and other immune-mediated diseases. The following table (Figure 7) summarizes our pipeline and development strategy, including our SKYLINE Phase 2 platform trial evaluating SPY001, SPY002, SPY003, and pairwise combinations thereof in patients with moderately to severely active UC and our SKYWAY basket trial evaluating SPY072 in three rheumatic diseases: RA, PsA, and axSpA:
Figure 7. Spyre portfolio

SKYLINE Phase 2 Platform Trial in UC
In May 2025, we initiated our SKYLINE Phase 2 platform trial evaluating SPY001, SPY002, SPY003, as well as pairwise combinations thereof (six investigational agents in total), in patients with moderately to severely active UC (Figure 8). The trial consists of two parts:
•Part A: Open-label assessment of the safety and preliminary efficacy of a single dose level of each investigational monotherapy, with induction data expected to begin reading out in Q2 2026.
•Part B: Randomized and placebo-controlled assessment of the safety and efficacy of monotherapies and combinations, designed to provide dose-ranging data on monotherapies, proof-of-concept and contribution of components for combinations, with induction data expected in 2027.
SKYLINE is currently enrolling subjects into Part A of the trial, with Part B expected to begin enrolling after all Part A arms complete enrollment.
Figure 8. SKYLINE trial design
mMS=modified mayo score; RHI=Robarts Histopathology Index; HEMI=Histo-Endoscopic Mucosal Improvement; P=primary endpoint; S=secondary endpoint. Initiation of each cohort subject to regulatory clearance.

SKYWAY Phase 2 Basket Trial in Rheumatic Diseases (RA, PsA, axSpA)

In September 2025, we initiated our SKYWAY Phase 2 randomized and placebo-controlled basket trial of SPY072 in patients with moderately to severely active RA, PsA, or axSpA (Figure 9). The trial consists of three sub-studies:

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

Topline proof-of-concept data for all three indications are expected in Q4 2026.

Figure 9. SKYWAY trial design

RF=rheumatoid factor; ACPA= Anti-citrullinated protein antibodies; cs/b/tsDMARD=conventional synthetic, biologic, or targeted synthetic disease modifying antirheumatic drugs; BASDAI=Bath Ankylosing Spondylitis Disease Activity Index; P=primary endpoint; S=secondary endpoint; E=exploratory endpoint. IR=inadequate response

SPY001 – anti-α4β7 mAb
SPY001 is a highly potent, highly selective, and humanized monoclonal immunoglobulin G1 investigational antibody designed to bind selectively to the α4β7 integrin being developed for the treatment of IBD (UC and CD). The α4β7 integrin is a protein found on the surface of immune cells. This integrin regulates the migration of immune cells to the gut where they contribute to the inflammatory process in IBD. By selectively binding to the α4β7 integrin, SPY001 is designed to prevent the interaction of these immune cells with MAdCAM-1, a molecule expressed on endothelial cells lining the blood vessels in the gut. By blocking the interaction between α4β7 integrin and MAdCAM-1, SPY001 aims to reduce the recruitment of immune cells to the gut, leading to a decrease in inflammation. Since it specifically targets the gut immune system, SPY001 is designed to minimize systemic immunosuppressive effects unrelated to IBD pathology.
SPY001 demonstrates similar potency and selectivity as synthesized vedolizumab in preclinical in vitro models including surface plasmon residence and cellular adhesion assays. We initiated a first-in-human ("FIH") Phase 1 trial for SPY001 in June 2024. The SPY001 Phase 1 trial was a double blind, placebo-controlled trial in healthy volunteers consisting of a single-ascending dose ("SAD") component and a multi-ascending dose ("MAD") component. The trial enrolled 56 healthy adult participants into five SAD cohorts and two MAD cohorts in the main portion of the trial. The primary endpoint was safety, with PK and anti-drug antibodies ("ADA") serving as secondary endpoints. Additional cohorts were added to the trial to evaluate PK in healthy volunteers of various ethnicities to facilitate subsequent global clinical trials.
Interim results were initially presented in November 2024, with additional data presented in May 2025 with up to eight months of follow up. To date, SPY001 has demonstrated a favorable safety profile across all dose groups, a meaningfully differentiated PK profile supporting potential quarterly or twice annual maintenance dosing, and rapid, complete saturation of α4β7 receptors beyond six months with a single dose of 600mg. Based on these results, SPY001 was advanced into the SKYLINE Phase 2 platform clinical trial.

SPY002 and SPY072 – anti-TL1A mAbs

For our anti-TL1A program, we nominated two highly potent, highly selective, and fully human mAb candidates designed to bind to tumor necrosis factor-like ligand 1A (“TL1A”). SPY002 (formerly SPY002-091) is being developed for the treatment of IBD (UC and CD) and SPY072 (formerly SPY002-072) is being developed for the treatment of RD.

TL1A is a protein that plays a role in regulating the immune system and is elevated in gut tissue of individuals with IBD and serum or synovial tissue of individuals with RA, PsA, and axSpA. TL1A interacts with its receptor, death receptor 3 (“DR3”), which is expressed in various immune cells, including T cells and fibroblast-like synoviocytes. This interaction triggers signaling pathways that contribute to inflammation and joint injury in RD, leading to symptomology, such as pain and swelling. SPY002 and SPY072 have been designed to block the interaction between TL1A and DR3, and thereby inhibit the downstream signaling events to dampen the inflammatory response. By neutralizing TL1A, we believe that SPY002 and SPY072 have the potential to modulate the immune response in IBD and rheumatic disease patients, potentially reducing disease activity.

SPY002 and SPY072 bind and inhibit TL1A with subnanomolar potency in preclinical cellular assays. We initiated FIH Phase 1 trials for SPY002 and SPY072 in the fourth quarter of 2024. The Phase 1 trials were each double blind, placebo-controlled evaluations in healthy volunteers, consisting of five SAD cohorts. Each trial enrolled 40 healthy adult participants across the five SAD cohorts in the main portion of the trial. The primary endpoint is safety, with PK and ADAs serving as secondary endpoints, and PD markers as exploratory endpoints. Phase 1 trial enrollment is complete.

Phase 1 data were presented in June 2025 and October 2025, with up to 24-weeks of follow up. To date, SPY002 and SPY072 have demonstrated favorable safety profiles, meaningfully differentiated PK profiles supporting potential quarterly or twice annual maintenance dosing, and complete suppression of free TL1A through up to 20-24 weeks at single 100mg doses. Based on these results, SPY002 has advanced to the SKYLINE Phase 2 platform trial and SPY072 has advanced to the SKYWAY Phase 2 basket trial.

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

Interim Phase 1 data were disclosed in November 2025, and additional data were presented in February 2026 with up to 20 weeks of follow-up, demonstrating that SPY003 exhibited a favorable safety profile and a meaningfully differentiated PK profile supporting quarterly or twice annual maintenance dosing. Based on these results, SPY003 was advanced to the SKYLINE Phase 2 platform trial.

SPY120 - combination, anti-α4β7 and anti-TL1A mAbs

SPY120 combines SPY001 (anti-α4β7) and SPY002 (anti-TL1A) antibodies, pairing two complementary mechanisms studied in third-party clinical trials targeting non-overlapping sites of action.

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

These preclinical data, in addition to our positive interim Phase 1 results for SPY001 and SPY002, support the advancement of SPY120 into Part B of the SKYLINE Phase 2 platform trial.

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

Employees and Human Capital Resources
As of December 31, 2025, we had 102 employees, all of whom were employed full time. We also engage temporary employees and consultants to augment our existing workforce. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.
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
Commercial
Should any of our product candidates be approved for commercialization, we intend to develop a plan to commercialize them in the United States and other key markets, through internal infrastructure and/or external partnerships in a manner that will enable us to realize the full commercial value of our product candidates. In January 2026 we hired our first Chief Commercial Officer, but given our stage of development, we have not yet established a robust commercial organization or distribution capabilities.
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
On December 18, 2025, President Trump signed the Fiscal Year 2026 National Defense Authorization Act, which includes the BIOSECURE Act. The BIOSECURE Act prohibits federal departments and agencies from contracting with or providing loans or grants to any entity where the biotechnology equipment or services of a designated "biotechnology company of concern" ("BCOC") would be used in the performance of that contract, grant, or loan. Generally, a BCOC is a biotechnology company that is subject to the jurisdiction, direction, control, or operates on behalf of a foreign adversary's government and poses a risk to the national security of the U.S. BCOCs include entities listed on the Department of Defense Section 1260H list of "Chinese military companies" and additional entities to be designated through an interagency process led by the Office of Management and Budget ("OMB"). OMB has not yet identified any BCOCs. We are in the process of creating manufacturing capabilities with third parties outside of China, including within the United States, and have taken several measures to strengthen our supply chain in the event that our manufacturers are impacted. Among other things, we intend to establish domestic inventory of key materials and are accelerating our clinical resupply campaigns to ensure we have a sufficient stockpile of drug substance. We will also continue to closely monitor geopolitical risk and implement additional mitigations and supply chain redundancies, as needed. See the risk factors entitled “We may be negatively impacted by changes in law or other policy, including healthcare reform initiatives,” and “We currently rely, and plan to rely in the future, on third parties to conduct and support our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.”
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
Intellectual Property

Overview

We strive to protect the proprietary programs and technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our programs, their methods of use, related technologies, diagnostics, and other inventions.

Patent Rights Relating to Our Anti-α4β7 Program

As of January 31, 2026, we exclusively license or owned four patent families directed to antibodies that target integrin receptor α4β7, including SPY001, pharmaceutical formulations and compositions, and methods of using those antibodies. The first patent family is directed to compositions of matter including SPY001, method of treatment and dosing regimen and includes 2 U.S granted patents and patent applications filed in the U.S. and in foreign jurisdictions including Europe, Japan, and China. We would expect these patents upon issuance to expire in 2044, absent any applicable patent term extensions. The second patent family is directed to methods of using SPY001 and includes an international (PCT) patent application. If the PCT patent application is pursued in the U.S. or any foreign jurisdictions and matures into one or more issued patents, we would expect those patents to expire in 2045, absent any applicable patent term extensions. The third patent family is directed to pharmaceutical formulations containing SPY001 and includes a PCT patent application. If the PCT patent application is pursued in the U.S. or any foreign jurisdictions and matures into one or more issued patents, we would expect those patents to expire in 2045, absent any applicable patent term extensions. The fourth patent family is directed to other α4β7 antibody compositions and includes a U.S. patent application and a PCT patent application. If the PCT patent application is pursued in any foreign jurisdictions and matures into one or more issued patents, and if the US patent application matures into a U.S. patent, we would expect those patents upon issuance to expire in 2044, absent any applicable patent term extensions.

Patent Rights Relating to Our Anti-Tl1A Program

As of January 31, 2026, we exclusively license or own ten patent families directed to antibodies that target TL1A, including SPY002 and SPY072, and methods of using those antibodies. The first patent family is directed to SPY002 and SPY072 compositions of matter and includes 2 U.S. granted patents, and a PCT patent application. If the PCT application is pursued in any foreign jurisdictions and matures into one or more issued patents, we would expect those patents upon issuance to expire in 2044, absent any applicable patent term extensions. The second patent family is directed to composition comprising other anti-TL1A antibody compositions and includes applications filed in the U.S., Europe, Japan, and China. If Spyre pursues the U.S. or any foreign jurisdictions and it matures into one or more issued patents, we would expect those patents upon issuance to expire in 2044, absent any applicable patent term extensions. The next six patent families are directed to methods of using SPY002 and SPY072 and includes six PCT patent applications. If these PCT patent applications are pursued in the U.S. and any foreign jurisdictions and mature into one or more issued patents, we would expect those patents upon issuance to expire in 2046, absent any applicable patent term extensions. The remaining two patent families are directed to SPY002 and SPY072 compositions and as of January 31, 2026, each family includes two provisional patent applications. If these provisional applications are pursued non-provisionally and mature into one or more issued patents, we would expect those patents upon issuance to expire in 2046, absent any applicable patent term extensions.

Patent Rights Relating to Our Anti-IL-23 Program

As of January 31, 2026, we exclusively license or own two patent families directed to antibodies that target IL-23, including SPY003, and methods of using those antibodies and formulations thereof. The first patent family is directed to compositions of matter including SPY003 and includes a U.S. patent application and a PCT patent application. If the PCT patent application is pursued in any foreign jurisdictions and matures into an issued patent or the Argentina or Taiwan applications are pursued and mature into one or more issued patents, we would expect those patents upon issuance to expire in 2045, absent any applicable patent term extensions. The second patent family is directed to pharmaceutical formulations and compositions including SPY003 and as of January 31, 2026, includes one provisional application. If the provisional application is pursued non-provisionally and matures into one or more issued patents, we would expect those patents upon issuance to expire in 2046, absent any applicable patent term extensions.

Patent Rights Relating to Our Combination Programs

As of January 31, 2026, we own four patent families directed to combinations of SPY001, SPY002, and SPY003. The first patent family is directed to methods of treatment with a combination of SPY001 and SPY002 (SPY120) and includes a PCT patent application. If the PCT application is pursued in the U.S. or any foreign jurisdictions and matures into one or more issued patents, we would expect those patents upon issuance to expire in 2045, absent any applicable patent term extensions. The second patent family is directed to methods of treatment with a combination of SPY001 and SPY003 (SPY130) and includes, as of January 31, 2026, one provisional application. If this provisional application is pursued non-provisionally and matures into one or more issued patents, we would expect those patents upon issuance to expire in 2046, absent any applicable patent term extensions. The remaining two patent families are directed to methods of treatment with a combination of SPY002 and SPY072 and SPY003 (SPY230) and as of January 31, 2026, each family includes two provisional patent applications. If these provisional applications are pursued non-provisionally and mature into one or more issued patents, we would expect those patents upon issuance to expire in 2046, absent any applicable patent term extensions.

Other IP Rights

In addition to patents, we rely upon unpatented trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and know-how can be difficult to protect. We seek to protect our proprietary information, in part by executing confidentiality agreements with our collaborators and scientific advisors, and non-competition, non-solicitation, confidentiality and invention assignment agreements with our employees and consultants. We have also executed agreements requiring assignment of inventions with selected scientific advisors and collaborators. The confidentiality agreements we enter into are designed to protect our proprietary information and the agreements or clauses requiring assignment of inventions to us are designed to grant us ownership of technologies that are developed through our relationship with the respective counterparty. We cannot guarantee, however, that we have executed such agreements with all applicable counterparties, that such agreements will not be breached, or that these agreements will afford us adequate protection of our intellectual property and proprietary rights. For more information, see the section entitled “Risk Factors - Risks Related to Our Intellectual Property”.

Trademark Rights Relating to the Spyre Therapeutics Name and Logo

As of January 31, 2026, we own trademark registrations for the Spyre name and name plus logo for research and development services of new pharmaceutical products in Australia, China, Europe, and the UK.
Paragon Agreement
In May 2023, Pre-Merger Spyre entered into the Paragon Agreement with Paragon and Parapyre. Pursuant to the Paragon Agreement, we received the option to license the intellectual property rights related to four research programs (collectively, the "Option") from Paragon in accordance with a license agreement to be entered into following each exercise of the Option.
On July 12, 2023, December 14, 2023 and June 5, 2024, we exercised our Option available under the Paragon Agreement with respect to the SPY001, SPY002 and SPY003 research programs, respectively. In May 2024, we signed license agreements with Paragon for rights to royalty-bearing, world-wide, exclusive licenses to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting ɑ4β7 integrin (SPY001 program) (the "SPY001 License Agreement") and TL1A (SPY002 program) (the "SPY002 License Agreement") and, in October 2024, we signed a license agreement for rights to a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting IL-23 (SPY003 program) (the "SPY003 License Agreement" and, together with the SPY001 License Agreement and the SPY002 License Agreement, the "License Agreements") in the field of IBD. The SPY003 License Agreement was subsequently amended and restated in February 2025 to, among other things, clarify each party's rights and obligations with respect to license exclusivity and patent prosecution and correct certain clerical errors. The Option with respect to one additional program remains unexercised under the Paragon Agreement.
Under the terms of each License Agreement, we are obligated to pay Paragon up to $22.0 million upon the achievement of specific development, regulatory and clinical milestones for the first product under each agreement, respectively, that achieves such specified milestones, including a milestone payment of $5 million upon the first dosing of a human patient in a Phase 3 trial. With respect to the SPY002 License Agreement only, on a product by product basis, we are obligated to pay sublicensing fees of up to approximately $20 million upon the achievement of mostly commercial milestones. Subject to the execution of the Option with respect to the remaining research program, we expect to be obligated to make similar payments upon and following the execution of a license agreement with respect to such research program.
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

We are aware of several companies with product candidates in development for the treatment of patients with IBD, including Merck’s tulisokibart, Roche/Roivant’s afimkibart, and Sanofi/Teva’s duvakitug TL1A antibodies; additional IL-23/IL-23Rs including icotrokinra (Johnson & Johnson) and picankibart (Innovent); oral anti-integrin agents including Lilly’s MORF-057, and Gilead’s GS-1427; PDE4 inhibitor PALI-2108 (Palisade Bio); multispecifics including PF-07261271 targeting TL1A and IL-12/23 (Pfizer and Roche), SOR102 targeting TNF and IL-23 (Sorriso), HXN-1002 targeting α4β7 and TL1A (Sanofi/Earendil), HXN-1003 targeting TL1A and IL-23 (Sanofi/Earendil), SIM0709 targeting TL1A and IL-23 (Simcere and Boehringer Ingelheim) and XmAb412 targeting TL1A and IL-23 (Xencor).

If approved for the treatment of patients with moderate-to-severe RA, SPY072 would compete with TNF antibodies including Humira (AbbVie), Cimzia (UCB), Enbrel (Amgen), Remicade (Johnson & Johnson), and Simponi (Johnson & Johnson); T-cell activation inhibitor Orencia (Bristol Myers Squibb); IL-6R antibodies Actemra (Roche) and Kevzara (Sanofi); CD20 antibody Rituxan (Roche); IL-1R antibody Kineret (Sobi); and JAK inhibitors including Xeljanz (Pfizer), Rinvoq (AbbVie), and Olumiant (Lilly). Our products would also compete with biosimilars or generics, either currently approved or in development, to many of these products.

We are aware of several companies with product candidates in development for the treatment of patients with RA, including Merck’s tulisokibart and Roche/Roivant’s afimkibart TL1A antibodies; Anaptys’ rosnilimab, Johnson and Johnson’s JNJ-4703, and Gilead’s GS-0151 PD-1 agonists; RIPK1 inhibitors including Lilly’s ocadusertib; additional TNF inhibitors including Zenas’ ZB002 half-life extended antibody and Sanofi’s oral small molecule balinatunfib; BTLA agonist GS-0272 (Gilead); Treg cell therapy SBT-77-7101 (Sonoma Biotherapeutics); MC1/3 agonist resomelagon/AP1189 (Synact Pharma); bispecific fusion proteins including plamotamab/XmAb-13676 (Xencor); and IL-1α/β inhibitors including a lutikizumab and ravagalimab combination (AbbVie).

If approved for the treatment of patients with moderate-to-severe PsA, SPY072 would compete with TNF antibodies including Humira (AbbVie), Cimzia (UCB), Enbrel (Amgen), Remicade (Johnson & Johnson), and Simponi (Johnson & Johnson); T-cell activation inhibitor Orencia (Bristol Myers Squibb); IL-17 antibodies Cosentyx (Novartis), Taltz (Lilly), and Bimzelx (UCB); CD20 antibody Rituxan (Roche); IL-12/23 antibody Stelara (Johnson & Johnson); IL-23 antibodies Skyrizi (AbbVie) and Tremfya (Johnson & Johnson); PDE4 antibody Otezla (Amgen); and JAK inhibitors including Xeljanz (Pfizer) and Rinvoq (AbbVie). Our products would also compete with biosimilars or generics, either currently approved or in development, to many of these products.

We are aware of several companies with product candidates in development for the treatment of patients with PsA, including TYK2 inhibitor Sotyktu (Bristol Myers Squibb); IL-23 antibodies including icotrokinra (Johnson & Johnson) and tildrakizumab (Sun Pharma); IL-17A/F nanobody sonelokimab (MoonLake); and multiple combination trials including a Tremfya (IL-23) and Simponi (TNF) combination (Johnson & Johnson), a lutikizumab (IL-1α/β) and Skyrizi (IL-23) combination (AbbVie), and a Taltz (IL-17) and Zepbound (GIP/GLP-1 receptor agonist) combination (Lilly).

If approved for the treatment of patients with moderate-to-severe axSpA, SPY072 would compete with TNF antibodies including Humira (AbbVie), Cimzia (UCB), Enbrel (Amgen), Remicade (Johnson & Johnson), and Simponi (Johnson & Johnson); IL-17 antibodies Cosentyx (Novartis), Taltz (Lilly), and Bimzelx (UCB); and JAK inhibitors including Xeljanz (Pfizer) and Rinvoq (AbbVie). Our products would also compete with biosimilars or generics, either currently approved or in development, to many of these products.

We are aware of several companies with product candidates in development for the treatment of patients with axSpA, including TL1A inhibitor tulisokibart (Merck); IL-17A inhibitor gumokimab (Akesobio) and IL-17A/F nanobody sonelokimab (MoonLake); and PDE4 inhibtior mufemilast (Hemay).

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
United States Biologics Regulation
In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act (“FDCA”), the Public Health Service Act (“PHSA”) and other federal, state, local, and foreign statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or following approval may subject an applicant to administrative action and judicial sanctions. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices ("GLPs") regulation;
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
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMPs, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with GCP; and
•FDA review and approval of a BLA to permit commercial marketing of the product for particular indications for use in the United States.
Preclinical and Clinical Development
Once a therapeutic product candidate is identified for development, it must undergo preclinical studies before commencing any testing in humans. Preclinical studies include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the candidate's potential for efficacy and toxicity in animals. The conduct of preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including current GLPs.
Prior to beginning any clinical trial with a product candidate in the United States, we must submit an IND application to the FDA. An IND application is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND application is on the general investigational plan, supportive nonclinical evaluations, and the protocol or protocols for clinical trials. The IND includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with current GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the trial until completed.
Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some trials also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or data monitoring committee, which provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.
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
In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, methods must be developed for testing the safety, purity and potency of the biologic. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its claimed shelf life.
A sponsor may choose, but is not required, to conduct a foreign clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all IND requirements must be met unless waived. When the foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain FDA regulatory requirements in order to use the trial in support of a BLA, including that the trial was conducted in accordance with GCP, review and approval by an independent ethics committee, use of proper procedures for obtaining informed consent from subjects, and the FDA is able to validate the data from the trial through an onsite inspection if the FDA deems such inspection necessary. The GCP requirements encompass both ethical and data integrity standards for clinical studies.
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
In addition, under the Pediatric Research Equity Act (“PREA”), a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless a different timeline has been previously agreed upon by the FDA, through approval of a pediatric study plan, described below. The Food and Drug Administration Safety and Innovation Act requires that a sponsor who is planning to submit a marketing application for a biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial pediatric study plan (“PSP”) within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.
Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after the FDA accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs and data integrity of the submitted clinical trial data. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
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
If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include requirements for medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-marketing studies and/or surveillance in addition to that required of every approved product to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.
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
Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit measure. Under the Food and Drug Omnibus Reform Act of 2022 the FDA may require, as appropriate, that such studies be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
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
Any marketing application for a biologic submitted to the FDA for approval, including a product with a Fast Track Designation and/or Breakthrough Therapy Designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product is eligible for priority review if there is evidence it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing acceptance date (as compared to ten months under standard review).
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
Combination Therapy
Combination therapy is a treatment modality that involves the use of two or more drugs to be used in combination to treat a disease or condition. If those drugs are combined in one dosage form, such as a single injection, that is known as a fixed dose combination product, and it is reviewed pursuant to the FDA’s Combination Rule at 21 CFR 300.50. The rule provides that two or more drugs may be combined in a single dosage form when each component contributes to the claimed effects and the dosage of each component (amount, frequency, duration) is such that the combination is safe and effective for a significant patient population requiring such concurrent therapy, as defined in the labeling for the drug.
However, not all combination therapy falls under the category of a fixed dose combination. For example, the FDA recognizes that two drugs in separate dosage forms and in separate packaging, that otherwise might be administered as monotherapy for an indication, also may be used in combination for the same indication. In 2013, the FDA issued guidance to assist sponsors that were developing the range of combination therapies that fall outside the category of fixed dose combinations. That guidance provides recommendations and advice on such topics as: (1) assessment at the outset whether two or more therapies are appropriate for use in combination; (2) guiding principles for nonclinical and clinical development of the combination; (3) options for regulatory pathways to seek marketing approval of the combination; and (4) post-marketing safety monitoring and reporting obligations. Given the wide range of potential combination therapy variations, the FDA indicated it intends to assess each potential combination on a case-by case basis and encouraged sponsors to engage in early and regular consultation with the relevant review division at the agency throughout the development process for its proposed combination.

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
Post-Approval Requirements
Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. After a BLA is approved for a biological product, the product also may be subject to official lot release. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, and potency or effectiveness of biologics. After approval, changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA review and approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-marketing studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

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
The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and consistent with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label uses of their products. Additionally, promotional materials for approved biologic products must be submitted to the FDA in conjunction with their first use.
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
Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, is generally shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. A product shown to be biosimilar or interchangeable with an FDA-approved reference biological product may rely in part on the FDA’s previous determination of safety and effectiveness for the reference product for approval, which can potentially reduce the cost and time required to obtain approval to market the product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation and the FDA has issued guidance documents intended to inform prospective applicants and facilitate the development of proposed biosimilars and interchangeable biosimilars, as well as to describe the FDA’s interpretation of certain statutory requirements added by the BPCIA.
Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. Additionally, many states have passed laws concerning the ability of pharmacies to substitute biosimilar and interchangeable products for the reference product.
A reference biologic is granted twelve years of exclusivity from the time of first licensure (BLA approval) of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitted under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologics’ patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period.
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
Other Healthcare Laws and Compliance Requirements
Biopharmaceutical manufacturers, particularly manufacturers of marketed products, are subject to wide-ranging healthcare regulation and enforcement by federal, state and local government authorities in the U.S. as well as by foreign jurisdictions. Biopharmaceutical manufacturers must comply with various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws.

The federal Anti-Kickback Statute generally prohibits, among other things, a pharmaceutical manufacturer from directly or indirectly soliciting, offering, receiving, or paying any remuneration in cash or in kind where one purpose is either to induce the referral of an individual for, or the purchase or prescription of, a particular drug that is payable by a federal health care program, including Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or a specific intent to violate the statute. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but protection is available only if all requirements are met. Our practices, such as paying physicians for consulting services, may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. A claim arising from a violation of the federal Anti-Kickback Statute also constitutes a false or fraudulent claim for purposes of the FCA. Other federal and state anti-kickback statutes exist. For example, another healthcare anti-kickback statute prohibits certain payments related to referrals of patients to certain providers (such as clinical laboratories) and applies to services reimbursed by private health plans as well as government health care programs.

Federal and state false claims laws, such as the federal civil False Claims Act (“FCA”), generally prohibit anyone from knowingly and willfully, among other activities, presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for drugs or services that are false or fraudulent. Pharmaceutical and other healthcare companies have been prosecuted under these laws for engaging in a variety of different types of conduct that “caused” the submission of false claims to federal healthcare programs. Such laws are not always limited to activities involving government programs or payors. For example, a federal healthcare fraud statute prohibits the knowing and willful execution, or attempt to execute, a scheme to defraud a health care benefit program, including private health plans, or obtain, through false or fraudulent pretenses, money or property owned by, or under the custody or control of, such a health care benefit program. Laws and regulations have also been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers. The laws and regulations generally limit financial interactions between manufacturers and health care providers; require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government; and/or require disclosure to the government and/or public of financial interactions (so-called “sunshine laws” and "sunshine reporting"). State and local laws may also require disclosure of pharmaceutical pricing information and marketing expenditures or licensure of sales representatives. Manufacturers must also submit information to the FDA on the identity and quantity of drug samples requested and distributed by a manufacturer during each year.

Biopharmaceutical manufacturers are also subject to federal pricing and price reporting laws. Such laws require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products. The laws may also require biopharmaceutical manufacturers to offer products at discounted prices to specific government programs or specific purchasers as a condition for participation in certain government health benefit programs. Federal consumer protection and unfair competition laws broadly regulate our marketplace activities and activities that potentially harm consumers.

The distribution of biological products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage, and security requirements intended to prevent the unauthorized sale of such products.

Sanctions for the violation of healthcare laws vary by law but may be significant and compliance is challenging. For example, violations of fraud and abuse laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties, and/or exclusion from federal health care programs (including Medicare and Medicaid). The scope of the federal and the various analogous state anti-kickback, false claims, and similar fraud and abuse laws vary, but is generally broad. Many of the fraud and abuse laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Federal and state authorities are paying increased attention to enforcement of these laws within the pharmaceutical industry, and private individuals have been active in alleging violations of the laws and bringing suits on behalf of the government under the FCA as evidenced by numerous significant settlements. Violations of international fraud and abuse laws could result in similar penalties, including exclusion from participation in health programs outside the U.S.

Given the scope, complexity and lack of clarity in healthcare laws and their implementation, our activities could be subject to scrutiny and the imposition of penalties under the laws. If we were subject to allegations concerning, or were convicted of violating, these laws, our business could be harmed.
Data Privacy and Cybersecurity Requirements (U.S.)

We are subject to numerous and evolving U.S. federal and state laws and regulations governing the collection, use, disclosure, transfer, and security of personal information, including health‑related information, any of which may impose operational constraints, create compliance complexity, and increase enforcement and litigation exposure. Applicable federal and state frameworks include HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations (including the Privacy, Security, Breach Notification, and Enforcement Rules), state health information privacy laws, state data breach notification laws, a growing number of state comprehensive consumer privacy laws, as well as other consumer protection laws and regulations that could apply to our operations or the operations of our partners. In addition, sector- and data-specific laws—such as those addressing marketing communications, data security, and the sale/transfer of certain bulk sensitive data—may apply to aspects of our operations or the operations of our partners. In addition to statutory regimes, we are also subject to evolving state tort and other common law restrictions that may govern privacy and data security practices, including potential duties and liability under theories such as negligence, invasion of privacy, breach of confidence, and implied contract. Courts and enforcement authorities continue to apply and test these doctrines in the data privacy and cybersecurity context, which can expand obligations and remedies and increase litigation exposure and compliance costs

Certain of our activities may be subject to HIPAA, which imposes standards for the privacy of protected health information (“PHI”), the security of electronic PHI, breach notification to individuals and regulators, and enforcement. HIPAA applies directly to “covered entities” (health care providers, health plans, and health care clearinghouses), as well as their “business associates” and their covered subcontractors that perform certain services that involve using, disclosing, creating, receiving, maintaining, or transmitting individually identifiable PHI for or on behalf of such covered entities.

Requirements imposed by HIPAA on covered entities and business associates include: (i) entering into agreements that require business associates and their covered subcontracts to protect PHI provided by the covered entity against improper use or disclosure; (ii) complying with HIPAA privacy standards that limit the use and disclosure of information about a patient’s past, present, or future physical or mental health or condition, or the patient’s receipt of health care, where the information identifies, or could reasonably be used to identify, the individual; (iii) implementing administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of electronic PHI and to protect against reasonably anticipated threats, hazards, or impermissible uses or disclosures; and (iv) reporting of breaches of unsecured PHI to affected individuals and, where applicable, regulators. Entities found to be in violation of HIPAA may be subject to significant civil, criminal, and administrative fines and penalties, and may be required to enter into resolution agreements and corrective action plan with the U.S. Department of Health and Human Services (“HHS”) to resolve allegations of non-compliance. A covered entity or business associate can also be liable for civil money penalties for violations based on an act or omission of its agents, including downstream business associates. HITECH increased the civil and criminal penalties applicable to covered entities and business associates and authorized state attorneys general to bring civil actions in federal court to enforce HIPAA and seek damages, injunctive relief, and attorneys’ fees and costs. To the extent we submit electronic healthcare claims and payment transactions that do not comply with HIPAA’s electronic data transmission standards, payments to us may be delayed or denied.

Several states have enacted or are implementing health-data-specific statutes outside HIPAA—such as laws in Washington and Nevada—that broadly regulate the collection, use, and disclosure of “consumer health data,” including certain research, analytics, website, and marketing activities. These laws may impose consent, notice, contract, and data security obligations, create limitations on sharing with third parties and processors, and provide private rights of action or enhanced enforcement, which could affect aspects of our operations that are not subject to HIPAA. Even where HIPAA and state health information privacy laws do not apply, the FTC and state attorneys general have asserted that violations of consumer privacy or failures to implement appropriate data security measures may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act and state consumer protection laws.

In addition, the amended CCPA and approximately 19 other comprehensive state privacy laws, together with their implementing regulations, establish individual rights regarding personal information, impose notice, purpose-limitation, data minimization, and security obligations, and require specific contracts with service providers and other third parties. Some of these laws also require honoring opt-out signals for targeted advertising or certain profiling, restrict processing of “sensitive” personal information, and mandate assessments for higher-risk processing activities. Scope and exemptions vary by state: for example, the CCPA applies to personal information of consumers, business representatives, and employees, includes additional protections for “sensitive personal information,” and generally excludes PHI subject to HIPAA; other states may exempt entities regulated by HIPAA or data processed in the context of clinical trials, or neither, which complicates compliance and increases legal risk and costs. We are also subject to state data breach notification statutes, like the New York SHIELD Act, that require notification to affected individuals and, in some cases, regulators and consumer reporting agencies following certain security incidents.

In connection with clinical research, we also handle personal information subject to privacy and/or confidentiality obligations in informed consent documents and clinical trial agreements, as well as ethical and regulatory standards governing human subjects research. Depending on the trial and role of the parties involved, our activities may be subject to oversight by institutional review boards, and we may rely on de-identification, coding, or limited data sets, along with contractual restrictions, to manage privacy and data sharing in research contexts.

We also depend on a network of service providers and partners-including clinical sites, contract research organizations, laboratories, data hosting providers, and other vendors-to support our operations. As a result, we implement contractual and technical controls, diligence, and monitoring of third parties that create, receive, maintain, or transmit personal information on our behalf, and, where data is accessed from or transferred to locations outside the United States, we apply or rely on third parties to implement cross-border transfer mechanisms and safeguards as required by applicable law.

In addition, the U.S. Department of Justice (“DOJ”) has promulgated rules restricting the sale, transfer, or access to certain categories of bulk sensitive personal data, including health data, genetic information, and other categories deemed to present heightened risks if aggregated and transferred in large volumes. The DOJ Bulk Data Rule is designed to prevent the misuse of bulk data by foreign adversaries and to mitigate national security risks associated with the transfer of sensitive information. We are actively evaluating the applicability of these requirements to our operations and monitoring regulatory developments in this area. Should the rule apply to any aspect of our business, we may be required to implement additional due diligence, risk assessment, notification, and recordkeeping measures, particularly with respect to cross-border data transfers and transactions involving bulk sensitive data. Noncompliance may result in civil or criminal penalties, and ongoing evaluation of our obligations under the DOJ Bulk Data Rule remains a component of our broader data governance and compliance program.

Our use of artificial intelligence (“AI”) and machine learning technologies in research, analytics, and business operations is subject to a rapidly evolving legal and regulatory landscape. Federal and state authorities are increasingly focused on the responsible use of AI, including requirements for transparency, accountability, and the mitigation of algorithmic bias and discrimination. Several states have enacted or are considering laws that regulate the use of AI in processing personal information, mandate impact assessments for high-risk AI applications, and require disclosures regarding automated decision-making. We may be required to implement measures to assess and address potential biases in AI models, ensure explainability and fairness, and provide individuals with rights regarding automated processing of their data. In addition, federal agencies such as the FDA have issued guidance on the use of AI in medical device development and clinical research, which may impact our operations. As regulatory expectations continue to develop, we may need to update our policies, procedures, and technical controls to ensure compliance with applicable AI-related requirements. The requirements of these laws and regulations continue to develop, and new laws, amendments, or interpretive guidance may require us to modify our data handling practices, implement additional controls, or incur increased compliance costs. Noncompliance or perceived noncompliance could result in regulatory investigations and enforcement actions, private litigation, fines and penalties, or orders requiring changes to our business practices.

Coverage and Reimbursement

In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from government healthcare programs, such as Medicare and Medicaid, and private payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates, if and when approved, will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers and other organizations.

Within the U.S., no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product does not ensure that other payors will also provide coverage for the drug product. Factors payors consider in determining coverage include whether the product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•cost-effective; and
•neither experimental nor investigational.

Even if products are covered, third party payors may seek to control utilization of the products through various mechanisms (e.g., requiring a prescriber to obtain prior authorization from a health plan before the product will be covered by the health plan or establishing patient copays and deductibles that encourage use of other products over our products). Coverage of a product by a third-party payor does not mean that reimbursement will be adequate. Third party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or requested by private payors in exchange for coverage or by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold. Our ability to commercialize our product candidates successfully may be adversely affected by discounts or rebates that we are required to provide in order to ensure coverage of our products and compete in the marketplace.

Significant uncertainty exists as to the coverage and reimbursement status of new drug products. There may be considerable delays in obtaining reimbursement for newly-approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA. Third-party payors may also seek, with respect to an approved product, additional clinical evidence, including comparative effectiveness evidence, that goes beyond the data required to obtain marketing approval in order to demonstrate clinical benefits and value relative to other therapies before covering new products. If so, we may be required to conduct additional pharmacoeconomic studies beyond what is required for marketing approval.

Third-party payors are increasingly challenging the prices charged for pharmaceutical or biological products and related services, examining the medical necessity and reviewing the cost effectiveness of such products and services. For products administered under the supervision of a physician, inadequate reimbursement for the product itself or the treatment or procedure in which the product is used may adversely impact physician utilization. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval. Decreases in third-party reimbursement for any product or a decision by a third-party not to cover a product could reduce physician usage and patient demand for the product.

We cannot be sure that adequate coverage and reimbursement will be available, or remain available, for any drug that we commercialize. Coverage and reimbursement may impact the demand for, or the price of, our products and any product candidate for which we obtain marketing approval and limits on coverage and reimbursement may adversely affect our ability to successfully commercialize any product candidate for which we obtain marketing approval.

Finally, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, drug pricing in the European Union is primarily a national competence, with each member state setting its own prices and reimbursement rules according to national budgets and health systems. The national rules and policies should comply with EU transparency laws to ensure that national pricing and reimbursement decisions for medicines are transparent, non-discriminatory, and timely, thereby facilitating the free movement of pharmaceuticals within the European Union. To obtain reimbursement and pricing approval, countries may require the completion of clinical trials to establish relative clinical effectiveness to guide cost effectiveness assessment of a new treatment method to currently available therapies before it can be adopted for use in the respective national health systems. A member state may approve a specific price for the medicinal product or implement a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country with price controls or reimbursement limitations for pharmaceutical products will grant favorable reimbursement and pricing terms for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and are generally subject to lower prices.
Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access.

For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “ACA”) which substantially changed the way healthcare is delivered as well as financed by both governmental and private insurers in the United States. The ACA expanded health care coverage through the Medicaid expansion and subsidization of private health insurance, implemented the “individual mandate” for health insurance coverage (by imposing a tax penalty on individuals who did not obtain insurance), and changed the coverage and reimbursement of drug products under government healthcare programs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future.

In the U.S., in recent years, the pharmaceutical industry has been a particular focus of healthcare reform efforts and has been significantly affected by major legislative, administrative and executive initiatives. For example, the Inflation Reduction Act of 2022 (IRA) included a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes included caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the previous coverage gap discount program) and a drug price negotiation program for certain high-spend Medicare Part B and D drugs. The IRA has had and will likely continue to have a significant impact on the pharmaceutical industry. Beyond the IRA, changes to Medicaid effective in 2024 eliminated the Medicaid rebate cap. Additionally, changes to certain Medicare price reporting requirements for drugs beginning in 2026 will likely increase the administrative and compliance burden for manufacturers.

Recently, drug pricing and payment has been subject to a number of reform initiatives. For example, President Trump issued an Executive Order in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA; accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs; and increasing drug importation. In May 2025, President Trump issued another Executive Order that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients); prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the United States; and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. In the wake of the Executive Orders and related executive initiatives, a number of pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices and/or reached agreement with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. A website sponsored by the federal government that is anticipated to offer pharmaceutical direct-to-consumer channels has also been announced. Federal agencies are developing new drug pricing pilot programs, such as a voluntary Medicaid initiative which would authorize the federal government to negotiate Medicaid supplemental rebates with participating manufacturers on behalf of state Medicaid programs, in exchange for standardized coverage criteria for participating manufacturer drugs, and the proposed Medicare Part B and Part D pilot models that, if finalized as proposed, would replace existing inflation-based Medicare rebates with rebates determined on the basis of international prices, for drugs and patients subject to the model. Many of these reform initiatives would require additional legal and/or administrative action to implement and may be subject to legal challenge.

Other federal healthcare reform efforts or actions may affect access to healthcare coverage or the funding of health care benefits, although the full impact of such efforts or actions cannot be predicted. For example, the Congressional Budget Office has estimated that Medicaid provisions in the 2025 budget reconciliation legislation, including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace such as the elimination of certain subsidies, will increase the number of uninsured.

At the state level, individual states are increasingly implementing initiatives designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and measures to encourage importation from other countries and bulk purchasing. For example, certain states have formed Prescription Drug Affordability Boards that assert authority to set reimbursement rates and/or drug pricing in the state. States are also increasingly expanding or changing Medicaid supplemental rebate programs to secure additional rebates from manufacturers in exchange for drug coverage and to limit coverage of certain drugs for certain Medicaid patients or to all Medicaid patients. These and other future state-level reform activities could negatively affect Medicaid coverage and reimbursement for our products.

Other recent government actions also may affect prices or payments for prescription drugs. For example, the Trump Administration’s recently announced tariff on branded or patented drugs may adversely impact our ability to realize an adequate return on the sale of drug products (if approved) that are imported from abroad or manufactured using products or materials imported from abroad. The timeline for implementation of this tariff has not yet been finalized. As another example, the Budget Control Act of 2011, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect into 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

Reform efforts have been and may continue to be subject to scrutiny and legal challenge, which increases uncertainty. For example, the IRA drug price negotiation program has been challenged in litigation filed by various pharmaceutical manufacturers and industry groups.

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

The nature and extent of future healthcare reforms cannot be predicted. There is uncertainty regarding the nature or impact of any drug pricing or broader healthcare or other reform implemented at the federal or state level and the extent to which such action may be subject to litigation or other challenges. Ongoing efforts to contain or reduced costs of healthcare and/or impose price controls may adversely affect the demand for our product candidates, if approved, and our ability to achieve or maintain profitability.

In the EU, similar political, economic and regulatory developments may affect our, or our collaborators’, ability to profitably commercialize our current or any future products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The EU is undergoing a revision of its general pharmaceutical legislation, commonly known as the ‘Pharma Package’ to help ensure, among others, fair access to safe, effective and affordable medicines across the EU. It also seeks to improve the competitiveness of the pharmaceutical industry by reducing regulatory burdens and strengthening supply chain security to prevent and manage shortages. The legislative process for the EU Pharma Package began with the European Commission’s proposal in April 2023, followed by the development of positions by the European Parliament and the Council. This culminated in Trilogue negotiations, with a political agreement reached in December 2025. The agreed text now awaits formal adoption by both the Parliament and Council, after which it will be published in the Official Journal of the EU. The new Directive and Regulation will then enter into force following a transition period of 18 to 36 months, ultimately modernizing EU pharmaceutical law to better support innovation, access, and supply. In addition, the European Commission proposed in December

2025 the Biotech Act which seeks to strengthen the competitiveness of the biotechnology sector and facilitate the development and timely market entry of biotechnology innovations, while ensuring high standards for the protection of human health. In international markets, reimbursement and healthcare payment systems vary significantly from country to country, and many countries have instituted price ceilings on specific products and therapies. Our future products, if any, might not be considered clinically appropriate or justified for a specific indication, or cost-effective by third-party payors as reimbursement decisions typically require robust scientific evidence of effectiveness or national health systems and demonstration of therapeutic value to advance patient care. An adequate level of reimbursement might not be available for such products and third-party payors’ reimbursement policies or national health systems might adversely affect our, or our collaborators’ ability to sell any future products profitably.
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
The requirements and process governing the conduct of clinical trials, including requirements to conduct additional clinical trials, product licensing, safety reporting, post-authorization requirements, marketing and promotion, interactions with healthcare professionals, pricing and reimbursement may vary widely from country to country. No action can be taken to market any product in a country until an appropriate marketing approval has been granted by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval may vary from that required for FDA approval. In certain countries, the sales price of a product must also be agreed or approved by payors or the respective national health systems before commercial launch. The pricing review period typically commences following marketing approval. Although a product may receive marketing approval from a regulatory authority, the price agreed upon during the review process may not be commercially sustainable to justify a commercial launch in those countries.
Regulation in the European Union
European Data and Security Laws
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

As mentioned above, we depend on a network of service providers and partners-including clinical sites, contract research organizations, laboratories, data hosting providers, and other vendors-to support our operations and may share personal data with these organizations. As a result, we implement contractual and technical controls, diligence, and monitoring of third parties that create, receive, maintain, or transmit personal data on our behalf, and we apply cross-border transfer mechanisms and safeguards as required by applicable law. We also may rely on pseudonymization or anonymization, coding or limited data sets, along with contractual restrictions (including entering into data processing agreements as required under the GDPR) to manage privacy and data sharing in these contexts.
In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the European Economic Area ("EEA") that are not considered by the European Commission ("EC") to provide an adequate level of data protection. Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses ("SCCs"). When relying on SCCs, data exporters are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the SCCs in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. With regard to the transfer of data from the EEA to the United States, on July 10, 2023, the EC adopted its adequacy decision for the EU-US Data Privacy Framework. On the basis of the new adequacy decision, personal data can flow from the EEA to U.S. companies participating in the framework. With regard to the transfer of data from the EU to the United Kingdom (UK), personal data may freely flow from the EEA to the UK since the EC deemed the UK to have an adequate data protection level, and these adequacy decisions were extended in December 2025, and are now valid until December 27, 2031.
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
Furthermore, there are specific requirements relating to processing health data from clinical trials, including those related to public disclosure obligations provided in the EU Clinical Trials Regulation No. 536/2014 (“CTR”), European Medicines Agency ("EMA") data transparency initiatives and voluntary commitments by industry. Failure to comply with these obligations could lead to considerable risks of government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business performance and operating efficiency.
Additionally, following the UK’s withdrawal from the EU and the EEA, companies also have to comply with the UK’s data protection laws (including the UK GDPR (as defined in section 3(10) (as supplemented by section 205(4)) of the Data Protection Act 2018 (the “DPA 2018”)), the DPA 2018, and related data protection laws in the UK). On June 19, 2025, the UK’s Data (Use and Access) Act (“DUAA”) took effect, which introduces certain relatively minor amendments to the data protection regime in the UK, and therefore creates slight divergences between the EU and UK data protection regimes. Separate from the fines that can be imposed by the GDPR, the UK regime has the ability to fine up to the greater of £17.5 million or 4% of global turnover.
Companies are subject to specific data sharing and transfer rules under the UK regime which broadly mirror the GDPR rules. We therefore also apply or rely on third parties to implement data sharing and cross-border transfer mechanisms and safeguards, as set out above, in these contexts. On February 2, 2022, the UK Secretary of State laid before the UK Parliament the international data transfer agreement (“IDTA”) and the international data transfer addendum to the EC’s standard contractual clauses for international data transfers (Addendum) and a document setting out transitional provisions. The IDTA and Addendum came into force on March 21, 2022 and replaced the old SCCs for the purposes of the UK regime. Regarding transfers from the UK to the EEA, personal data may flow freely since the EEA is deemed to have an adequate data protection level for purposes of the UK regime.
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

The EU Directive 2002/58/EC (as amended by Directive 2009/136/EC) (“ePrivacy Directive”) also imposes obligations on organizations operating in the EU. The ePrivacy Directive is transposed into law in each EU member state and in the UK, so local transposition and enforcement can vary. It contains a prohibition on accessing information on an individual’s device, such as through the use of cookies and other similar technologies, without informed consent, as well as rules on direct marketing. On November 19, 2025, the EC published the Digital Omnibus Package (“Omnibus Proposals”), aimed at simplifying the EU’s digital regulatory framework. The Omnibus Proposals would streamline the rules governing cookies and tracking technologies, potentially removing the requirement to obtain explicit consent for certain categories of cookies. If adopted, these changes could ease compliance obligations around the use of cookies and tracking tools in the EU. In the UK, the ePrivacy Directive was transposed into UK law as the Privacy and Electronic Communications (EC Directive) Regulations 2023 (“PECR”) which imposes equivalent requirements on UK operations. The UK’s DUAA made certain limited amendments to PECR, most notably bringing its enforcement powers in line with the UK GDPR, so that monetary penalties under PECR can now reach the greater of £17.5 million or 4% of an organization’s total worldwide annual turnover.

The EU has also recently implemented a number of cybersecurity laws, some of which are applicable to the healthcare industry. For example, the Network and Information Security Directive (Directive (EU) 2022/2555) applies to organizations operating in the EU in the healthcare sector and imposes stringent cybersecurity obligations on in-scope organizations, including in relation to supply chain management and incident reporting.
Drug and Biologic Development Process
Regardless of where they are conducted, all clinical trials included in applications for marketing authorization ("MA") for human medicines in the EU/EEA must have been carried out in accordance with EU regulations. This means that clinical trials conducted in the EU/EEA have to comply with EU clinical trial legislation but also that clinical trials conducted outside the EU/EEA have to comply with ethical principles equivalent to those set out in the EEA, including adhering to international good clinical practice and the Declaration of Helsinki, a set of internationally agreed ethical principles for medical research involving human participants. The conduct of clinical trials in the EU is governed by the CTR, which entered into force on January 31, 2022. The CTR replaced the Clinical Trials Directive 2001/20/EC, (“Clinical Trials Directive”) and introduced a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU.
The EU Clinical Trials Regulation, which replaced the Clinical Trials Directive and has been in force since 2022, aims to harmonize and streamline clinical trial processes across Member States through a centralized application system, the Clinical Trials Information System (CTIS), enabling sponsors to submit a single application for approval. One national regulatory authority, designated as the reporting Member State, leads the validation and evaluation of applications in consultation with other concerned Member States. Applications may be amended and resubmitted if rejected, and approved trials may commence in all relevant Member States, although individual states retain the right to “opt out” in limited circumstances. The Regulation also simplifies safety reporting rules, introduces enhanced transparency requirements such as mandatory submission of trial results summaries to the EU Database. Since January 31, 2023, all initial clinical trial applications must be submitted through CTIS which now serves as the single entry point for clinical trial-related information and data. By January 31, 2025, all ongoing trials approved under the former Clinical Trials Directive must transition to CTIS and comply with the CTR. On July 19, 2023, the EC published guidance for this transition, clarifying that previously assessed documentation will not be reassessed, EU-endorsed templates do not require updates, and site suitability forms are only needed for new trial sites.
Under the CTR, clinical trials must comply with national laws, regulations, and the applicable GCP and GLP standards, and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use ("ICH") guidelines on Good Clinical Practice, as well as the ethical principles outlined in the Declaration of Helsinki.
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
Drug Marketing Authorization
In the EEA, after completion of all required clinical testing, pharmaceutical products may only be placed on the market after obtaining a MA. To obtain an MA of a drug under European Union regulatory systems, an applicant can submit an MAA through, amongst others, the centralized or decentralized procedure as detailed below.
Centralized Authorization Procedure
The centralized procedure provides for the grant of a single MA that is issued by the EC following the scientific assessment of the application by the EMA that is valid for all EU Member States as well as in the three additional EEA Member States (Norway, Iceland and Liechtenstein). The centralized procedure is compulsory for specific medicinal products, including for medicines developed by means of certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy, or tissue engineered medicines) and medicinal products with a new active substance indicated for the treatment of certain diseases (HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases). For medicinal products containing a new active substance for indications that do not fall within the mandatory centralized procedure, they are eligible for centralized assessment if they constitute significant therapeutic, scientific or technical innovations or for which the grant of a MA through the centralized procedure would be in the interest of public health at EU level.
Under the centralized procedure, the Committee for Medicinal Products for Human Use ("CHMP") at the EMA is responsible for the initial assessment of an MAA. The CHMP also oversees the scientific assessment of various post-authorization and maintenance activities, including the assessment of variations or extensions to an existing MA. The standard timeframe for the evaluation of an MAA by the EMA’s CHMP is 210 days from receipt of a valid MAA, excluding clock-stops for the applicant to provide additional written or oral information in response to the CHMP's list of questions. As a result, the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. Upon request, the CHMP may reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets the required standards for quality, safety and efficacy. This opinion is then transmitted to the EC, which has the ultimate authority for granting MA, ordinarily within 67 days after receipt of the CHMP opinion.
Decentralized Authorization Procedure

The decentralized procedure permits companies to file identical MAAs for a medicinal product not falling within the mandatory centralized procedure to the competent authorities in various EU Member States simultaneously if such medicinal product has not received marketing approval in any EU Member State. In this procedure, the reference member state is appointed to lead the scientific review for agreement with the competent authorities of the other EU Member States concerned by the procedure, the concerned member states. A member state may refuse to accept the assessment provided by the reference member state on grounds of a potential serious risk to public health that is defined as a situation where there is a significant probability that a serious hazard resulting from a human medicinal product in the context of its proposed use will affect public health.
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

The UK applies a rule, consistent with directly applicable EU law, requiring that nationally approved medicinal products must be placed on the market within three years from the date the marketing authorization is granted. When the Medicines and Healthcare products Regulatory Agency (MHRA) becomes aware that the three-year period is approaching expiry, it will notify the marketing authorization holder in advance that the authorization will cease to be valid if the product is not marketed within the required timeframe. The MHRA provides notification to the marketing authorization holder in both scenarios referenced previously: first, where a product has held a marketing authorization for three years but has not been placed on the market at all; and second, where a product was previously marketed but has subsequently not been placed on the market for a consecutive period of three years. This process ensures compliance with regulatory requirements and maintains the integrity of the national medicines supply.

Following the UK's exit from the EU, the three-year “sunset clause” for centrally authorized products in the UK was effectively reset from the date of conversion (January 1, 2021). This means that any product not placed on the market in Great Britain by early 2024 risked losing its validity unless the appropriate notification was made. The Medicines and Healthcare products Regulatory Agency (MHRA) is responsible for managing this process for UK marketing authorizations (PLGB MAs), requiring marketing authorization holders to provide updates on the marketing status of their products. The Windsor Framework agreement establishes that, effective from January 1, 2025, the Medicines and Healthcare products Regulatory Agency (MHRA) will serve as the sole regulatory authority for approving medicines for the entire UK market, encompassing both Northern Ireland and Great Britain. This change replaces the previous system, where Northern Ireland followed EU rules and Great Britain was regulated independently by the MHRA. Under the new arrangements, a unified UK-wide authorization process will apply, ensuring that medicines in Northern Ireland are regulated by the MHRA in the same manner as in Great Britain. The primary focus of the Windsor Framework is to streamline regulatory procedures, eliminate the need for separate authorizations, and guarantee equal and timely access to medicines throughout the UK.
On the other hand, for the EU, in the case the drug has been marketed in the UK, the placing on the UK market before the end of the period starting when the UK left the EU on January 31, 2020 and ending on December 31, 2020 (the “Brexit Transition Period”) will be taken into account. If, after the end of the Brexit Transition Period, the drug is not placed on any other market of the remaining member states of the EU, the three year period will start running from the last date the drug was placed on the UK market before the end of the Brexit Transition Period. We do not have approved products that fall within the Brexit Transition Period.
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
Exceptional Circumstances and Conditional Approval

Similar to accelerated approval regulations in the United States, EU pharmaceutical law provides two regulatory pathways to facilitate early patient access to medicines when comprehensive clinical data are not yet available: conditional marketing authorization (“CMA”) and marketing authorization under exceptional circumstances (“MAUEC”). Conditional marketing authorization is granted for medicines that address unmet medical needs, such as those for serious or rare diseases, where the immediate availability of the product offers significant benefit despite incomplete data. Under this pathway, the applicant is required to submit additional clinical data within a specified timeframe to confirm the benefit-risk profile of the medicine. The authorization is valid for one year and may be renewed annually until sufficient data are provided to support full authorization. Marketing authorization under exceptional circumstances applies when it is not feasible to obtain comprehensive data, typically due to the rarity of the condition, limitations in scientific knowledge, or ethical constraints that make further studies impossible or inappropriate. Instead of expecting future comprehensive data, this pathway relies on ongoing obligations such as enhanced safety monitoring and risk management plans. The authorization remains valid as long as these obligations are satisfied. The key difference between these pathways is that CMA anticipates the eventual completion of the data package, whereas MAUEC recognizes that full data cannot reasonably be obtained and instead relies on alternative measures to manage risk. Both pathways require a positive benefit-risk assessment, address unmet medical needs, and ensure that the immediate benefit to patients outweighs the risks, but they differ in their expectations for future data collection and regulatory oversight.
Data and Marketing Exclusivity

Under EU pharmaceutical law, reference medicinal products are granted 8 years of data exclusivity, during which generic and biosimilar manufacturers cannot rely on the originator’s non-clinical and clinical data for regulatory approval. This is followed by 2 years of marketing exclusivity, preventing generics and biosimilars from entering the market for a total of 10 years. If, within the first 8 years, the reference product is approved for a new indication that provides significant clinical benefit, the exclusivity period may be extended to 11 years. These rules ensure that generics and biosimilars cannot seek approval or enter the market until the exclusivity periods have expired, balancing incentives for innovation with future market competition.

A reference medicinal product for data and marketing exclusivity typically contains a new active substance and requires a full dossier, including pharmaceutical, non-clinical, and clinical trial data, for approval. The European Medicines Agency (EMA), based on the scientific assessment and opinion of its Committee for Medicinal Products for Human Use (CHMP), determines whether a product contains a new active substance. Data and marketing exclusivity do not prevent other companies from generating their own data through independent development to demonstrate the safety, quality, and efficacy of their own products.

Recent reforms introduced through the EU Pharma Package and the proposed Biotech Act bring significant changes, including streamlined authorization procedures, enhanced measures for access and affordability, stricter management of medicine shortages, strengthened post-market surveillance, and new requirements addressing environmental and ethical considerations. These initiatives are designed to modernize and harmonize medicines regulation, facilitate patient access to innovative therapies, and provide robust oversight of emerging technologies across the EU.

The legislative process for the EU Pharma Package began with the European Commission’s proposal in April 2023, followed by the development of positions by the European Parliament and the Council. This culminated in Trilogue negotiations, with a political agreement reached in December 2025. The agreed text now awaits formal adoption by both the Parliament and Council, after which it will be published in the Official Journal of the EU. The new Directive and Regulation will then enter into force following a transition period of 18 to 36 months, ultimately modernizing EU pharmaceutical law to better support innovation, access, and supply. Under the agreed EU Pharma Package, companies launching new medicines will benefit from eight years of data protection and one year of market exclusivity, with a possible additional year for innovative products meeting specific criteria.

Pediatric Development

In the EU, an approved PIP is required to be obtained by the company prior to any application for marketing authorization of a medicinal product based on a full dossier of pharmaceutical, non-clinical, and clinical data that has not yet been approved in the EU. This requirement also applies to authorized products protected by a supplementary protection certificate (SPC) or a patent eligible for an SPC, when seeking authorization for new indications, pharmaceutical forms, or routes of administration.

A PIP is a research and development program designed to ensure that adequate data are generated to determine the conditions under which a medicinal product may be authorized for use in the pediatric population. Companies developing new medicinal products must submit a PIP, along with a request for agreement, to the European Medicines Agency (EMA). The EMA’s Pediatric Committee (PDCO) evaluates the PIP and provides an opinion, upon which the EMA issues a binding decision.

Companies are required to conduct pediatric clinical trials in accordance with the agreed PIP and within the specified timelines. The resulting pediatric study data must accompany the application for authorization for it to be validated and approved by the EMA. However, a PIP may include a deferral of the initiation or completion of some or all studies, based on scientific, technical, or public health grounds—for example, if it is appropriate to conduct adult studies first or if pediatric studies will take longer to complete. A waiver from the PIP requirement may be granted if the product or product class is likely to be ineffective or is likely to be to be unsafe in the pediatric population, if the disease or condition occurs only in adults, or if the product does not offer significant therapeutic benefit over existing pediatric treatments.

Unless a waiver or deferral has been granted, the MAA must include the results of all pediatric clinical trials and all information collected in compliance with the approved PIP. If a deferral is granted, the pediatric studies may be completed at a later date. A “PIP Compliance Check” is conducted during the validation period of an MAA to confirm that pediatric product development is being conducted in accordance with the approved PIP at that time.

Medicinal products granted marketing authorization based on pediatric clinical trials conducted in accordance with an approved PIP are eligible for a six-month extension of the SPC (if in effect at the time of approval), or, for orphan medicinal products, a two-year extension of orphan market exclusivity, regardless of whether the pediatric data result in approval of a pediatric indication. For applications resulting in the authorization of a new pediatric indication, a one-year extension of data and marketing exclusivity may be granted. However, the regulatory framework prohibits double awards of these exclusivity rights for the same product.

In the UK, the MHRA has established a closely aligned process, frequently accepting agreed EU PIPs and decisions to streamline UK submissions. However, the MHRA maintains UK-specific requirements, such as the need for a UK PIP for new medicines. Following the Windsor Framework, MHRA is responsible for regulatory control of medicines (including pediatric medicines) for the entire UK market (England, Scotland, Wales, and Northern Ireland).
Orphan Designation and Exclusivity
The criteria for designating an orphan medicinal product in the EU are similar in principle to those in the U.S. The EMA grants orphan drug designation if the medicinal product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the EU (prevalence criterion). In addition, orphan drug designation can be granted if, for economic reasons, the medicinal product would be unlikely to be developed without incentives and if there is no other satisfactory method approved in the EU of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed medicinal product is a significant benefit to patients affected by the condition. An application for orphan drug designation (which is not an MA, as not all orphan-designated medicines reach the authorization application stage) must be submitted before an application for MA of the medicinal product is submitted. The applicant will receive a fee reduction for the MAA, as well as other fee-based regulatory procedures, if the orphan drug designation has been granted, but not if the designation is still pending at the time the MAA or application for other regulatory procedures is submitted, and sponsors must submit an annual report to EMA summarizing the status of development of the medicine. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Designated orphan medicines are eligible for conditional MA.
The EMA’s Committee for Orphan Medicinal Products (“COMP”) reassesses the orphan drug designation of a product in parallel with the review for an MA; for a product to benefit from market exclusivity it must maintain its orphan drug designation at the time of MA review by the EMA and approval by the EC. Additionally, any MA granted for an orphan medicinal product must only cover the therapeutic indication(s) that are covered by the orphan drug designation. Upon the grant of an MA, orphan drug designation provides up to ten years of market exclusivity in the orphan indication.
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
The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, i.e. the condition prevalence or financial returns criteria under Article 3 of Regulation (EC) No. 141/2000 on orphan medicinal products. When the period of orphan market exclusivity for an indication ends, the orphan drug designation for that indication expires as well. Orphan exclusivity runs in parallel with normal rules on data exclusivity and market protection. Additionally, an MA may be granted to a similar medicinal product (orphan or not) for the same or overlapping indication subject to certain requirements.
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
PRIME Designation
The EMA has established the Priority Medicines ("PRIME") scheme, an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIME scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme if compelling non-clinical data in a relevant model provide early evidence of promising activity or proof of principle. Additionally, first-in-human studies should demonstrate adequate exposure to achieve the desired pharmacotherapeutic effects and tolerability. Products accepted onto the PRIME scheme benefit from, among others, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted. Importantly, once a candidate medicine has been selected for the PRIME scheme, a dedicated contact point and rapporteur from the CHMP or CAT are appointed facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting with the CHMP/CAT rapporteur initiates these relationships and includes a team of multidisciplinary experts to provide guidance on the overall development plan and regulatory strategy. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.
Post-Approval Regulation
Similar to the United States, both MA holders and manufacturers of medicinal products in the EU are subject to comprehensive regulatory oversight by the EMA, the EC and/or the competent regulatory authorities of the EU Member States. The regulatory oversight covers every stage of the authorization process, from initial grant of an approval to ongoing monitoring of compliance with EU cGMPs, manufacturing authorizations, pharmacovigilance rules and requirements governing advertising, promotion, sale, and distribution, recordkeeping, importing and exporting of medicinal products.
These regulatory requirements are designed to ensure that the safety, quality, and efficacy standards of medicinal products are consistently maintained throughout their lifecycle. Failure by us or by any of our third-party partners, including suppliers, manufacturers and distributors to comply with EU laws and the related national laws of individual EU Member States governing the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of MA[, statutory health insurance], bribery and anti-corruption or other applicable regulatory requirements may result in administrative, civil or criminal sanctions. These include delays or refusal to authorize the conduct of clinical trials or to grant MA, product withdrawals and recalls, product seizures, withdrawal or suspension of authorizations, restrictions on regulated activities such as production, distribution, manufacturing or clinical trials, operating restrictions, financial penalties.
The holder of MA for a medicinal product must also comply with EU pharmacovigilance legislation and its related regulations and guidelines, which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products.

These pharmacovigilance rules require holders of MAs the obligation to develop a system capable of collecting, collating, assessing and reporting post-authorization data to monitor the ongoing risks and benefits of marketed medicinal products as well as the requirement to conduct additional clinical studies or post-authorization safety or efficacy studies to address uncertainties about the benefit-risk balance, or to measure the effectiveness of risk-management measures. Such post-authorization measures may be time-consuming and expensive and could impact our profitability. MA holders must establish and maintain a pharmacovigilance system designed to monitor the safety of authorized medicinal products and detect any change to their risk-benefit balance and appoint an individual qualified person for pharmacovigilance, who is responsible for the oversight of that system. Key obligations include expedited reporting of unexpected serious adverse reactions and submission of Periodic Safety Update Reports ("PSURs") in relation to medicinal products for which they hold MAs. The EMA reviews PSURs for medicinal products authorized through the centralized procedure. If the EMA, based on the scientific assessment conducted by its advisory committees, determines that the risk-benefit profile of a product has changed, it may issue an opinion recommending suspension, withdrawal, or variation of the existing MA. The scientific opinion must be ratified by the EC in a legally binding decision. If the MA holder fails to meet the obligations set out in the EC’s decision, the validity of the MA may be compromised. For centrally authorized products, non-compliance with pharmacovigilance requirements can result in regulatory sanctions, including financial penalties imposed by the EC.
The manufacturing process for pharmaceutical products in the EU is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC (repealed by Directive 2017/1572 on January 31, 2022), Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice ("GMP"). These requirements include compliance with EU cGMP standards when manufacturing pharmaceutical products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU. Amendments or replacements of at least Directive 2001/83/EC and Regulation (EC) No 726/2004 are part of the reform proposal for European pharmaceutical legislation under the EU Pharma Package, as deta. Similarly, the distribution of pharmaceutical products into and within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States. The manufacturer or importer must have a qualified person who is responsible for certifying that each batch of product has been manufactured in accordance with GMP and the terms of a marketing authorization or clinical trial authorization, before releasing the product for commercial distribution in the EU or for use in a clinical trial. Manufacturing facilities are subject to periodic inspections by the competent authorities for compliance with cGMPs.
Advertising and Promotion Regulations
The advertising and promotion of our products is also subject to EU laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other national legislation of individual EU Member States may apply to the advertising and promotion of medicinal products and may differ from one country to another. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (SmPC) as approved by the competent regulatory authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the MA granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. All advertising and promotional activities for the product must be consistent with the approved SmPC and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription-only medicines is also prohibited in the EU. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on its promotional activities with healthcare professionals.

EU regulation advertising and promotion of medicinal products is retained ed in the UK following Brexit as directly applicable EU law, by virtue of the EU (Withdrawal) Act the Human Medicines Regulations 2012 and The Human Medicines (Amendment etc.) (EU Exit) Regulations 2019.
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
In the UK, the pharmaceutical sector is recognized as being particularly vulnerable to corrupt practices. The UK Bribery Act 2010 impacts pharmaceutical promotion through its interaction with the self-regulatory Code of Practice of the Association of the British Pharmaceutical Industry (ABPI). The Serious Fraud Office (SFO) and Prescription Medicines Code of Practice Authority (PMCPA) work together to prevent bribes disguised as promotional activities, such as excessive hospitality offered to healthcare professionals for prescription medicines. The ABPI Code, enforced by the PMCPA, serves as the primary self-regulatory safeguard, establishing strict rules on inducements and requiring transparency to prevent violations of both anti-bribery laws and industry codes, especially in relation to prescribing decisions. Due to the Bribery Act 2010’s far-

reaching territorial application, the potential penalized act does not have to occur in the UK to become within its scope. If the act or omission does not take place in the UK, but the person’s act or omission would constitute an offense if carried out there and the person has a close connection with the UK, an offense will still have been committed.
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
To be used or sold in the UK, a drug must have a valid MA granted through the national application process. National applications are governed by the Human Medicines Regulations (SI 2012/1916). Applications are made electronically through the Medicines and Healthcare products Regulatory Agency (“MHRA”) Submissions Portal. The MHRA operates fixed submission and assessment timetables for innovative medicines applications to facilitate consultation with its statutory advisory committee, the Commission on Human Medicines (CHM). The MHRA assessment procedure for a marketing authorization application (MAA) involves an initial evaluation, including orphan designation if applicable, and consultation with expert advisory groups as needed. By Day 90, applicants receive a consolidated request for information (RFI), which pauses the review clock until a complete response is submitted electronically. Responses are assessed by Day 150, with further RFIs issued for minor issues or a CHM letter for major objections. Each subsequent RFI requires a complete response within three months, and the clock is restarted upon submission. Applicants may make written or oral representations to the CHM if major objections remain. Final compliance checks are conducted once all issues are resolved, and the MHRA issues a grant or refusal letter specifying any conditions and the MA expiry date. The entire assessment process is designed to be completed within 210 calendar days, excluding any procedural clock-stops for additional information representations. Orphan drug designation is determined at the time of granting the MA.

In addition, the MHRA 150-day accelerated review is a specialized, fast-track national MA procedure designed for innovative medicines, new active substances, and biosimilars, aiming for a decision in 150 "clock-on" days rather than the standard 210. It requires high-quality applications, typically involving one round of questions and a 60-day cool-down period for responses.

On August 30, 2023, the MHRA published detailed guidance on its recently announced new International Recognition Procedure (“IRP”) for MAAs. The IRP applies from January 1, 2024 and replaces existing EU decision reliance procedure to apply for authorizations from seven international regulators (e.g. Health Canada, Swissmedic, FDA and EMA, among others). The IRP allows the MHRA to take into account the assessment and decision-making of the "Reference Regulators” to perform a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. There exist two recognition timetables for new IRP MAAs: IRP Route A (60 days) and IRP Route B (110 days), both starting from validation. Eligibility is determined via an applicant-completed form six weeks before submission. Recognition A applies to applications with Reference Regulator approval within the past two years, with no clock-stop, but may revert to Recognition B if major objections arise. IRP Route B covers Reference Regulatory approvals within the past ten years (or exceptionally older) and applies if specific criteria, such as conditional approvals, manufacturing changes, or UK-specific requirements, are met. IRP Route B allows for consultation with the CHM and aligns with CHM dates for new active substances. Applications not eligible for either timetable may be submitted as full national applications if MHRA requirements are met. IRP can be used for post-authorization measures including line extensions, variations, and renewal applications.

There will be no pre-MA orphan designation. Instead, the MHRA will review applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same as the EU rules, but have been tailored for the market, i.e., the prevalence of the condition in UK, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in Great Britain.
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
Risks Related to Discovery, Development and Commercialization
•Our programs are in clinical and preclinical stages of development and may fail or suffer delays or may be more costly than anticipated for various reasons, including but not limited to delays or failures in achieving alignment with regulatory authorities on interpretation of data and its sufficiency to support safety and efficacy of our product candidates, participant recruitment or other clinical trial or supply challenges.
•We are substantially dependent on the success of the SPY001, SPY002, SPY072 and SPY003 programs, alone or in combination, and may fail to achieve our development goals in the time frames we expect.
•Any drug delivery device used may have its own regulatory development, supply, and other risks.
•We may not be successful in building a pipeline of product candidates with commercial value.
•Our studies and trials may be insufficient to support regulatory approval of any product candidates.
•We may not be successful in discovering, developing and commercializing our intra-portfolio investigational drug combinations to achieve superior outcomes relative to the use of other therapies.
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
•Our technology licensed from various third parties may be subject to retained rights or may be affected by failure to comply with obligations in license agreements or other disruptions to business relationships with licensors resulting in loss of license rights that are important to our business.
•We have limited foreign intellectual property rights and may not be able to protect our intellectual property and proprietary rights throughout the world.
•The intellectual property landscape around engineered antibodies is highly dynamic, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and may prevent, delay or otherwise interfere with our product discovery and development efforts.
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
•We may be impacted by information security incidents, cybersecurity or data breaches or other improper access to our data that could have a negative impact on our business or reputation.
•Our expanding use of AI exposes us to operational, regulatory, legal, and ethical risks that could adversely affect our business, reputation, financial condition, and results of operations.
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
As of December 31, 2025, we had $756.5 million of cash, cash equivalents, and marketable securities. We will need to raise additional capital to continue to fund our operations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
Developing our product candidates requires a substantial amount of capital. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through clinical trials. We will need to raise additional capital to fund our operations and such funding may not be available to us on acceptable terms, or at all, and such funding may become even more difficult to obtain due to macroeconomic conditions, including rising interest rates, tariffs and trade restrictions, global conflicts, and other conditions that could result in volatility in the U.S. capital markets and the biotechnology sector in general. Competition for additional capital among biotechnology companies may be particularly intense during economic uncertainty. We may be unable to raise capital through public offerings of our common stock and may need to turn to alternative financing arrangements. Such arrangements, if we pursue them, could involve sources of funding, such as issuances of secured debt and structured revenue-based financing, and/or issuances of one or more types of securities, including common stock, preferred stock, convertible debt, warrants to acquire common stock or other securities. These securities could be issued at or below the then prevailing market price for our common stock. In addition, if we issue secured debt or debt securities, the holders of the debt would have a claim to our assets that would be superior to the rights of stockholders until the principal, accrued and unpaid interest and any premium or make-whole has been paid. Interest on any newly-issued debt securities and/or newly-incurred borrowings would increase our operating costs and reduce our net income (or increase our net loss), and these impacts may be material. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be materially and adversely affected.
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
Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by regulatory authorities to perform clinical and other studies in addition to those that we are currently conducting or anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations. Portions of our research programs may be in-licensed from third parties, which make the commercial sale of such in-licensed products potentially subject to additional royalty and milestone payments to such third parties. We will also have to develop or acquire manufacturing capabilities or continue to contract with contract manufacturers in order to continue development and potential commercialization of our product candidates. For instance, if the costs of manufacturing our biologic product are not commercially feasible, we will need to develop or procure our biologic product in a commercially feasible manner in order to successfully commercialize a future approved product, if any. Additionally, if we are not able to generate revenue from the sale of any approved products, we may never become profitable.
We have historically incurred losses, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.
We are a biopharmaceutical company with a limited operating history. Since inception, we have incurred significant operating losses. For the years ended December 31, 2025, 2024 and 2023, we reported a net loss of $155.2 million, $208.0 million and $338.8 million, respectively. As of December 31, 2025, we had an accumulated deficit of $1.1 billion. We will need to raise substantial additional capital to continue to fund our operations in the future.
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
To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. For instance, in December 2023, we sold an aggregate of 6,000,000 shares of our common stock and 150,000 shares of our Series B Preferred Stock pursuant to a private placement to certain investors for gross proceeds of approximately $180 million, in March 2024, we sold an aggregate of 121,625 shares of our Series B Preferred Stock pursuant to a private placement to certain investors for gross proceeds of approximately $180 million and in October 2025, we sold 17,094,594 shares of our common stock in an underwritten public offering for gross proceeds of approximately $316 million. Subject to certain beneficial ownership limitations set by each holder of Series B Preferred Stock, each share of Series B Preferred Stock is convertible into an aggregate of 40 shares of our common stock. Following stockholder approval of the Series B Conversion Proposal, 254,958 shares of Series B Preferred Stock automatically converted to 10,198,320 shares of common stock; 16,667 shares of Series B Preferred Stock did not automatically convert due to beneficial ownership limitations and remain outstanding as of December 31, 2025.
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
Our competitors have developed, are developing or will develop programs and processes competitive with our programs and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments. Our success will depend partially on our ability to develop and commercialize products that have competitive safety, efficacy, dosing and/or presentation profiles. Our commercial opportunity and success will be reduced or eliminated if competing products are safer, more effective, have a more attractive dosing profile or presentation or are less expensive than the products we develop, or if our competitors develop competing products or if biosimilars enter the market more quickly than we do and are able to gain market acceptance. See the section titled “Business – Competition” in this Annual Report for more discussion about our competitors.
Furthermore, adverse events or disappointing results in clinical trials of third parties, including our competitors developing product candidates that target similar mechanisms of action and/or in the same indications as our product candidates, could reduce expectations regarding the potential success or perceived benefits of any of our programs, increase regulatory scrutiny of our product candidates, decrease confidence of current or potential trial participants and clinical trial collaborators in our investigational programs and/or have a negative impact on collaborations or demand for any product we may develop. These events also could result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of therapies with shared or similar characteristics as ours is unsafe, ineffective or otherwise fails to meet expectations, our product candidates may not be accepted or favored by the general public, the medical community or the investment community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials or may discontinue their participation in our clinical trials. Negative developments could result in reduced probability of success of clinical trials involving our product candidates, challenges enrolling clinical trial participants, greater governmental regulation, stricter labeling requirements, decreased market potential and potential regulatory delays in the testing or approvals of our product candidates.
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
Our product candidates are in clinical and preclinical stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we or our current or future collaborators are unable to complete development of, or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have no products on the market and all of our product candidates are in clinical or preclinical stages of development. As a result, we expect it will be many years before we commercialize any product candidate, if ever. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our product candidates, either alone or with third parties, and we cannot guarantee that we will ever obtain regulatory approval for any of our product candidates. We have not yet demonstrated our ability to obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive nonclinical tests and clinical trials to demonstrate the safety, potency and purity of our current and future product candidates.
We or our collaborators may experience delays in initiating or completing nonclinical studies or clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, any current or future nonclinical studies and clinical trials that we conduct that could delay or prevent our ability to achieve our development timelines, receive marketing approval or commercialize our current product candidates or any future product candidates, including:
•regulators, such as the U.S. Food and Drug Administration ("FDA"), or ethics committees (“ECs”)/institutional review boards (“IRBs”) may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site or as otherwise planned;
•we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations (“CROs”), the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites, and any CRO personnel changes could lead to operational delays or complications;
•clinical trial sites may deviate from trial protocol or drop out of a clinical trial;
•clinical trials of any product candidates may fail to demonstrate safety or efficacy, produce negative or inconclusive results, or may otherwise fail to improve on the existing standard of care, and we may decide, or regulators may require us, to conduct additional nonclinical studies or clinical trials, or we may decide to abandon product development programs;
•the number of participants required for clinical trials of any product candidates may be larger than we anticipate and enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•our CROs or other third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
•We may fail to adhere to clinical trial protocols or fail to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice (“GCP”) requirements or applicable regulatory guidelines in other countries or our clinical trial protocols may require changes;
•we may elect to, or regulators and/or ECs/IRBs may require that we or our investigators materially modify, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;
•we may select clinical endpoints that require prolonged periods of observation or analyses of resulting data;
•we may experience delays if we or our CMOs are required to make changes to manufacturing processes or us to make any necessary changes to such manufacturing process;
•we may experience delays in identifying, recruiting and training suitable clinical investigators and their study teams;
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
Commencing clinical trials in the United States and in other countries is subject to acceptance by the FDA and other regulatory authorities of an investigational new drug ("IND") application or similar application and finalizing the trial design based on discussions with the FDA or other regulatory authority. In the event that the FDA or other regulatory authority requires us to complete additional nonclinical studies or clinical trials or we are required to satisfy other regulatory authority requests prior to commencing future planned clinical trials, the start of such planned clinical trials may be delayed or such planned clinical trials may be commenced in a modified manner. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any future clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional nonclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. Additionally, if the results of our nonclinical studies or clinical trials are not positive or are only modestly positive or if there are safety concerns, we may be required to repeat or conduct additional clinical trials or nonclinical studies for our product candidates beyond those that we currently expect. Even if we conduct such additional nonclinical studies or clinical trials or otherwise modify our planned clinical trials, the FDA or other regulatory authorities could determine that the data from our nonclinical studies or clinical trials are insufficient to support the safety and efficacy of our product candidates. There are equivalent processes and risks applicable to clinical trial applications in other countries outside of the United States, which may require us to complete additional nonclinical studies or clinical trials, delay the enrollment of our clinical trials or otherwise modify our planned clinical trials or impose stricter approval conditions than we currently expect. Most product candidates that commence clinical trials are never approved as products, and our current or future clinical trials ultimately may fail to support the approval of our current or any future product candidates.
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
Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our SPY001, SPY002, SPY072 and SPY003 programs, alone or in combination. We are investing a majority of our efforts and financial resources into the research and development of these programs. We initiated a a Phase 2 platform trial of SPY001, SPY002 and SPY003, including combinations, for IBD in the United States and certain other countries beginning with SPY001 in May 2025. We are currently enrolling subjects into Part A of the Phase 2 UC platform trial and plan to initiate enrollment into Part B, which includes combination arms, in our Phase 2 UC platform trial after Part A completes enrollment, with each arm subject to regulatory feedback and approval. We also initiated a Phase 2 basket trial of SPY072 for RD, including RA, PsA and axSpA, in the United States and Europe in September 2025 and December 2025, respectively, with initiation expected in certain other countries subject to regulatory feedback and approval. The FDA and/or other regulatory authorities may not agree with our clinical trial designs for our SKYWAY Phase 2 basket trial or with our proposed timing for enrollment or trial design of the combination arms of our SKYLINE Phase 2 platform trial. Alignment with regulatory authorities on issues that arise before clinical trials commence, during clinical trials or after our clinical trials are completed could result in additional capital expenditures or delays in development that could have a material adverse impact on our business. The success of our programs is dependent on observing longer half-lives of our product candidates in humans and comparable or better safety and efficacy profiles than other mAbs currently marketed or in development. We believe these longer half-lives have the potential to result in more favorable dosing schedules for our product candidates, assuming they successfully complete clinical development and obtain marketing approval. To the extent we do not observe these extended half-lives with favorable safety and efficacy profiles when we dose patients with our product candidates, it would significantly and adversely affect the clinical and commercial potential of our product candidates.
Our programs will require additional clinical, nonclinical and manufacturing development and activities, marketing approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote these programs, or any other programs, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.
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
From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of nonclinical studies and clinical trials, such as the expected timing of enrollment and readouts for topline data from our ongoing clinical trials, as well as the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control, including positions that may be taken by or requirements of regulatory authorities. If we do not meet these milestones as publicly announced, or at all, the commercialization of our product candidates may be delayed or never achieved and, as a result, our stock price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.
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
Our approach to the discovery and development of our research programs leverages clinically validated mechanisms of action and incorporates advanced antibody engineering to optimize half-life and other properties designed to overcome limitations of existing therapies. Our programs are purposefully designed to improve upon existing product candidates and products while maintaining the same well-established mechanisms of action. However, the scientific research that forms the basis of our efforts to develop programs using half-life extension technologies, including YTE and LS amino acid substitutions, is ongoing and may not result in viable programs. We have limited clinical data on product candidates utilizing YTE and LS half-life extension technologies, especially in I&I indications, demonstrating whether they are safe or effective for long-term treatment in patients. The long-term safety and efficacy of these technologies and the extended half-lives and exposure profiles of our programs compared to currently approved products are unknown.
We may ultimately discover that our investigational products developed with half-life extension technologies do not possess certain properties required for therapeutic effectiveness and could lead to adverse effects. We currently have only interim Phase 1 clinical data in healthy volunteers and nonclinical data regarding the increased half-life and drug clearance properties of our programs and the anticipated half-life extension and/or drug clearance properties of each of our product candidates may not be seen in participants in our clinical trials. In addition, programs using half-life extension technologies may demonstrate different chemical and pharmacological properties in participants than they do in laboratory studies. This technology and any programs resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways.
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
Preclinical and clinical development involve lengthy and expensive processes that are subject to delays and may result in uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.
Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. For example, we depend on the availability of NHPs to conduct certain preclinical studies that we are required to complete prior to submitting an IND or foreign equivalent and initiating clinical development. There is no guarantee that we will always be able to source NHPs for our drug development activities on our preferred timelines. The cost of obtaining NHPs for our future preclinical development activities could increase significantly if short or long term shortages occur in their availability. If we are unable to source NHPs on our preferred timelines, it could result in delays to our development timelines. Similarly, we may experience difficulty in conducting our clinical trials as planned if we are unable to enroll a sufficient number of participants in any such trial as a result of variables outside of our control. See the risk factor titled “If we encounter difficulties enrolling participants in our current and future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.”
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
•the prevalence and severity of the disease under investigation;
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
Additionally, our ability to successfully initiate, enroll, and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including, without limitation: difficulty in establishing or managing relationships with CROs and physicians; different standards for the conduct of clinical trials; different standard-of-care for patients with a particular disease; difficulty in locating qualified local consultants, physicians and partners; and potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.
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
Results of our nonclinical studies or clinical trials could reveal a high and unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics at any point in time during the development process for our product candidates. We cannot assure you that the future results of our nonclinical studies or clinical trials will not reveal such characteristics. If significant adverse events or undesirable side effects are observed in any of our current or future nonclinical studies or clinical trials, we may have difficulty recruiting participants to such trials, participants may drop out of our trials, or we may be required to cease or materially modify our development efforts of one or more programs. We, the FDA or other applicable regulatory authorities, or an EC/IRB, may suspend or require the material modification of any clinical trials of any program at any time for various reasons, including a belief that participants in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential products developed in the biotechnology industry that initially showed therapeutic promise in early-stage studies and trials have later been found to cause side effects that prevented their further development. Other potential products have shown side effects in nonclinical studies, which side effects do not present themselves in clinical trials in humans. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. In addition, an extended half-life could prolong the duration of undesirable side effects, which could also inhibit market acceptance. Treatment-emergent adverse events could also affect participant recruitment or the ability of enrolled participants to complete our clinical trials or could result in potential product liability claims. Potential side effects associated with our product candidates may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from our product candidates may not be normally encountered in the general patient population and by medical personnel. In addition, safety findings associated with competing products or product candidates that target similar pathways could result in the FDA or comparable foreign regulatory authorities imposing restrictions on our clinical trials or product labeling or denying approval of our products. Any of these occurrences could harm our business, financial condition, results of operations and prospects significantly.
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
We have multiple product candidates, alone and in combination, in development for the same indication, IBD, and are developing one product candidate (SPY072) for RD. We may in the future develop our programs for other I&I indications. Each such program targets a single or multiple mechanisms of action that could provide differentiation from standard of care or each other. However, developing multiple programs for a single indication may negatively impact our business if the programs compete with each other. For example, if multiple programs are conducting clinical trials at the same time, they could compete for the enrollment of participants. In addition, if multiple product candidates are approved for the same indication, they may compete for market share, which could limit our future revenue.

We are conducting and may conduct future clinical trials for our programs at sites in the United States and various other jurisdictions, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
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
Further, conducting international clinical trials presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled participants in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs that could restrict or limit our ability to conduct our clinical trials, the administrative burdens of conducting clinical trials under multiple sets of foreign regulations, foreign exchange fluctuations, as well as political and economic risks relevant to foreign countries. For additional disclosures regarding political and economic risks involved with international clinical trials, see the risk factor titled “Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, U.S. elections, international or geopolitical events, such as the conflict between Russia and Ukraine, recent events in Venezuela, and conflicts in the Middle East, the implementation of measures that restrict international trade or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.”
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
The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates, including SPY001, SPY002, SPY072 and SPY003, alone or in combination, we must demonstrate through lengthy, complex and expensive nonclinical studies and clinical trials that our product candidates are both safe and effective for each targeted indication. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Further, our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication; the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval; serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates; we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials; the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials; the FDA or the applicable foreign regulatory authority may disagree regarding the formulation, labeling and/or the specifications of our product candidates; the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval. In addition, the FDA and comparable foreign regulatory authorities may undergo leadership changes, change their policies, issue additional regulations or revise existing regulations, or take other actions, which may impact our clinical development plans or prevent or delay approval of our programs under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals and increase the costs of compliance.
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
Manufacturing biologics is highly susceptible to losses due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. The impact to drug supply may be compounded by the long lead times needed to manufacture additional drug product due to plant capacity limitations or other potential restrictions at our CMOs. In some cases, even minor deviations from normal manufacturing processes may result in reduced production yields, lot failures, product defects, product liability claims, or other supply disruptions. If issues arise at our third-party manufacturers’ facilities, such facilities may need to be closed for an extended period of time to investigate and remedy the issues, which could delay clinical trials and adversely affect our business. Problems in third-party manufacturing process or facilities could restrict our ability to ensure sufficient clinical material for our clinical trials or delay or prevent us from obtaining marketing approval.

Scaling up a biologic manufacturing process can be a difficult task and is associated with additional risks, including cost overruns, process scale-up, process reproducibility, stability issues, compliance with current good manufacturing practices (“cGMPs”), lot consistency and timely availability of sufficient quantity of raw materials. Even if we obtain regulatory approval for any of our product candidates, manufacturers may not be able to manufacture the approved product to specifications acceptable to the FDA or other comparable foreign regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our third-party manufacturers are unable, or decide not, to adequately validate or scale-up the manufacturing process at our current manufacturers’ facilities, we will need to transfer to another manufacturer and complete the manufacturing validation process, which can be lengthy. If our manufacturers are unable to produce sufficient quantities of drug substance and/or drug product for clinical trials or for commercialization we will need to identify and negotiate with other CMOs an agreement for clinical and/or commercial supply and it is not certain we will be able to come to agreement timely or on terms acceptable to us, which would likely jeopardize our ability to provide any product candidates to trial subjects in clinical trials and products to patients, if approved.
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
We believe that any of our product candidates approved as biologics under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not accord our product candidates reference product exclusivity relative to biosimilar products, potentially creating the opportunity for competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing.
Even if we receive regulatory approval of our product candidates, we will be subject to extensive ongoing post marketing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with post marketing regulatory requirements or experience unanticipated problems with our products.
Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product, may impose significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval trial or risk management requirements. For example, the FDA may require a risk evaluation and mitigation strategy in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or comparable foreign regulatory authorities approve our product candidates, our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export will be subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with current cGMPs, good pharmacovigilance practices (“GVPs”) and GCPs for any post-approval trials that we conduct following approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs. Following approval, sponsors are also subject to continual review and periodic, unannounced inspections for compliance with GVPs.
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
We may be negatively impacted by changes in law or other policy, including healthcare reform initiatives.
Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay development of or regulatory approval of our product candidates and/or increase our manufacturing costs, general operating costs or other costs. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we fail to adequately prepare for the impacts of or are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our product candidates may be delayed in obtaining regulatory approval or may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. In addition, the impact of legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current presidential administration on us and the pharmaceutical industry as a whole is unclear. These government actions could cause delays in our business plans, increase the cost of execution of our business plans or otherwise have a material adverse effect on our business. For example, the federal government recently announced tariffs on goods imported from China and other countries, which have been followed by threatened or enacted counter-measures by certain countries. These measures could impact the cost of manufacturing our product candidates for our ongoing and planned clinical trials and may increase other costs such as import and export costs across different jurisdictions, costs of drug product and clinical trial supplies, and other costs of running our trials and executing on our business plans, which could negatively impact our financial position. We may seek alternative or additional sources for our drug substance or drug product for our clinical trials, clinical trial sites, or service providers, which could negatively impact our expected costs, timelines and business plan. Additionally, the BIOSECURE Act enacted as part of the FY 2026 National Defense Authorization Act has the potential to severely restrict our ability to purchase services or products from, or otherwise collaborate with, certain Chinese “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. If any of our CMOs are identified as a BCOC, we could be required to switch or move development of our product candidates from one CMO to another, and as a result we may incur additional development costs or delays in manufacturing product for clinical trials or commercialization. In the U.S., in recent years, the pharmaceutical industry has been a particular focus of healthcare reform efforts and has been significantly affected by major legislative, administrative and executive initiatives addressing drug pricing and payment, access to healthcare or funding of healthcare as well as more general actions affecting federal budgets and tariffs. See the section titled “Business – Government Regulation – Healthcare Reform” in this Annual Report for a more detailed description of healthcare reform measures that may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations, patients and others will be subject to applicable healthcare regulatory laws, which could expose us to penalties.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. In the U.S., these laws include, but are not limited to the following, some of which are likely to apply only if or when we obtain marketing approval for a product candidate:
•federal false claims, false statements, and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;
•the federal anti-kickback law, which prohibits, among other things, persons from offering, soliciting, receiving, or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
•the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•the FDCA, which among other things, strictly regulates drug marketing, prohibits manufacturers from marketing products prior to approval or for off-label use and regulates the distribution of samples;
•federal laws that require pharmaceutical manufacturers to calculate, report and certify certain complex product prices and other data to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs, which data may be used in the calculation of reimbursement and/or discounts on approved products;
•the federal Open Payments (or federal “sunshine” law), which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers to the Center for Medicare & Medicaid Services within the U.S. Department of Health and Human Services for re-disclosure to the public, as well as ownership and investment interests held by physicians and their immediate family members;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•analogous state laws and regulations, including state anti-kickback and false claims laws, consumer protection and unfair competition laws and laws governing privacy, security and breaches of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•state laws that require pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers, report drug product pricing information, financial interactions with health care providers, or marketing expenditures and/or require the registration of pharmaceutical sales representatives.

The distribution of biopharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.
See the section titled “Business – Government Regulation – Other Healthcare Laws and Compliance Requirements” in this Annual Report for a more detailed description of certain laws that may affect our ability to operate.

Ensuring compliance is time-consuming and costly. If and when one of our product candidates is approved, our compliance efforts will need to expand and evolve to address newly applicable laws. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices are non-compliant. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our business, financial condition, results of operations, and prospects.
Even if we are able to commercialize any product candidates, due to unfavorable pricing regulations and/or third-party coverage and reimbursement policies, we may not be able to offer such product candidates at competitive prices, which would seriously harm our business.
We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. Our ability to successfully commercialize any product candidates that we may develop will depend in significant part on the extent to which reimbursement for these product candidates and related treatments will be available from government health administration authorities, government health benefit programs, private health insurers, such as managed care plans, and other organizations. Government authorities and other third-party payors decide which medications they will pay for and establish reimbursement levels. Government authorities and other third-party payors have attempted to control costs by restricting coverage, controlling utilization and limiting the amount of reimbursement for particular medications. Third party payors may take action to encourage use of other products perceived to be clinically superior or more cost effective which may limit demand for our products. Our ability to commercialize our product candidates successfully may also be adversely affected by discounts or rebates that we are required to provide in order to ensure coverage of our products and compete in the marketplace. Additionally, if any of our product candidates is approved and we are found to have improperly promoted off-label uses of those product candidates, we may become subject to significant liability, which would materially adversely affect our business and financial condition. See the sections titled “Business – Government Regulation – Coverage and Reimbursement” and “Business – Government Regulation – Regulation in the European Union” in this Annual Report for a more detailed description of the government regulations and third-party payor practices that may affect our ability to commercialize our product candidates.
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
We may seek a breakthrough therapy, fast track, or other designation for appropriate product candidates. Designations such as these are within the discretion of the FDA, or other comparable foreign regulatory authorities. The receipt of a designation for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify under one of FDA’s designation programs, the FDA may later decide that the products no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Additionally, changes in the leadership of the FDA and other actions taken by the presidential administration, including mass layoffs within the federal government, may impose constraints on the FDA’s ability to engage in activities in the normal course and may result in reductions to the FDA’s budget, employees and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to take advantage of the benefits for the Fast Track Designation and progress development of our programs or obtain regulatory approval for our programs. See the section titled “Business – Government Regulation – United States Biologics Regulation – Expedited Development and Review Programs” in this Annual Report for a more detailed description of the process for seeking expedited designations such as fast track or breakthrough therapy designations.
Disruptions at the FDA and other government agencies, including as a result of the government shutdown, could negatively affect the review of our regulatory submissions, which could negatively impact our business.
The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including the government shutdown as well as statutory, regulatory and policy changes, inadequate government budget funding levels or a reduction in the FDA’s workforce and its ability to hire and retain key personnel, disruptions caused by government shutdowns and public health crises. There have been mass layoffs of federal employees since the start of the current presidential administration in January 2025, the full impact of which is unclear at this time. Such disruptions could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the presidential administration has made and is expected to continue to make significant changes in the leadership of the FDA and other U.S. federal regulatory agencies and changes to U.S. federal government policy that have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the FDA.

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
Additionally, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including FDA and the Center for Medicare & Medicaid Services, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.
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
Geopolitical instability in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of patent applications and the maintenance, enforcement or defense of issued patents. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected. In addition, a European Unified Patent Court (“UPC”) entered into force on June 1, 2023. The UPC is a common patent court that hears patent infringement and revocation proceedings effective for member states of the EU. This could enable third parties to seek revocation of a European patent in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. Given that we own or license certain European patents or applications for our current pipeline, any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce or defend the validity of any European patents we may obtain. We may decide to opt out from the UPC any future European patent applications that we may file and any patents we may obtain. If certain formalities and requirements are not met, however, such European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that future European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC, or that we will have the ability to opt out of the UPC in the future.
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

Our technology licensed from various third parties may be subject to retained rights or may be affected by our failure to comply with obligations under license agreements or other disruptions to business relationships with licensors resulting in loss of license rights that are important to our business.

Our current or future licensors may retain certain rights under the relevant agreements with us, including the right to use the underlying technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether our licensors limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse. In addition, under our license agreements, we may be generally responsible for bringing any actions against third parties for infringing on the patents we have licensed. Certain of our license agreements may also require us to meet development thresholds to maintain the license, including establishing a set timeline for developing and commercializing products. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties may seek regulatory approval of, and to market, products identical to ours or we may be required to cease our development and commercialization of one or more product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and growth prospects. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•the scope of rights granted under the license agreement and other interpretation-related issues;
•the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•the sublicensing of patent and other rights to third parties under our collaborative development relationships;
•our diligence obligations under the license agreement with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates and what activities satisfy those diligence obligations;

•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•the priority of invention of patented technology.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or broaden what we believe to be the scope of the licensor’s rights to our intellectual property and technology, or increase what we believe to be our financial or other obligations under the relevant agreement, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. It is also possible that a third party could be granted limited licenses to some of the same technology, in certain circumstances. Any such events could result in the loss of our ability to develop and commercialize one or more product candidates or we could lose other significant rights, any of which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

We have limited foreign intellectual property rights and may not be able to protect our intellectual property and proprietary rights throughout the world.

We have limited intellectual property rights outside of the United States. Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of foreign countries do not protect intellectual property rights to the same extent as the federal and state laws of the United States. In addition, intellectual property license agreements we enter into may not always include worldwide rights. Consequently, we may not be able to prevent third parties from using our intellectual property in all countries outside the United States, or from selling or importing products made using our intellectual property in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is difficult or impractical. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology and pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products against third parties in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our patents and intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Moreover, the initiation of proceedings by third parties to challenge the scope or validity of our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have invoked compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

The intellectual property landscape around engineered antibodies is highly dynamic, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and may prevent, delay or otherwise interfere with our product discovery and development efforts.

Due to the intense research and development that is taking place in the field of engineered antibodies, including by us and our competitors, the intellectual property landscape is evolving and in flux, and it may remain uncertain for the coming years. There may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third party, intellectual property and proprietary rights in the future.

Our commercial success depends upon our ability and the ability of our collaborators and licensors to develop, manufacture, market, and sell any product candidates that we may develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates we may develop, including interference proceedings, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the EPO. Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which we are developing our product candidates and they may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit.

As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of therapies, products or their methods of use or manufacture. We are aware of certain third-party patent applications that, if issued, may be construed to cover some of our product candidates. There may also be third-party patents of which we are currently unaware with claims to technologies, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents.

Because of the large number of patents issued and patent applications filed in our field, third parties may allege they have patent rights encompassing our product candidates, technologies or methods. Third parties may assert that we are employing their proprietary technology without authorization and may file patent infringement claims or lawsuit against us, and if we are found to infringe such third-party patents, we may be required to pay damages, cease commercialization of the infringing technology, or obtain a license from such third parties, which may not be available on commercially reasonable terms or at all.

Our ability to commercialize our product candidates in the United States and abroad may be adversely affected if we cannot obtain a license on commercially reasonable terms to relevant third-party patents that cover our product candidates. Even if we believe third-party intellectual property claims are without merit, there can be no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize any product candidates we may develop and any other product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there can be no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such patents are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing, and marketing impacted product candidates we may develop and our technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize certain product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing the infringing technology or product candidates. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects.

Defense of third-party claims of infringement of misappropriation, or violation of intellectual property rights involves substantial litigation expense and would be a substantial diversion of management and employee time and resources from our business. Some third parties may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, financial condition, results of operations and prospects. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and prospects.
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

In addition, we currently rely on foreign CROs and CMOs, including WuXi Biologics, and will likely continue to rely on foreign CROs and CMOs in the future. We or the foreign CROs or CMOs we work with may be subject to U.S. legislation, including the BIOSECURE Act included as part of the FY 2026 National Defense Authorization Act, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies or disrupt our supply chain. For example, in April 2025, the United States government imposed significant tariffs on imports from China and other countries and may impose more restrictions on goods, including biologically derived substances, manufactured in or imported from China or impose other restrictions on companies’ ability to work with Chinese biotechnology companies. We are in the process of creating manufacturing capabilities with third parties outside of China, including within the United States, and have taken several measures to strengthen our supply chain in the event that our manufacturers are impacted; however, to the extent the aforementioned restrictions or future tariffs are applicable to the material we import from China and other countries or if we are not able to secure supply of our product candidates as a result of applicable legislation, our business and financial condition could be adversely affected despite our mitigation efforts.
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
Moreover, our CMOs may experience manufacturing difficulties due to resource constraints, supply chain issues, proposed or actual legislative changes or requirements, or as a result of labor disputes or unstable political environments, including tariffs and restrictions imposed by the United States or other foreign governments on goods required for the operation of their business. If any CMOs on which we will rely fail to manufacture quantities of our product candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition and prospects could be materially and adversely affected. In addition, our CMOs and other third parties are responsible for transporting temperature-controlled materials that can be inadvertently degraded during transport due to several factors, rendering certain batches unsuitable for trial use for failure to meet, among others, our integrity and purity specifications. We and any of our CMOs may also face product seizure or detention or refusal to permit the import or export of products or increased costs as a result of tariffs on imports imposed by the United States or other foreign governments. Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our anticipated timelines, potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our nonclinical studies and clinical trials or the approval of any of our product candidates by the FDA, resulting in higher costs or adversely impact commercialization of our product candidates. See the section titled “Business – Manufacturing and Supply” in this Annual Report a more detailed description of our manufacturing plans and assumptions and the factors that may affect the success of our programs.
Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business
In order to successfully implement our plans and strategies, we will need to grow the size of our organization and we may experience difficulties in managing this growth.
We expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical drug development, technical operations, clinical operations, regulatory affairs and, potentially, commercial operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial personnel and systems and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the experience of our management team, who have only worked together for a limited time in managing a public company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel.
We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
We are a clinical stage biotechnology company with a limited operating history, and, as of December 31, 2025, we had 102 employees. We have been and will continue to be highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any such officers and other principal members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
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
Our internal information technology systems, as well as those of any of our CROs, manufacturers, other contractors or consultants, third-party service providers, and potential future collaborators, are subject to the risk of failure, security breaches, data privacy incidents, or other unauthorized or improper access to, use of, or destruction of proprietary, confidential, employee, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand, and material disruption to our business.

To achieve our business objectives, we depend on our own internal IT systems and networks, as well as those of third parties and their vendors. These systems are used to process and store sensitive data—including confidential research, business plans, financial information, intellectual property, trade secrets and various personal data that may be legally protected. They also play a critical role in maintaining the continuity of our supply chain and operations, and are integral to many of the products provided to customers.
Although we have implemented security measures designed to protect our information systems and the data they store, the size and complexity of these systems—and the increasing volume of information maintained on our internal IT systems and those of our third-party CROs, other contractors (including clinical trial sites), service providers, supply chain partners, and consultants—make them potentially vulnerable to a range of risks. These risks include breakdowns or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties. Such incidents could compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. The evolving use of AI by malicious actors is expected to further intensify cybersecurity threats. For example, AI can be leveraged to develop adaptive malware, generate highly convincing phishing or impersonation attacks (such as deepfakes), or automate the discovery and exploitation of software vulnerabilities, thereby increasing the likelihood and sophistication of future attacks.
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
To the extent that any disruption or security breach were to result in loss, destruction, unavailability, alteration or dissemination of, or damage to, our data or applications, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage and the development and commercialization of our product candidates could be delayed. Even prompt detection and response may not fully mitigate impacts, and remediation efforts could divert management attention and increase costs. The use of AI by attackers may also contribute to faster, more coordinated attacks that evade traditional detection methods, placing additional pressure on our security infrastructure and incident response capabilities. Further, our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in, or failure or security breach of, our systems or third-party systems where information important to our business operations or commercial development is stored.
Our fully-remote workforce may create additional risks for our information technology systems and data because our employees work remotely and utilize network connections, computers, and devices working at home, while in transit and in public locations. Remote work may increase exposure to insecure networks, device loss, and compromised credentials. Additionally, business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. For further discussion of our evolving privacy and data security compliance obligations, see “Business - Government Regulation - Data Privacy and Cybersecurity Requirements (U.S.)” and “Regulation in the European Union - European Data and Security Laws.”
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
Our contracts may not always include limitations of liability, and even when such provisions are present, there can be no assurance that they will be adequate to protect us from liabilities, damages, or claims arising from our data privacy and security obligations. We can also not guarantee that our cybersecurity insurance coverage will be sufficient to protect us from or mitigate liabilities arising out of our privacy and security practices or that such coverage will continue to be available on commercially reasonable terms or at all. Moreover, even robust cybersecurity and privacy controls under frameworks such as the National Institute of Standards and Technology ("NIST") cannot eliminate all risk, and we have identified cybersecurity risks that, if realized, are reasonably likely to materially affect us.
Our expanding use of AI exposes us to operational, regulatory, legal, and ethical risks that could adversely affect our business, reputation, financial condition, and results of operations.

We increasingly develop, procure, and deploy AI and machine learning (ML) tools across our operations. While these tools may create efficiencies, they also introduce material risks related to data quality and bias, transparency and explainability, validation and lifecycle management, cybersecurity, intellectual property, privacy, discrimination, liability, and third-party dependencies. Errors or bias in AI outputs, inadequate monitoring, or insufficient documentation could impair clinical development, pharmacovigilance, manufacturing quality, or commercial activities, resulting in delays, higher costs, product or batch actions, or reputational harm.

The emergence of AI and other technologies may exacerbate other risks, including those related to regulation, litigation, compliance issues, ethical concerns, confidentiality, and data privacy or security. For example, regulatory uncertainty related to AI or other emerging technologies may require significant resources to adjust business practices to comply with developing laws. Several governmental authorities have already proposed or enacted laws and other guidance governing AI.

For example, in the United States, the FDA has outlined a risk based credibility framework for AI used to support drug and biologics development, signaling expectations for context of use validation, lifecycle maintenance, traceability, and explainability, and continues to oversee AI/ML enabled medical devices; these expectations could increase development costs and elongate review. These and other developing obligations may prevent or make it harder for us to conduct or enhance our business using AI, or lead to regulatory fines, penalties, or other liability. Further, use of AI technologies could lead to unintended consequences, such as data leakage, healthcare fraud and abuse, cybersecurity incidents, intellectual property infringement, or unintended biases. Our AI use must also comply with privacy regimes, including the UK GDPR and EU GDPR (e.g., restrictions on automated decision making and profiling, and stringent transparency and data subject rights). Divergent and evolving requirements across jurisdictions may require region specific controls, duplicated validation, or delayed deployments; failure to comply could lead to investigations, fines, injunctions, adverse regulatory outcomes, litigation, loss of market access, or reputational damage.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards ("NOLs"), and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage over a 3-year period. Upon certain events since our conversion from a Delaware limited liability company to a Delaware corporation in 2015, it is possible that we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which are outside of our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs and other pre-change tax attributes to offset U.S. federal taxable income or taxes may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
We, and the third parties upon whom we rely, are or may become subject to numerous domestic and foreign laws, regulations, and standards governing privacy, data protection, and information security, as well as contractual and ethical obligations, many of which overlap or conflict and are subject to changing interpretations. As noted, these include the HIPAA/HITECH framework for protected health information in certain contexts; the amended CCPA and approximately 19 other comprehensive state privacy laws and their implementing regulations; state health data laws; federal and state consumer protection laws; data breach notification statutes; and the DOJ Bulk Data Rule. Outside the United States, we are subject to the GDPR, the DPA 2018, DUAA, CTR, the ePrivacy Directive, among others. These regimes impose obligations such as purpose limitation, data minimization, security safeguards, vendor contracting, impact/risk assessments, transparency and individual rights, breach notification, and restrictions on automated decision-making and profiling. New and proposed laws increasingly emphasize data localization and restrictions on cross-border transfers, and regulators have signaled heightened enforcement. Failure or perceived failure by us or our third parties to comply with any of these requirements could result in investigations, enforcement actions, litigation (including class claims), fines and penalties, remedial orders, restrictions on processing, reputational harm, increased compliance and operational costs, and other adverse consequences that could materially and negatively affect our business, financial condition and results of operations. See the section titled “Business – Government Regulation – Data Privacy and Cybersecurity Requirements (U.S.)" and related international data protection disclosures” in this Annual Report for a more detailed description of the laws that may affect our ability to operate.

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
The market price of our common stock has been, and may continue to be, subject to significant fluctuations. Market prices for securities of clinical-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
•geopolitical instability and government actions, including the ongoing military conflict in Ukraine, conflicts in the Middle East, recent events in Venezuela, geopolitical tensions between the United States and other countries, including China, and the implementation of measures that restrict international trade by the United States, China or other governments;
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
We expect that we will need significant additional capital to fund our current and future operations, including to complete ongoing and potential preclinical and clinical trials for our product candidates. To raise capital, we may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. As a result, our stockholders may experience additional dilution, which could cause our stock price to fall.
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
From time to time, we may be subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, securities litigation, employment matters, security of patient and employee personal information, contractual relations with collaborators and licensors and intellectual property rights. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations or cash flows.
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
We are no longer a “smaller reporting company,” as of January 1, 2025 and, as a result, we are required to comply with various disclosure and compliance requirements that did not previously apply, such as the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, the requirement that we hold a nonbinding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved, the requirement to provide full and more detailed executive compensation disclosure and the reduction in the amount of time for filing our periodic and annual reports. Compliance with these additional requirements increases our legal and financial compliance costs and causes management and other personnel to divert attention from operational and other business matters to these additional public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to delisting proceedings by the stock exchange on which our common shares are listed, or sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
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
Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, U.S. elections, international or geopolitical events, such as the conflict between Russia and Ukraine, recent events in Venezuela, and conflicts in the Middle East, the implementation of measures that restrict international trade or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, especially in light of recent comments and executive orders made by the Trump administration, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotechnology areas), tighter credit, higher interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, us and our business partners and suppliers. The United States has previously announced tariffs on imports from most countries, including significant tariffs on imports from Canada, Mexico and China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. There is substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified or suspended. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, geopolitical uncertainties, international conflicts and government actions, including the ongoing military conflicts between Russia and Ukraine, recent events in Venezuela, and conflicts in the Middle East involving Israel and various other parties, including Iran, Hamas and Hezbollah, as well as other conflicts in the region, rising tensions with China and the implementation of tariffs, sanctions, export or import controls, and other measures that restrict international trade by the United States, China or other governments, have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.
We may in the future experience disruptions as a result of such macroeconomic conditions, including delays or difficulties in initiating or expanding clinical trials and manufacturing or shipping sufficient quantities of materials. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition. For example, our business may be generally exposed to the impact of political or civil unrest or military action. While we do not have any employees or offices in Ukraine, Venezuela, Russia or countries in the Middle East, including Israel, we do have third-party partners with locations in Europe, South America and the Middle East, which may be affected by the ongoing conflicts affecting such countries. In addition, we are pursuing sites for our Phase 2 platform trial in Israel and Ukraine. These sites may be materially impacted by the increasing military conflicts in Europe and the Middle East, could result in difficulties enrolling and retaining participants and/or delivering drug samples in such areas on schedule and cause delay in our clinical trials and/or increase trial costs. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic or political climate and financial market conditions could adversely impact our business.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.  CYBERSECURITY
In the ordinary course of business, we collect, use, store, and transmit digitally confidential, sensitive, proprietary, personal, and health-related information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we have implemented processes using the cybersecurity risk framework published by the NIST designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by a dedicated information technology team, which is led by our Vice President, Information Technology ("IT"), and include mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. Our cybersecurity risk management processes also incorporate the use of automated and data-driven tools provided by third-party vendors to support threat detection, monitoring, and incident response, and are designed to address evolving cybersecurity threats, including those that may be enabled by artificial intelligence. Specific measures include regular penetration and vulnerability testing, data recovery testing, security audits, and ongoing risk assessments. We conduct due diligence on and audits of key technology vendors, contract research organizations (CROs), and other third-party contractors and suppliers. Additionally, we conduct employee training that covers identifying threats (phishing, social engineering), secure practices (strong passwords, multi-factor authentication, safe internet use, data handling), and incident response (reporting procedures), turning employees into the first line of defense through regular, engaging education on topics like malware, remote work security, physical security, cloud security, mobile devices, and social media risks. We also regularly consult with outside advisors and experts. Their assistance helps us assess, identify, and manage cybersecurity risks, anticipate future threats and trends, and understand their potential impact on our risk environment.

Our Vice President, IT, who reports directly to our Chief Financial Officer, has over 26 years of experience managing information technology and cybersecurity matters and is certified as a Certified Information Systems Security Professional. Together with other members of our senior leadership team, our Vice President, IT is responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. In the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, "Risk Factors".
The Board of Directors, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which is comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risks. The Audit Committee receives regular updates on cybersecurity and information technology matters and related risk exposures from our Vice President, IT, as well as other members of the senior leadership team. The Board also receives updates from management and the Audit Committee on cybersecurity risks on at least an annual basis.
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
As of February 12, 2026, there were approximately 24 stockholders of record of our common stock based on information provided by our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Nasdaq Biotechnology Index for the period from December 31, 2020 through December 31, 2025. The figures represented below assume an investment of $100 in our common stock at the closing price of $196.75 on December 31, 2020 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on December 31, 2020 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.
During 2023, the Company completed a reverse merger, which brought in an entirely new pipeline of product candidates targeting IBD, and refreshed the Board and executive team to lead development of this new pipeline and sunset legacy asset development. Additionally, the Company has since expanded its pipeline into RD. The graph below includes pre-reverse merger stock performance, which is not relevant to Spyre's current stock performance.

Comparison of Cumulative Total Shareholder Return
Among Spyre Therapeutics, Inc., NASDAQ Biotechnology Index, and the Nasdaq Composite Index
$200
$150
$100
$50
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Spyre Therapeutics, Inc. (SYRE)
NASDAQ Biotechnology
Nasdaq Composite Index

Company/Index	2020	2021	2022	2023	2024	2025
Spyre Therapeutics, Inc. (SYRE)	$100.00	$60.36	$5.72	$10.94	$11.83	$16.65
NASDAQ Biotechnology	$100.00	$100.02	$89.90	$94.03	$93.49	$124.75
Nasdaq Composite Index	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we”, “us”, “our”, “the Company,” “Aeglea BioTherapeutics, Inc.” or “Spyre” refers to Spyre Therapeutics, Inc. and its consolidated subsidiaries taken as a whole.
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
Through the Asset Acquisition, we received the option to license certain intellectual property rights related to four research programs (collectively, the "Option"). On July 12, 2023, we exercised the Option with respect to one of these research programs to be granted an exclusive license to all of Paragon's rights, title and interest in and to intellectual property rights, including inventions, patents, sequence information and results, under SPY001, our α4β7 integrin program, to develop and commercialize antibodies and products worldwide in all therapeutics disorders. On December 14, 2023, we exercised the Option under the Paragon Agreement to be granted an exclusive license to all of Paragon’s rights, title and interest in and to intellectual property rights, including inventions, patents, sequence information and results, under SPY002, our TL1A program, to develop and commercialize antibodies and products worldwide in all therapeutics disorders. On June 5, 2024, we exercised the Option under the Paragon Agreement to be granted an exclusive license to all of Paragon’s rights, title and interest in and to intellectual property rights, including inventions, patents, sequence information and results, under SPY003, our IL-23 program, to develop and commercialize antibodies and products worldwide solely in inflammatory bowel disease ("IBD") indications. The License Agreements pertaining to SPY001 and SPY002 between the Company and Paragon were executed in the second quarter of 2024, and the License Agreement pertaining to SPY003 was executed in October 2024 and subsequently amended and restated on February 24, 2025. Furthermore, as of the date of this Annual Report, the Option remains unexercised with respect to the intellectual property rights related to the last remaining research program under the Paragon Agreement. See discussion in Part I, Item 1 “Business - Intellectual Property” for further discussion of our intellectual property.
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
Business and Macroeconomic Conditions
The extent of the impact of macroeconomic events and conditions, including inflation, increasing interest rates, increasing financial market volatility and uncertainty, the impacts of geopolitical instabilities and government actions, including the ongoing military conflict in Ukraine, conflict between Israel and various other parties, recent events in Venezuela, geopolitical tensions between China and the United States, and the implementation of tariffs, sanctions, export or import controls, and other measures that restrict international trade by the United States, China or other governments, and their potential supply chain impact, and public health pandemics on our operational and financial performance will continue to depend on certain developments, including the impact on our clinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. Adverse effects of these large macroeconomic conditions have been prevalent in many of the areas where we, our clinical research organizations ("CROs"), suppliers or third-party business partners conduct business and as a result, we may experience disruptions in our operations. We have experienced and may in the future experience such disruption or delays due to these factors as well as delays due to labor shortages and supply chain disruptions in distribution of clinical trial materials, trial monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. As of the filing date of this Annual Report, the extent to which these macroeconomic events and conditions may impact our financial condition, results of operations or guidance is uncertain. The effect of these macroeconomic events and conditions may not be fully reflected in our results of operations and overall financial performance until future periods. See Part I, Item 1A “Risk Factors” for further discussion of the possible impact of these macroeconomic conditions on our business.
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
For the year ended December 31, 2023, we recognized revenue of $0.9 million under the Immedica Agreement. The total revenue generated during the year ended December 31, 2023 was attributable to the PEACE Phase 3 trial and PIP trials, drug supply, and royalties from an early access program in France.
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
The milestone payments are contingent on formal reimbursement decisions by national authorities in key European markets and pegzilarginase approval by the FDA, among other events. Subject to the terms of the contingent value rights agreement (the "CVR Agreement") we entered into with Equiniti Trust Company LLC (f/k/a American Stock Transfer & Trust Company LLC) as rights agent in connection with the Asset Acquisition, the upfront payment and contingent milestone payments actually received by us during the CVR term, net of expenses and adjustments, will be distributed to holders of our CVRs (as defined below) pursuant to the CVR Agreement.
During the twelve months ended December 31, 2025, the Company recognized a gain of $10.0 million within Gain on Sale of in-process research and development, for achieving certain reimbursement decision milestones during the period. As of December 31, 2025, $3.0 million remains outstanding and reflected in Prepaid expenses and other current assets. There was no similar gain during the twelve months ended December 31, 2024 nor similar receivable as of December 31, 2024.
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
•the timing and receipt of regulatory approvals, if any; and
•macroeconomic events and conditions, including inflation, increasing interest rates, increasing financial market volatility and uncertainty, the impact of geopolitical instabilities and government actions, including ongoing military conflict in Ukraine, conflict in Israel and surrounding areas, recent events in Venezuela, geopolitical tensions between China and the United States, and the implementation of tariffs, sanctions, export or import controls, and other measures that restrict international trade by the United States, China or other governments, and its potential supply chain impact, and public health pandemics.
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
Income taxes
During the year ended December 31, 2024, we completed the merger of our nine U.S. subsidiaries (the "Former Subsidiaries") with and into our parent company, Spyre Therapeutics, Inc. In addition, we dissolved our subsidiaries in the United Kingdom and Ireland in 2026 and 2025, respectively, both of which had not had any operational activity since the closing of the Asset Acquisition. We filed a consolidated U.S. corporate federal income tax return for the 2024 tax year for us and our Former Subsidiaries.
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

We accrue for expenses resulting from obligations under the Paragon Agreement and agreements with CROs, CMOs, and other outside service providers for which payment flows do not match the periods over which materials or services are provided to us. We record accruals based on estimates of services received and efforts expended pursuant to agreements established with Paragon, CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. We make significant judgments and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to Paragon, a CRO, a CMO, or an outside service provider, the payments will be recorded as a prepaid asset which will be amortized as the contracted services are performed. As actual costs become known, we adjust our accruals. Inputs, such as the services performed, the number of patients enrolled, or the trial duration, may vary from our estimates, resulting in adjustments to research and development expense in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our results of operations. However, there have been no material changes in estimates for the periods presented.
License Agreements Contingent Milestone Payments
The Company’s license agreements include specific development, regulatory, and clinical milestone payments that are payable upon the resolution of a contingency, such as upon the selection of a development candidate, first dosing of a human patient in clinical trials or receipt of the Food and Drug Administration’s (“FDA”) approval of a Spyre drug. The achievement of these milestone payments involves many factors outside of the Company’s control and therefore the associated likelihood can therefore not be considered probable until the related contingency is resolved. Based on the preceding, the Company accrues each milestone payment upon the achievement of the applicable milestone event.
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
Contingent Value Rights Liability
On July 3, 2023, we issued contingent value rights ("CVRs") to certain of our securityholders of record as of the close of business on that date (the "Legacy Stockholders"), but these were not issued to holders of shares of common stock or preferred stock issued to former stockholders of Pre-Merger Spyre or the investors (the "June 2023 Investors") in the June 2023 PIPE. Each CVR entitles the holder thereof to receive certain cash payments from proceeds received by the Company prior to the third anniversary of the CVR Agreement, if any, related to the disposition or monetization of certain legacy assets owned by us prior to the Asset Acquisition (the "Legacy Assets"). Certain contingent payments under the CVR Agreement qualify as derivatives under ASC 815, Derivatives and Hedging, and are recorded as a liability on the balance sheet as of December 31, 2025 and December 31, 2024. The CVR liability is considered a Level 3 instrument that is initially measured at its estimated fair value on the transaction date and subsequently remeasured at each reporting date with changes recorded in the consolidated statement of operations. The determination of the initial and subsequent fair value of the CVR liability requires significant judgment by management. Changes in any of the inputs not related to facts and circumstances existing as of the transaction date may result in a significant fair value adjustment, which can impact the results of operations in the period in which the adjustment is made. For example, changes in inputs related to the likelihood of regulatory approval increases or decreases as the regulatory approval process progresses and decisions or comments are issued by the applicable regulatory agencies.
Recently Issued Accounting Pronouncements
Information regarding recent accounting pronouncements is included in Item 8 of Part II, "Financial Statements and Supplementary Data", Note 2 in the "Notes to Consolidated Financial Statements" of this Annual Report.
Results of Operations
A discussion and analysis of our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 and a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2024 compared with the year ended December 31, 2023 is presented below.
Comparison of the Years Ended December 31, 2025 and 2024
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		Dollar Change	% Change
	2025	2024

		(in thousands)
Operating expenses:
Research and development	171,653	162,790	8,863	5%
General and administrative	47,909	45,776	2,133	5%
Gain on sale of in-process research and development asset	(10,000)	—	(10,000)	*
Total operating expenses	209,562	208,566	996	*
Loss from operations	(209,562)	(208,566)	996	*

Other income (expense):
Interest income	24,885	21,312	3,573	*
Other income (expense), net	29,459	(20,713)	50,172	*
Total other income	54,344	599	53,745	*
Loss before income tax expense	(155,218)	(207,967)	(52,749)	*
Income tax benefit (expense)	15	(51)	66	*
Net loss	$(155,203)	$(208,018)	$(52,815)	*
___________________________________________
*Percentage not meaningful
Research and development expenses increased by $8.9 million, or 5%, to $171.7 million for the year ended December 31, 2025, from $162.8 million for the year ended December 31, 2024. The increase was primarily driven by increased clinical development activities and higher headcount partially offset by lower early-stage research and development.

	Year Ended December 31,		Dollar Change	% Change
	2025	2024

	(in thousands)
External research and development expenses:
Preclinical	$16,016	$62,235	$(46,219)	(74)%
IBD	98,290	64,919	33,371	51%
Rheumatic diseases	16,552	—	16,552	*
Stock-based compensation (1)	—	14,459	(14,459)	(100)%
Legacy Aeglea assets	194	(906)	1,100	121%
Total external research and development expense	131,052	140,707	(9,655)	(7)%

Internal research and development expenses:
Compensation	22,893	11,728	11,165	95%
Stock-based compensation	16,270	9,112	7,158	79%
Other	1,438	1,243	195	16%
Total internal research and development expenses	40,601	22,083	18,518	84%
Total research and development expense	$171,653	$162,790	$8,863	5%

(1) For the year ended December 31, 2024, $14.5 million was recognized as stock compensation expense related to the Parapyre Option Obligation. There was no similar expense for the year ended December 31, 2025.

External research and development expenses include costs associated with third parties contracted to conduct research and development activities on behalf of the Company, including through Paragon, CROs, CMOs, and third-party laboratories. For the year ended December 31, 2025 and 2024, external research and development costs accounted for $131.1 million and $140.7 million, respectively. Preclinical expenses decreased primarily due to a reduction in early-stage research and development activities given our pipeline's advancement coupled with lower intellectual property license and sub-licensing fees. IBD expenses increased primarily due to increases in clinical development costs related to ongoing or planned clinical trials. Rheumatic diseases costs increased due to increases in manufacturing, clinical development costs, and intellectual property licensing and sub-licensing fees. External stock-based compensation decreased due to our obligations ending under the Parapyre Option Obligation.
Internal research and development expenses include compensation and related costs associated with our research and development employees. For the year ended December 31, 2025 and 2024, internal research and development costs accounted for $40.6 million and $22.1 million, respectively. The increase was primarily driven by an increase in research and development headcount.
General and Administrative Expenses. General and administrative expenses increased by $2.1 million, or 5%, to $47.9 million for the year ended December 31, 2025, from $45.8 million for the year ended December 31, 2024. The increase was primarily attributable to an increase in compensation costs due to an increase in general and administrative headcount.
Gain on Sale of In-Process Research and Development Asset. During the year ended December 31, 2025, the Company recognized a gain of $10.0 million for an achieved milestone related to the 2023 sale of the global rights of the legacy Aeglea asset pegzilarginase to Immedica, driven by a favorable reimbursement decision for pegzilarginase in Europe. There was no similar gain or loss during the year ended December 31, 2024.
Interest Income. Interest income was $24.9 million and $21.3 million for the year ended December 31, 2025 and 2024, respectively. The increase was primarily due to higher investment balances.
Other income, net. Other income, net for the year ended December 31, 2025 increased by $50.2 million versus the year ended December 31, 2024 primarily driven by changes in the fair value of the CVR liability, which was primarily driven by changes in the likelihood of achievement of certain milestones and receipt of certain cash consideration within the CVR term, changes in estimated reimbursement rates compared to reimbursement target rates, changes in estimated cash flow dates, and an increase in risk-adjusted discount rates, partially offset by time value of money adjustments.
Comparison of the Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		Dollar Change	% Change
	2024	2023

		(in thousands)
Revenue:
Development fee and royalty	—	886	(886)	(100%)
Total revenue	—	886	(886)

Operating expenses:
Research and development	162,790	89,504	73,286	82%
General and administrative	45,776	39,946	5,830	15%
Acquired in-process research and development	—	130,188	(130,188)	*
Gain on sale of in-process research and development asset	—	(16,449)	16,449	*
Total operating expenses	208,566	243,189	(34,623)	*
Loss from operations	(208,566)	(242,303)	(33,737)	*

Other income (expense):
Interest income	21,312	6,147	15,165	*
Change in fair value of forward contract liability	—	(83,530)	83,530	*
Other expense, net	(20,713)	(19,130)	(1,583)	*
Total other income (expense)	599	(96,513)	97,112	*
Loss before income tax expense	(207,967)	(338,816)	(130,849)	*
Income tax (expense) benefit	(51)	26	(77)	*
Net loss	$(208,018)	$(338,790)	$(130,772)	*
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
Research and development expenses increased by $73.3 million, or 82%, to $162.8 million for the year ended December 31, 2024, from $89.5 million for the year ended December 31, 2023. The increase was primarily driven by higher early-stage research and development and increased compensation costs partially offset by decrease in costs related to the Company's legacy rare disease pipeline.

	Year Ended December 31,		Dollar Change	% Change
	2024	2023

	(in thousands)
External research and development expenses:
Preclinical	$62,235	$37,130	$25,105	68%
IBD	64,919	6,017	58,902	979%
Stock-based compensation (1)	14,459	11,328	3,131	28%
Legacy Aeglea assets	(906)	18,187	(19,093)	(105)%
Total external research and development expense	140,707	72,662	68,045	94%
			—
Internal research and development expenses:			—
Compensation	11,728	6,801	4,927	72%
Stock-based compensation	9,112	2,910	6,202	213%
Other	1,243	7,131	(5,888)	(83)%
Total internal research and development expenses	22,083	16,842	5,241	31%
Total research and development expense	$162,790	$89,504	$73,286	82%

(1) For the years ended December 31, 2024 and 2023, $14.5 million and $11.4 million was recognized as stock compensation expense related to the Parapyre Option Obligation, respectively.
External research and development expenses include costs associated with third parties contracted to conduct research and development activities on behalf of the Company, including through Paragon, CROs, CMOs, and third-party laboratories. For the year ended December 31, 2024 and 2023, external research and development costs accounted for $140.7 million and $72.7 million, respectively. The increase was primarily due to increased costs associated with our IBD pipeline candidates, including preclinical and manufacturing activities coupled with intellectual property license fees, and stock compensation expense related to the Parapyre Option Obligation, partially offset by decreased costs related to the Company's legacy rare disease pipeline.
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
General and Administrative Expenses. General and administrative expenses increased by $5.8 million, or 15%, to $45.8 million for the year ended December 31, 2024, from $39.9 million for the year ended December 31, 2023. The increase was primarily due to an increase in stock-based compensation expense, inclusive of acceleration expense related to legacy Aeglea officers and directors, partially offset by reduction in compensation costs primarily associated with lower legacy severance costs, and reduction in lease termination costs that were incurred in the prior year.
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

Interest Income. Interest income was $21.3 million and $6.1 million for the twelve months ended December 31, 2024 and 2023, respectively. The increase was primarily due to higher investment balances.
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
Other expense, net. Other expense, net for the year ended December 31, 2024 increased by $1.6 million versus the year ended December 31, 2023, primarily driven by changes in the fair value of the CVR liability.
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
Since our inception and through December 31, 2025, we have funded our operations by raising an aggregate of approximately $1.6 billion of gross proceeds from the sale and issuance of convertible preferred stock and common stock, pre-funded warrants, the collection of grant proceeds, and the licensing of our product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East. As of December 31, 2025, we had an accumulated deficit of $1.1 billion.
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

During the year ended December 31, 2024, we sold an aggregate of 777,432 shares of common stock under an at-the-market offering program at an average price per share of $26.935 resulting in net proceeds of approximately $20.5 million after deducting approximately $0.4 million of sales agent commissions and other offering costs.
In October 2025, we sold 17,094,594 shares of our common stock in an underwritten public offering, inclusive of 2,229,729 shares pursuant to the full exercise of the underwriters' over-allotment option, under our shelf registration statement on Form S-3 at a price per share of $18.50, resulting in net proceeds of $296.4 million after deducting approximately $19.9 million of underwriting discounts and other offering costs.
During the three and twelve months ending December 31, 2025, we sold an aggregate of 445,668 shares of common stock under an at-the-market offering program at an average price per share of $33.772 resulting in net proceeds of $14.8 million, after deducting $0.3 million of sales agent commissions and other offering costs.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Net cash and cash equivalents (used in) provided by:
Operating activities	$(169,252)	$(157,410)
Investing activities	(143,475)	(353,285)
Financing activities	309,025	410,906
Effect of exchange rate on cash, cash equivalents, and restricted cash	—	(3)
Net decrease in cash and cash equivalents	$(3,702)	$(99,792)
Cash Used in Operating Activities
Cash used in operating activities for the year ended December 31, 2025 was $169.3 million and reflected a net loss of $155.2 million adjusted for a $10.0 million non-operating gain on sale of in-process research and development, a $29.8 million decrease in the fair value of the CVR liability, $8.1 million in net accretion of discount on marketable securities and a $5.9 million change in net operating assets and liabilities driven primarily by timing of payments to vendors, partially offset by share-based compensation expense of $37.6 million.
Cash used in operating activities for the year ended December 31, 2024 was $157.4 million and reflected a net loss of $208.0 million. Our net loss coupled with $11.4 million in net accretion of discount on marketable securities and a $4.5 million net change in operating assets and liabilities and was partially offset by non-cash expenses, including $44.8 million in stock-based compensation and $20.4 million change in fair value of CVR liability. The net change in operating assets and liabilities was primarily driven by timing of payments to vendors.
Cash (Used in) Provided by Investing Activities
Cash used in investing activities for the year ended December 31, 2025 was $143.5 million and primarily consisted of $522.2 million in purchases of marketable securities, $7.0 million in proceeds from the sale of in-process research & development asset partially offset by $371.7 million in maturities and sales of marketable securities.
Cash used in investing activities for the year ended December 31, 2024 was $353.3 million and primarily consisted of $599.3 million in purchases of marketable securities, partially offset by $246.0 million in maturities and sales of marketable securities.

Cash Provided by Financing Activities
Cash provided by financing activities for the year ended December 31, 2025 was $309.0 million, which primarily consisted of the net proceeds of $296.4 million and $14.8 million from the issuance common stock in the October 2025 follow-on offering and the December 2025 at-the-market offering program, respectively, $3.3 million proceeds from stock option exercises and sales of common stock under our Employee Stock Purchase Plan, partially offset by a $5.3 million payment to CVR holders.
Cash provided by financing activities for the year ended December 31, 2024 was $410.9 million, which primarily consisted of the net proceeds from the issuance of the Series B Preferred Stock in the March 2024 PIPE of $168.9 million, $215.9 million and $20.5 million in net proceeds from the issuance of common stock in connection with the November 2024 Offering and the at-the-market offering program, respectively, and $7.5 million from proceeds from stock option exercises and sales of common stock under our 2016 Employee Stock Purchase Plan and the exercise of pre-funded warrants partially offset by a $1.4 million payment to CVR holders.
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
Contingent contractual obligations
Through the Asset Acquisition, we received the Option to license certain intellectual property rights related to certain research programs. The exercise of the Option allows for us to enter into an exclusive license agreement with Paragon for the respective research program. Thus far we have exercised the Option and entered into license agreements with respect to SPY001, SPY002, SPY072 and SPY003. Under the terms of each License Agreement, we are obligated to pay Paragon up to $22.0 million based on specific development, regulatory and clinical milestones for the first product under each agreement. As of December 31, 2025, we have incurred a total of $18.0 million of milestone fees out of a total maximum of $66.0 million in potential milestone fees across all License Agreements. As of December 31, 2025, no milestone fees remain outstanding and payable. With respect to the SPY002 License Agreement only, on a product by product basis, we are obligated to pay sublicensing fees of up to approximately $20.0 million upon the achievement of mostly commercial milestones. As of December 31, 2025, we have incurred $2.6 million of sublicensing fees of which none is outstanding and payable.
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

As of December 31, 2025, we held $756.5 million in cash, cash equivalents, marketable securities, and restricted cash, predominately all of which was denominated in U.S. dollars, and consisted primarily of investments in money market funds, commercial paper, U.S. government obligations, and corporate bonds.
We are also exposed to market risk related to changes in foreign currency exchange rates as a result of our entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. For the year ended December 31, 2025, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SPYRE THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Spyre Therapeutics, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheet of Spyre Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of operations, comprehensive loss, changes in convertible preferred stock and stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the fair value of the contingent value right liability
As described in Notes 1, 2, and 3 to the consolidated financial statements, in connection with the asset acquisition of Pre-Merger Spyre, a non-transferable contingent value right (CVR) was distributed to certain legacy stockholders of record as of the close of business on July 3, 2023. Holders of the CVR are entitled to receive certain cash payments from proceeds received by the Company prior to the third anniversary of the CVR Agreement, if any, related to the disposition or monetization of the Company’s legacy assets during the one-year period following the closing of the Asset Acquisition. Management determined that certain contingent payments under the CVR Agreement qualified as derivatives and were recorded as a liability on the balance sheet. For derivative financial instruments accounted for as liabilities, the derivative instrument is initially recorded by management at its estimated fair value and is re-valued at each reporting date with changes recorded as other income (expense). The fair value of the CVR liability was determined using the probability weighted discounted cash flow method to estimate future cash flows associated with the sale of the legacy assets. As discussed in Note 3 to the consolidated financial statements, the CVR liability as of December 31, 2025 was $26.7 million.
We identified the evaluation of the fair value of the CVR liability as a critical audit matter. Subjective auditor judgment was required to evaluate certain key assumptions that are based on the outcome of uncertain future events, specifically the estimated probabilities of regulatory success and estimated cash flow dates assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s CVR liability valuation process, including controls over the estimated probabilities of regulatory success and estimated cash flow dates key assumptions utilized to determine the fair value of the CVR liability. We tested the completeness and accuracy of the underlying data for these key assumptions used in the probability weighted discounted cash flow method. We evaluated the reasonableness of these key assumptions by comparing them to relevant publicly available market and industry data and assessing probable outcomes, including likelihood of occurrence and impact on the fair value of the CVR liability.

/s/ KPMG LLP

We have served as the Company’s auditor since 2025.
San Diego, California
February 19, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Spyre Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the consolidated balance sheet of Spyre Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, of comprehensive loss, of changes in convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, including the related notes as of and for each of the two years in the period ended December 31, 2024 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 , and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ PricewaterhouseCoopers LLP
Austin, Texas
February 27, 2025

We served as the Company's auditor from 2014 to 2025.

Spyre Therapeutics, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$85,721	$89,423
Marketable securities	670,812	513,665
Prepaid expenses and other current assets	21,248	5,386
Total current assets	777,781	608,474
Other non-current assets	—	10
TOTAL ASSETS	$777,781	$608,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,904	$666
CVR liability	22,820	25,080
Accrued and other current liabilities	26,947	27,711
Related party accounts payable	14	603
Total current liabilities	58,685	54,060
Non-current CVR liability	3,860	36,620
TOTAL LIABILITIES	62,545	90,680
Commitments and Contingencies (Note 8, Note 9)
CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Series A non-voting convertible preferred stock, $0.0001 par value; 1,086,341 shares authorized and 346,045 shares issued and outstanding as of December 31, 2025 and December 31, 2024.	146,425	146,425
Series B non-voting convertible preferred stock, $0.0001 par value; 271,625 shares authorized and 16,667 shares issued and outstanding as of December 31, 2025 and December 31, 2024.	9,395	9,395
Preferred stock, $0.0001 par value; 8,642,034 shares authorized and no shares issued and outstanding as of December 31, 2025 and December 31, 2024.	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 78,189,811 shares and 60,257,023 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	15	13
Additional paid-in capital	1,686,167	1,334,223
Accumulated other comprehensive income	869	180
Accumulated deficit	(1,127,635)	(972,432)
TOTAL CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	715,236	517,804
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$777,781	$608,484
The accompanying notes are an integral part of these consolidated financial statements.

Spyre Therapeutics, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Development fee and royalty	—	—	886
Total revenue	—	—	886

Operating expenses:
Research and development (1)	171,653	162,790	89,504
General and administrative (2)	47,909	45,776	39,946
Acquired in-process research and development	—	—	130,188
Gain on sale of in-process research and development asset	(10,000)	—	(16,449)
Total operating expenses	209,562	208,566	243,189
Loss from operations	(209,562)	(208,566)	(242,303)

Other income (expense):
Interest income	24,885	21,312	6,147
Change in fair value of forward contract liability	—	—	(83,530)
Other income (expense), net	29,459	(20,713)	(19,130)
Total other income (expense)	54,344	599	(96,513)
Loss before income tax expense	(155,218)	(207,967)	(338,816)
Income tax benefit (expense)	15	(51)	26
Net loss	$(155,203)	$(208,018)	$(338,790)

Net loss per share, basic and diluted, Series A Preferred Stock	$(79.02)	$(127.21)	$(550.28)
Weighted-average Series A non-voting convertible preferred stock outstanding, basic and diluted	346,045	374,387	434,612

Net loss per share, basic and diluted, Series B Preferred Stock	$(79.02)	$(127.21)	$(550.29)
Weighted-average Series B non-voting convertible preferred stock outstanding, basic and diluted	16,667	85,208	8,630

Net loss per share, basic and diluted, common	$(1.98)	$(3.18)	$(13.76)
Weighted-average common shares outstanding, basic and diluted	64,056,442	47,027,638	6,897,065
(1)Includes $10.5 million, $40.1 million and $48.5 million in related party expenses for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Includes $1.0 million, $1.1 million and $0.1 million in related party expenses for the years ended December 31, 2025, 2024 and 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Spyre Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(155,203)	$(208,018)	$(338,790)
Other comprehensive income (loss):
Foreign currency translation adjustment	(22)	4	37
Unrealized gain (loss) on marketable securities	711	(126)	313
Total comprehensive loss	$(154,514)	$(208,140)	$(338,440)
The accompanying notes are an integral part of these consolidated financial statements.

Spyre Therapeutics, Inc.
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity
(In thousands)

	Series B Non-Voting Convertible Preferred Stock		Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances—December 31, 2022	—	$—	—	$—	—	$—	2,614	$6	$475,971	$(48)	$(425,624)	$50,305
Issuance of Series A non-voting convertible preferred stock in connection with private placement, net of financing costs	—	—	721	197,364	—	—	—	—	—	—	—	197,364
Issuance of Series A non-voting convertible preferred stock in connection with the asset acquisition of Spyre and settlement of related forward contract	—	—	365	189,741	—	—	—	—	—	—	—	189,741
Conversion of Series A non-voting convertible preferred stock into common stock	—	—	(649)	(202,178)	—	—	25,972	3	202,175	—	—	—
Issuance of Series B non-voting convertible preferred stock in connection with private placement, net of financing costs	150	84,555	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with private placement, net of financing costs	—	—	—	—	—	—	6,000	—	84,555	—	—	84,555
Issuance of common stock in connection with the asset acquisition of Spyre	—	—	—	—	—	—	518	1	3,767	—	—	3,768
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	—	—	905	—	—	—	—	—
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	—	—	—	—	48	—	405	—	—	405
CVR distribution to common stockholders	—	—	—	—	—	—	—	—	(29,500)	—	—	(29,500)
Stock-based compensation expense	—	—	—	—	—	—	—	—	14,347	—	—	14,347
Issuance of Parapyre Option Obligation warrants	—	—	—	—	—	—	—	—	11,471	—	—	11,471
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	37	—	37
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	313	—	313
Net loss	—	—	—	—	—	—	—	—	—	—	(338,790)	$(338,790)
Balances—December 31, 2023	150	$84,555	437	$184,927	—	$—	36,057	$10	$763,191	$302	$(764,414)	$184,016
Issuance of Series B non-voting convertible preferred stock in connection with private placement, net of financing costs	122	168,850	—	—	—	—	—	—	—	—	—	—
Stockholder approval of the issuance of common stock upon conversion of Series B convertible non-voting preferred stock	(272)	(253,405)	—	—	272	253,405	—	—	—	—	—	253,405
Conversion of Series B non-voting convertible preferred stock into common stock	—	—	—	—	(255)	(244,010)	10,198	1	244,009	—	—	—
Exchange of Series A non-voting convertible preferred stock for common stock	—	—	(91)	(38,502)	—	—	3,640	1	38,501	—	—	—
Issuance of common stock in connection with at-the-market offering program, net of financing costs	—	—	—	—	—	—	777	—	20,504	—	—	20,504

Issuance of common stock in connection with exercise of pre-funded warrants		—	—	—	—	—	—	250	—	1		—	—		1
Issuance of common stock in connection with follow-on offering, net of financing costs		—	—	—	—	—	—	8,366	1	215,673					215,674
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan		—	—	—	—	—	—	931	—	7,511		—	—		7,511
Stock-based compensation expense		—	—	—	—	—	—	—	—	30,374		—	—		30,374
Issuance of Parapyre Option Obligation warrants		—	—	—	—	—	—	—	—	14,459		—	—		14,459
CVR distribution to common stockholders		—	—	—	—	—	—	38	—	—		—	—		—
Foreign currency translation adjustment		—	—	—	—	—	—	—	—	—		4	—		4
Unrealized loss on marketable securities		—	—	—	—	—	—	—	—	—		(126)	—		(126)
Net loss		—	—	—	—	—	—	—	—	—		—	(208,018)		(208,018)
Balances—December 31, 2024		—	$—	346	$146,425	17	$9,395	60,257	$13	$1,334,223		$180	$(972,432)		$517,804
Issuance of common stock in connection with follow-on offering, net of financing costs		—	—	—	—	—	—	17,095	2	296,279					296,281
Issuance of common stock in connection with at-the-market offering program, net of financing costs		—	—	—	—	—	—	446	—	14,745		—	—		14,745
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan		—	—	—	—	—	—	354	—	3,306		—	—		3,306
Stock-based compensation expense		—	—	—	—	—	—	—	—	37,614		—	—		37,614
Vesting of restricted stock units	—	—	—	—	—	—	—	38	—	—	—	—	—	—	—
Foreign currency translation adjustment		—	—	—	—	—	—	—	—	—		(22)	—		(22)
Unrealized gain on marketable securities		—	—	—	—	—	—	—	—	—		711	—		711
Net loss		—	—	—	—	—	—	—	—	—		—	(155,203)		(155,203)
Balances—December 31, 2025		—	$—	346	$146,425	17	$9,395	78,190	$15	$1,686,167		$869	$(1,127,635)		$715,236
The accompanying notes are an integral part of these consolidated financial statements.

Spyre Therapeutics, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(155,203)	$(208,018)	$(338,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	—	744
Stock-based compensation	37,614	44,833	25,675
Acquired in-process research and development	—	—	130,188
Change in fair value of CVR liability	(29,769)	20,430	18,986
Change in fair value of forward contract liability	—	—	83,530
Gain on sale of in-process research and development asset	(10,000)	—	(16,449)
Lease ROU asset and leasehold improvement impairment loss	—	—	2,580
Loss on disposal of long-lived assets	—	—	915
Net (accretion of discount) amortization of premium on marketable securities	(8,090)	(11,404)	(2,318)
Interest proceeds from maturities of zero coupon debt securities	2,130	1,283	—
Amortization of operating lease assets	—	—	220
Other	—	—	15
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(12,819)	(2,932)	3,245
Accounts payable	8,238	(230)	218
Deferred revenue	—	—	575
Development receivables	—	—	375
Operating lease liabilities	—	—	(2,326)
Accrued and other liabilities	(764)	14,609	(4,891)
Related party accounts payable	(589)	(15,981)	(2,402)
Net cash used in operating activities	(169,252)	(157,410)	(99,910)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash assumed from asset acquisition of Spyre	—	—	3,035
Proceeds from sale of in-process research & development asset	7,000	—	15,000
Proceeds from the sale of property plant and equipment	—	—	475
Purchases of marketable securities	(522,214)	(599,252)	(166,803)
Proceeds from maturities and sales of marketable securities	371,739	245,967	39,900
Net cash (used in) provided by investing activities	(143,475)	(353,285)	(108,393)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series B non-voting convertible preferred stock in connection with private placement, net of placement and other offering costs	—	168,850	84,555
Proceeds from issuance of common stock in connection with at-the-market offering program, net of issuance costs	14,750	20,521	—
Proceeds from issuance of common stock in connection with follow-on offering, net of issuance costs	296,382	215,860	—
Payment of deferred offering costs in connection with shelf registration	(162)	(407)	—
Proceeds from issuance of Series A non-voting convertible preferred stock in connection with private placement, net of placement and other offering costs	—	—	197,364
Proceeds from issuance of common stock in connection with private placement, net of placement and other offering costs	—	—	84,555
Payment of contingent value rights liability	(5,251)	(1,430)	(5,786)
Proceeds from employee stock option exercises and employee stock plan purchases	3,306	7,511	405
Other financing cash flows	—	1	(16)
Net cash provided by financing activities	309,025	410,906	361,077
Effect of exchange rate on cash, cash equivalents, and restricted cash	—	(3)	25
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(3,702)	(99,792)	152,799

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Beginning of period	89,423	189,215	36,416
End of period	$85,721	$89,423	$189,215

Supplemental Disclosure of Non-Cash Investing and Financing Information:

Allocation of deferred offering costs against proceeds of issuance of common stock	$107	$204	$—
Exchange of Series A non-voting convertible preferred stock for common stock	$—	$38,502	$—
Conversion of Series B non-voting convertible preferred stock into common stock	$—	$244,010	$—
Settlement of forward contract liability and issuance of Series A non-voting convertible preferred stock in connection with the asset acquisition of Spyre	$—	$—	$189,741
Conversion of Series A non-voting convertible preferred stock into common stock	$—	$—	$202,178

Reconciliation of Cash, Cash Equivalents, and Restricted Cash Reported in the Statement of Financial Position
Cash and cash equivalents	85,721	89,423	$188,893
Restricted cash	$—	$—	$322
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$85,721	$89,423	$189,215

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
Holders of the CVRs will be entitled to receive certain cash payments from proceeds received by the Company prior to the third anniversary of the CVR Agreement, if any, related to the disposition or monetization of its legacy assets during the one-year period following the closing of the Asset Acquisition. For additional information, see Note 3.
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
On April 23, 2024, the Company entered into an exchange agreement with Fairmount Healthcare Fund II L.P. (the “Stockholder”), pursuant to which the Stockholder agreed to exchange an aggregate of 90,992 shares of Series A Preferred Stock, for an aggregate of 3,639,680 shares of the Company's common stock (the “April 2024 Exchange”). The common stock issued in connection with the April 2024 Exchange was issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act. The April 2024 Exchange closed on April 25, 2024, with 346,045 shares of Series A Preferred Stock remaining outstanding following the April 2024 Exchange.
On May 14, 2024, the Company's stockholders approved the issuance of its common stock upon conversion of the Company's Series B Preferred Stock to common stock. A total of 254,958 shares of Series B Preferred Stock automatically converted to 10,198,320 shares of common stock; 16,667 shares of Series B Preferred Stock did not automatically convert and remained outstanding as of December 31, 2025.
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
In February 2025, the Company filed a new shelf registration statement on Form S-3 (the "February 2025 Shelf Registration Statement") that was declared effective by the SEC for the potential offering, issuance and sale of up to $500.0 million of shares of common stock, preferred stock, debt securities, warrants and/or units consisting of all or some of these securities. Concurrent with the effectiveness of the February 2025 Shelf Registration Statement, the offering of unsold securities under a previous shelf registration statement on Form S-3 (File No. 333-281975), which was initially filed with the SEC on September 6, 2024 and became effective on September 18, 2024, was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The February 2025 Shelf Registration Statement contains a sales agreement prospectus supplement covering the offering, issuance and sale by the Company of up to $179.1 million of shares of common stock that may be issued and sold under the Sales Agreement in connection with the ATM offering program. During the three and twelve months ended December 31, 2025, the Company sold an aggregate of 445,668 shares of common stock under the ATM offering program at an average price per share of $33.772 resulting in net proceeds of $14.8 million, after deducting sales agent commissions and other offering costs of $0.3 million. As of December 31, 2025, $164.1 million remained available for sale under the Sales Agreement. Subsequent to December 31, 2025 through February 12, 2026 the Company sold an aggregate of 296,396 shares of common stock under the ATM offering program at an average price per share of $33.566 resulting in net proceeds of $9.7 million after deducting sales agent commissions and other offering costs of $0.2 million.
On October 13, 2025, the Company entered into an underwriting agreement (the "October 2025 Underwriting Agreement") with Jefferies LLC, TD Securities (USA) LLC, Leerink Partners LLC and Stifel, Nicolaus & Company, Incorporated as representatives of the several underwriters (collectively, the "October 2025 Underwriters"), pursuant to which the Company sold an aggregate of 17,094,594 shares of its common stock, inclusive of 2,229,729 shares pursuant to the full exercise of the October 2025 Underwriters' over-allotment option, at a public offering price per share of $18.50, resulting in net proceeds of approximately $296.4 million after deducting approximately $19.9 million of underwriting discounts and other offering costs (the "October 2025 Offering"). The over-allotment option was exercised in full on October 14, 2025 and the transaction closed on October 15, 2025.
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
Since its inception and through December 31, 2025, the Company has funded its operations by raising an aggregate of approximately $1.6 billion of gross proceeds from the sale and issuance of convertible preferred stock and common stock, pre-funded warrants, the collection of grant proceeds, and the licensing of its product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East. As of December 31, 2025, Spyre had an accumulated deficit of $1.1 billion, and cash, cash equivalents, and marketable securities of $756.5 million.
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

Restricted Cash
Restricted cash consisted of cash balances related to the Company's former operations in the United Kingdom for the period ended December 31, 2023. There were no restricted cash balances as of December 31, 2025 and 2024.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, marketable securities, and restricted cash. The Company’s investment policy limits investments to high credit quality securities issued by the U.S. government, U.S. government-sponsored agencies, highly rated banks, and corporate issuers, subject to certain concentration limits and restrictions on maturities. The financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash deposits. Accounts at each of the Company's two U.S. banking institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor. As of December 31, 2025 and 2024, balances at the Company's U.S. banking institutions exceeded the FDIC limits. The Company has not experienced any losses on its deposits of cash, cash equivalents, and restricted cash and its accounts are monitored by management to mitigate risk. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents, and restricted cash, and bond issuers.
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
The Company did not have any property, plant, and equipment assets as of December 31, 2025 and 2024.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the fair value. The Company recognized a $2.6 million impairment loss for the year ended December 31, 2023 related to its leased office space in Austin, Texas (see Note 11 and Note 17 for additional information). There were no impairments of long-lived assets for the years ended December 31, 2025 and 2024.
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

The Company accrues for expenses resulting from obligations under the Paragon Agreement and agreements with CROs, CMOs, and other outside service providers for which payment flows do not match the periods over which materials or services are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with Paragon, CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. The Company makes significant judgments and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to Paragon, a CRO, CMO, or outside service provider, the payments will be recorded as a prepaid asset which will be amortized as the contracted services are performed. As actual costs become known, the Company adjusts its accruals. Inputs, such as the services performed, the number of patients enrolled, or the trial duration, may vary from the Company’s estimates, resulting in adjustments to research and development expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations. Historically, the Company has not experienced any material deviations between accrued and actual research and development expenses.
License Agreements Contingent Milestone Payments
The Company’s license agreements include specific development, regulatory, and clinical milestone payments that are payable upon the resolution of a contingency, such as upon the selection of a development candidate, first dosing of a human patient in clinical trials or receipt of the U.S. Food Drug and Administration’s (“FDA”) approval of a Spyre drug. The achievement of these milestone payments involves many factors outside of the Company’s control and therefore the associated likelihood cannot be considered probable until the related contingency is resolved. Based on the preceding, the Company accrues each milestone payment upon the achievement of the applicable milestone event.
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
As described in Note 11, the Company had lease agreements with lease and non-lease components prior to its restructuring. As allowed under Topic 842, the Company elected to not separate lease and non-lease components for any leases involving real estate and office equipment classes of assets and, as a result, accounted for the lease and non-lease components as a single lease component. The Company also elected to not apply the recognition requirement of Topic 842 to leases with a term of 12 months or less for all classes of assets. As of December 31, 2025 and 2024, the Company had no operating or finance lease obligations.
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
The Company applies a scenario-based method and weighs them based on the possible achievement of certain milestones. The milestone payments are contingent on formal reimbursement decisions by national authorities in key European markets and pegzilarginase approval by the FDA, among other events. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurement. The key assumptions used include the discount rate, probability of regulatory success, reimbursement rates from certain government agencies and estimated cash flow dates. The estimated value of the CVR consideration is based upon available information and certain assumptions which the Company's management believes are reasonable under the circumstances. The ultimate payout under the CVRs may differ materially from the assumptions used in determining the fair value of the CVR consideration.
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
The Company recognizes benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on the technical merits, as the largest amount of benefits that is more likely than not to be realized upon the ultimate settlement. The Company’s policy is to recognize interest and penalties related to the unrecognized tax benefits as a component of income tax expense, if applicable. As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits and there were no interest or penalties incurred by the Company in the years ended December 31, 2025, 2024, or 2023.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, to require enhanced income tax disclosures to provide information to assess how an entity’s operations and related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update provide that a business entity disclose (1) a tabular income tax rate reconciliation, using both percentages and amounts, (2) separate disclosure of any individual reconciling items that are equal to or greater than 5% of the amount computed by multiplying the income (loss) from continuing operations before income taxes by the applicable statutory income tax rate, and disaggregation of certain items that are significant and (3) amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign jurisdictions, including separate disclosure of any individual jurisdictions greater than 5% of total income taxes paid. These amendments are effective for the Company for annual periods in beginning in 2025, applied prospectively, with early adoption and retrospective application permitted. The Company applied the amendments prospectively for the year ended December 31, 2025, and the impact of the adoption of the amendments in this update was not material to the Company’s consolidated financial position and results of operations since the amendments require only enhancement of existing income tax disclosures in the footnotes to the Company’s consolidated financial statements. See Note 18, Income Taxes.
Not Yet Adopted Accounting Pronouncements
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
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15,

2027. Adoption of this ASU can be applied either a prospective or a retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its disclosures.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its disclosures.
3.  Fair Value Measurements
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$74,004	$—	$—	$74,004
U.S. government treasury securities	266,064	—	—	266,064
U.S. government agency securities	—	119,590	—	119,590
Commercial paper	—	194,355	—	194,355
Corporate bonds	—	100,790	—	100,790
Total financial assets	$340,068	$414,735	$—	$754,803

Liabilities:
CVR liability	$—	$—	$26,680	$26,680
Total liabilities	$—	$—	$26,680	$26,680

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$65,902	$—	$—	$65,902
U.S. government treasury securities	227,244	—	—	227,244
U.S. government agency securities	—	86,681	—	86,681
Commercial paper	—	165,130	—	165,130
Corporate bonds	—	56,448	—	56,448
Total financial assets	$293,146	$308,259	$—	$601,405

Liabilities:
CVR liability	$—	$—	$61,700	$61,700
Total liabilities	$—	$—	$61,700	$61,700
The Company measures the fair value of money market funds and U.S. government treasury securities on quoted prices in active markets for identical asset or liabilities. The Level 2 assets include U.S. government agency securities, commercial paper and corporate bonds, and are valued based on quoted prices for similar assets in active markets and inputs other than quoted prices that are derived from observable market data.
The Company evaluates transfers in and out of Level 3 at the end of each reporting period. There were no transfers in or out of Level 3 during the periods presented.

As of December 31, 2025 and 2024, the Company had $26.7 million and $61.7 million, respectively, of financial liabilities outstanding measured at fair value.
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
The fair value of the forward contract at the transaction date, June 22, 2023, was $106.2 million. The liability was settled with the issuance of the Series A Preferred Stock on July 7, 2023 for $189.7 million. For the year ended December 31, 2023, $83.5 million was recorded as Other income (expense) in the consolidated statements of operations in connection with the change in fair value of the forward contract liability. There was no similar expense for the year ended December 31, 2025 and 2024.
The following table presents changes in the forward contract liability for the periods presented (in millions):

Forward Contract Liability
Beginning balance as of June 22, 2023	$106.2
Change in fair value	83.5
Issuance of Series A Preferred Stock on July 7, 2023	(189.7)
Ending balance as of December 31, 2023	$—
CVR Liability
In connection with the Asset Acquisition, a non-transferable contingent value right was distributed to the Legacy Stockholders, but was not distributed to holders of shares of the Company's common stock or Series A Preferred Stock issued to the June 2023 Investors or former stockholders of Pre-Merger Spyre in connection with the June 2023 Transactions. Holders of the CVRs will be entitled to receive certain cash payments from proceeds received by the Company prior to the third anniversary of the CVR Agreement, if any, related to the disposition or monetization of the Company’s legacy assets during the one-year period following the closing of the Asset Acquisition.
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

December 31, 2025
Estimated cash flow dates	05/15/26 - 08/15/29
Estimated probability of success	0% - 72%
Estimated reimbursement rate compared to reimbursement target	45% - 55%
Risk-adjusted discount rates	9.85% - 9.97%
The change in fair value between December 31, 2024 and December 31, 2025 was a $29.8 million decrease, primarily driven by changes in the likelihood of achievement of certain milestones and receipt of certain cash consideration within the CVR term, changes in estimated reimbursement rates compared to reimbursement target rates, changes in estimated cash flow dates, and an increase in risk-adjusted discount rates, partially offset by time value of money adjustments.
The following table presents changes in the CVR liability for the periods presented (in thousands):

CVR Liability
Beginning balance as of December 31, 2024	$61,700
Changes in the fair value of the CVR liability	(29,769)
Payments	(5,251)
Ending Balance as of December 31, 2025	$26,680
4.  Cash Equivalents and Marketable Securities
The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$74,004	$—	$—	$74,004
Commercial paper	9,987	—	—	9,987
Total cash equivalents	$83,991	$—	$—	$83,991

Marketable securities:
Commercial paper	$184,423	$25	$(80)	$184,368
Corporate bonds	100,753	60	(23)	100,790
U.S. government treasury securities	265,316	748	—	266,064
U.S. government agency securities	119,450	153	(13)	119,590
Total marketable securities	$669,942	$986	$(116)	$670,812

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$65,902	$—	$—	$65,902
Commercial paper	21,832	6	—	21,838
U.S. government treasury securities	—	—	—	—
Total cash equivalents	$87,734	$6	$—	$87,740

Marketable securities:
Commercial paper	$143,265	$104	$(77)	$143,292
Corporate bonds	56,471	25	(48)	56,448
U.S. government treasury securities	227,155	385	(296)	227,244
U.S. government agency securities	86,616	137	(72)	86,681
Total marketable securities	$513,507	$651	$(493)	$513,665
The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2025 and 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$99,837	$(80)	$—	$—	$99,837	$(80)
Corporate bonds	58,296	(23)	—	—	58,296	(23)
U.S. government agency securities	22,828	(13)	—	—	22,828	(13)
Total marketable securities	$180,961	$(116)	$—	$—	$180,961	$(116)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$67,200	$(77)	$—	$—	$67,200	$(77)
Corporate bonds	42,916	(48)	—	—	42,916	(48)
U.S. government treasury securities	126,588	(296)	—	—	126,588	(296)
U.S. government agency securities	12,560	(72)	—	—	12,560	(72)
Total marketable securities	$249,264	$(493)	$—	$—	$249,264	$(493)
The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. As of December 31, 2025 and 2024, an allowance for credit losses had not been recognized. Given the Company's intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, the Company does not consider these marketable securities to be impaired as of December 31, 2025 and 2024.
There were $0.7 million and $0.3 million net unrealized gains on marketable securities for the years ended December 31, 2025 and 2023, respectively, and $0.1 million net unrealized losses for the year ended

December 31, 2024. There were no realized gains on marketable securities for the years ended December 31, 2025, 2024 and 2023.
Interest on marketable securities is included in interest income. Accrued interest receivable on available-for-sale debt securities totaled $4.5 million and $3.4 million as of December 31, 2025 and 2024, respectively, and is excluded from the estimate of credit losses.
The following table summarizes the contractual maturities of the Company's marketable securities at estimated fair value (in thousands):

	December 31,
	2025	2024
Due in one year or less	$440,895	$338,442
Due in 1 - 2 years	229,917	175,223
Total marketable securities	$670,812	$513,665
The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months, as current assets.
5.  Property and Equipment, Net
The Company did not have any property, plant, and equipment assets as of December 31, 2025 and 2024.
Depreciation and amortization expense for the years ended December 31, 2023 was $0.7 million. There was no depreciation and amortization expense for the year ended December 31, 2025 and 2024. All of the Company’s long-lived assets were located in the United States.
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

6.  Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Accrued compensation	$7,940	$5,688
Accrued contracted research and development costs	17,424	20,861
Accrued professional and consulting fees	1,404	661
Other	179	501
Total accrued and other current liabilities	$26,947	$27,711
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
With respect to the Asset Acquisition, the Company determined that Aeglea was the acquirer for accounting purposes under ASC 805. The primary factors considered were a) the relative voting rights in the combined entity not resulting in a change of control, b) legacy members of the Company's Board of Directors maintained control of the Board of Directors, and c) the only change in the composition of senior management was the appointment of a new Chief Operating Officer. Next, the Company considered whether the Asset Acquisition should be defined as a business under ASC 805. ASC 805-10-55-5A through 55-5C describe a screen test to determine whether an acquired set of assets and activities is not a business. We determined that substantially all (greater than 90%) of the fair value of the assets acquired were concentrated in a single asset, Spyre’s Option to license intellectual property rights related to SPY001, SPY002, SPY003 and an additional research program pursuant to the Paragon Agreement. Accordingly, the Company treated the Asset Acquisition as an asset acquisition for accounting purposes. Even if the transaction would have failed the screen test, Pre-Merger Spyre lacked the financial resources to have inputs, processes, and outputs to constitute a business under ASC 805.
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
The Company recognizes the expense associated with each milestone when the achievement of the milestone is deemed probable. During the years ended December 31, 2025 and 2024, the Company recognized expense of $8.5 million and $9.5 million, respectively, related to Paragon license milestone payments recorded within Research and development expenses in the accompanying condensed statement of operations. There was no such expense for the year ended December 31, 2023.
For the years ended December 31, 2025 and 2024, the Company made cash milestone payments to Paragon totaling $8.5 million and $9.5 million. There were no such payments for the year ended December 31, 2023. As of December 31, 2025 and 2024, there were no Paragon license milestone payments outstanding and payable to Paragon.
Additionally, the Company recognized $1.9 million and $0.7 million related to sublicensing fees and which was recorded as Research and development expenses in the accompanying statement of operations for the year ended December 31, 2025 and 2024, respectively. There was no such expense for the year ended December 31, 2023. For the year ended December 31, 2025 and 2024, the Company made sublicensing fees payments to Paragon totaling $2.4 million and $0.2 million. There were no such payments for the year ended December 31, 2023.
As of December 31, 2025 and 2024, nil and $0.5 million in sublicensing fees were outstanding and payable to Paragon, respectively.
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
The following is the summary of expenses related to the Paragon Agreement and License Agreements, which are ultimately settled in cash (in millions) and recorded within Research and development in the consolidated statement of operations for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Reimbursable costs under the Paragon Agreement	$0.1	$15.3	$37.1
License Agreements milestone and sublicensing fees	10.4	10.2	—
Total related party expense (excludes stock comp)	$10.5	$25.5	$37.1

The following is the summary of Related party accounts payable and other current liabilities (in millions):

	December 31,
	2025	2024
Reimbursable costs under the Paragon Agreement	$—	$0.1
License Agreements development milestone liability (see Note 9)	—	0.5
Total related party accounts payable	$—	$0.6
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
On July 12, 2023, December 14, 2023, and June 5, 2024, the Company exercised the Option available under the Paragon Agreement with respect to the SPY001, SPY002 and SPY003 research programs, respectively. The Option with respect to one additional program remains unexercised under the Paragon Agreement. Please refer to Note 9 for additional information on the License Agreements related to the exercised options.
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
For the years ended December 31, 2025, 2024 and 2023, the Company recognized expenses related to services provided by Paragon subsequent to the Asset Acquisition totaling $0.1 million and $29.8 million and $48.5 million, which included nil , $14.5 million and $11.4 million of stock-based compensation expense, respectively, and were recorded as Research and development expenses in the consolidated statements of operations. Included within the expenses recognized for services provided by Paragon for the year ended December 31, 2024, is a $5.9 million reduction in Research and development expenses related to the reimbursement of 50% of the development costs for the SPY003 research program by Paragon.
For the years ended December 31, 2025, 2024 and 2023, the Company made payments totaling $0.2 million and $31.8 million and $39.5 million, respectively, to Paragon.
Parapyre Option Obligation
Pursuant to the Paragon Agreement, the Company issued Parapyre an annual equity grant of warrants, on the last business day of each of the years ended December 31, 2023 and December 31, 2024, to purchase 1% of the then outstanding shares of the Company's common stock, on a fully diluted basis, during the term of the Paragon Agreement. See Note 15 for disclosures related to the Parapyre Option Obligation.
Paragon License Agreements
See Note 9 for disclosures related to the License Agreements entered into with Paragon.
December 2023 PIPE
On December 11, 2023, the Company completed December 2023 PIPE. The December 2023 PIPE Investors included Fairmount, a related party. Fairmount's participation in the December 2023 PIPE was approved by the Company's board of directors. Fairmount's investment accounted for $10.0 million of the $180.0 million gross proceeds raised in the December 2023 PIPE. See Note 1 for disclosures related to the December 2023 PIPE.
Mark McKenna Option Grant
On February 1, 2024, the Board appointed Mark McKenna as a Class I director. Mr. McKenna and the Company are parties to a consulting agreement, pursuant to which Mr. McKenna agreed to continue to provide consulting services as an independent contractor to the Company, with an effective date of August 1, 2023 (the “Vesting Commencement Date”). As compensation for Mr. McKenna’s consulting services, on November 22, 2023, he was granted non-qualified stock options to purchase 477,000 shares of the Company’s common stock under the Company's equity incentive plan with an exercise price of $10.39 per share, which vest as to 25% on the one year anniversary of the Vesting Commencement Date and thereafter vest and become exercisable in 48th equal monthly installments, subject to Mr. McKenna’s continued service to the Company through each applicable vesting date. For the years ended December 31, 2025, 2024 and 2023, the Company recognized $1.0 million, $1.1 million and $0.1 million, respectively, in stock-based compensation expense related to Mr. McKenna's consulting agreement.
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
In August 2023, the Company terminated the Las Cimas Lease. The negotiated termination agreement obligated the Company to pay the lessor a $2.0 million termination fee in exchange for releasing the Company of all further obligations under the lease including terminating the associated letter of credit.
The following table summarizes the lease costs pertaining to the Company’s operating leases (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$—	$—	$455
Variable lease cost	—	—	471
Total lease cost	$—	$—	$926
Cash paid for amounts included in the measurement of operating lease liabilities during the years ended December 31, 2023 was $0.5 million, respectively, and was included within net cash used in operating activities in the cash flows. There were no such payments for the years ended December 31, 2025 and 2024.
As of December 31, 2025 and 2024, the Company had no operating or finance lease obligations.
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
As of December 31, 2025 and 2024, no common stock dividends had been declared by the board of directors.
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
September 2024 ATM Facility
On September 6, 2024, the Company filed a new shelf registration statement on Form S-3 that was declared effective by the SEC for the potential offering, issuance and sale by the Company of up to $500.0 million of the Company's common stock, preferred stock, debt securities, warrants and/or units consisting of all or some of these securities. Concurrent with the filing of the shelf-registration statement, the Company entered into the Sales Agreement, pursuant to which the Company may issue and sell shares of its common stock for an aggregate offering price of up to $200.0 million under an ATM offering program included in the shelf registration.
During the twelve months ended December 31, 2024, the Company sold an aggregate of 777,432 shares of common stock under the ATM offering program at an average price per share of $26.935 resulting in net proceeds of $20.5 million, after deducting sales agent commissions and other offering costs of $0.4 million.
During the three and twelve months ended December 31, 2025, the Company sold an aggregate of 445,668 shares of common stock under the ATM offering program at an average price per share of $33.772 resulting in net proceeds of $14.8 million, after deducting sales agent commissions and other offering costs of $0.3 million.
As of February 12, 2026, $154.1 million remained available for sale under the Sales Agreement.
November 2024 Underwritten Offering
On November 18, 2024, the Company entered into the November 2024 Underwriting Agreement with the November 2024 Underwriters, pursuant to which the Company sold an aggregate of 8,366,250 shares of common stock, inclusive of 1,091,250 shares pursuant to the full exercise of the underwriters' over-allotment option, at a public offering price per share of $27.50, resulting in net proceeds of approximately $215.9 million after deducting approximately $14.2 million of underwriting discounts and other offering costs. The November 2024 Offering closed on November 20, 2024 and the over-allotment option was exercised in full on November 26, 2024 and closed on November 29, 2024.
October 2025 Underwritten Offering
On October 13, 2025, the Company entered into the October 2025 Underwriting Agreement with the October 2025 Underwriters, pursuant to which the Company sold an aggregate of 17,094,594 shares of common stock, inclusive of 2,229,729 shares pursuant to the full exercise of the underwriters' over-allotment option, at a public offering price per share of $18.50, resulting in net proceeds of approximately $296.4 million after deducting approximately $19.9 million of underwriting discounts and other offering costs. The over-allotment option was exercised in full on October 14, 2025 and the transaction closed on October 15, 2025.
Parapyre Warrants
The Company settled its 2024 and 2023 obligations under the Parapyre Option Obligation by issuing Parapyre 848,184 and 684,407 warrants, respectively, to purchase the Company's common stock, at an exercise price per share per warrant of $23.28 and $21.52, respectively. As of December 31, 2025, none of the warrants issued under the Parapyre Option Obligation have been exercised. See Note 15 for additional information on the Parapyre Option Obligation.
Pre-Funded Warrants
In May 2022, the Company issued pre-funded warrants to purchase shares of its common stock in underwritten public offerings at the offering price of the common stock, less the $0.0025 per share exercise price of each warrant. The warrants were recorded as a component of stockholders’ equity within additional paid-in capital and have no expiration date. Per the terms of the warrant agreements, the outstanding warrants to purchase shares of the Company's common stock may not be exercised if the holder’s ownership of the Company's common stock would exceed 4.99% (“Maximum Ownership Percentage”) or 9.99% for certain holders. By written notice to the Company, each holder may increase or decrease the Maximum Ownership Percentage to any other percentage (not in excess of 19.90% for the majority of such warrants). The revised Maximum Ownership Percentage would be effective 61 days after the notice is received by the Company. As of December 31, 2025, all pre-funded warrants have been exercised and none remain outstanding.
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
On April 23, 2024, in connection with the April 2024 Exchange, the Stockholder agreed to exchange an aggregate of 90,992 shares of Series A Preferred Stock for an aggregate of 3,639,680 shares of the Company's common stock. This exchange was recorded as a reclassification between Series A Preferred Stock and common stock based on the historical per-share contributed capital amount, inclusive of any forward-contract valuation adjustments, of the Series A Preferred Stock. The April 2024 Exchange closed on April 25, 2024, with 346,045 shares of Series A Preferred Stock remaining outstanding following closing.
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
On May 14, 2024, the Company's stockholders approved the issuance of Company common stock upon the conversion of all issued and outstanding Series B Preferred Stock into shares of common stock in accordance with the Nasdaq Stock Market Rules (the "Series B Conversion Proposal"), among other matters, at its 2024 annual meeting of stockholders. As a result of the approval of the Series B Conversion Proposal, all conditions that could have required cash redemption of the Series B Preferred Stock were satisfied. Since the Series B Preferred Stock were no longer redeemable, the associated balances of the Series B Preferred Stock were reclassified from mezzanine equity to permanent equity during the second quarter of 2024. A total of 254,958 shares of Series B Preferred Stock automatically converted to 10,198,320 shares of common stock; 16,667 shares of Series B Preferred Stock did not automatically convert and remained outstanding as of December 31, 2025.
Following stockholder approval of the Series B Conversion Proposal, each share of Series B Preferred Stock will automatically convert into 40 shares of the Company's common stock, subject to certain limitations, including that a holder of Series B Preferred Stock is prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (established by the holder between 0% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion. 254,958 shares of Series B Preferred Stock automatically converted to 10,198,320 shares of common stock; 16,667 shares of Series B Preferred Stock did not automatically convert and remain outstanding as of December 31, 2025 due to beneficial ownership limitations. This conversion was recorded as a reclassification between Series B Preferred Stock and common stock based on the historical per-share contributed capital amount of the Series B Preferred Stock.
13.  Strategic License Agreements
Immedica Pharma AB License and Development Agreement
On March 21, 2021, the Company entered into an exclusive license and supply agreement with Immedica Pharma AB (“Immedica”). By entering into this agreement, the Company agreed to provide Immedica the following goods and services:
i.Deliver an exclusive, sublicensable, license and know-how (the “License”) to develop and commercialize pegzilarginase (the “Product”) in the territory comprising the member states of the European Economic Area, United Kingdom, Switzerland, Andorra, Monaco, San Marino, Vatican City, Turkey, Saudi Arabia, United Arab Emirates, Qatar, Kuwait, Bahrain, and Oman (the “Territory”);
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
For the year ended December 31, 2023, the Company recognized revenue of $0.9 million related to the PEACE Trial and BLA package performance obligation using a cost to cost model.
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
During the twelve months ended December 31, 2025, the Company recognized a gain of $10.0 million within Gain on Sale of in-process research and development, for achieving certain reimbursement decision milestones during the period. As of December 31, 2025, $3.0 million remains outstanding and reflected in Prepaid expenses and other current assets. There was no similar gain during the twelve months ended or similar receivable as of December 31, 2024.
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
The Company had no contract assets or liabilities during the years ended December 31, 2025 and 2024.
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
15.  Stock-Based Compensation
2016 Equity Incentive Plan
The 2016 Plan became effective in April 2016 and serves as the successor to the 2015 Equity Incentive Plan ("2015 Plan"). Under the 2016 Plan, the Company may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and stock bonuses. The 2016 Plan provides for an initial reserve of 44,000 shares of common stock, plus 20,395 shares of common stock remaining under the 2015 Plan, and any share awards that subsequently are forfeited or lapse unexercised under the 2015 Plan. The shares reserved exclude shares of common stock reserved for issuance under the 2015 Plan.
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
As a result of the Evergreen Provision, on January 1, 2025, 2024, and 2023, an additional 3,814,905, 3,023,650, and 104,561 shares, respectively, became available for issuance under the 2016 Plan.
As of December 31, 2025, the total number of shares reserved for issuance under the 2016 Plan was 10,810,714, of which 4,827,082 shares were subject to outstanding option awards and restricted unit awards.
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
The 2018 Plan was amended to increase the number of shares of common stock reserved for issuance by 750,000 and 1,000,000 during the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, the total number of shares reserved for issuance under the 2018 Plan was 7,460,440, of which 6,620,097 shares were subject to outstanding awards.
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
Spyre 2023 Equity Incentive Plan
On June 22, 2023, in connection with the Asset Acquisition, the Company assumed the Amended and Restated Spyre 2023 Equity Incentive Plan (the "Spyre Equity Plan") and its outstanding and unexercised stock options, which were converted to options to purchase 2,734 shares of the Company's common stock. The acquisition-date fair value of these grants will be recognized as an expense on a pro-rata basis over the vesting period. As of December 31, 2025, none of the stock options under the 2023 Plan remained outstanding.

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
On September 29, 2023, the Company amended the Paragon Agreement to amend and restate certain terms of the option grant pertaining to the Parapyre Option Obligation, including but not limited to (i) defining that the annual equity grant of warrants is based on the outstanding shares of the Company’s common stock, on a fully-diluted basis, (ii) establishing the grant date as the last business day of 2023 and 2024, and (iii) defining the term of the warrants granted as ten years. The Company determined that the 2023 and 2024 grants are two separate grants, as there would be no obligation for the 2024 grant had the Company exercised or terminated all of the options under the Paragon Agreement prior to December 31, 2023. The service inception period for the grant precedes the grant date, with the full award being vested as of the grant date with no post-grant date service requirement. Accordingly, a liability related to the Parapyre Option Obligation was recorded pursuant to the amended Paragon Agreement during the 2023 and 2024 interim periods. The Company settled its 2024 and 2023 obligations under the Parapyre Option Obligation by issuing Parapyre 848,184 and 684,407 warrants, respectively, to purchase the Company's common stock at an exercise price per share per warrant of $23.28 and $21.52, respectively. There was no similar expense for the year ended December 31, 2025.
The following table summarizes stock option activity for the year ended December 31, 2025:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	9,253,158	$15.08	8.80	$90,016
Granted	2,623,217	19.98
Exercised	(307,673)	8.68
Forfeited	(198,455)	33.38
Outstanding as of December 31, 2025	11,370,247	$16.06	8.16	$191,198
Options vested and expected to vest as of December 31, 2025	11,370,247	$16.06	8.16	$191,198
Options exercisable as of December 31, 2025	5,164,959	$14.50	7.95	$95,153
The aggregate intrinsic value of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of the reporting date.
For the years ended December 31, 2025, 2024, and 2023, the weighted-average grant date fair value of options granted was $19.98, $28.39, and $9.67, per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $4.0 million, $22.7 million and $0.4 million, respectively.
There were 10,000 and 477,000 stock options issued to non-employees during the years ended December 31, 2024 and 2023, respectively. There were no stock options issued to non-employees during the year ended December 31, 2025. For the year ended December 31, 2025 and 2024, 119,250 and 139,187 non-employee stock options vested in the period, respectively. There were no non-employee stock options vested during the years ended 2023.

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
In June 2018, the 2016 ESPP was amended to provide for an automatic annual increase in the number of shares reserved for issuance thereunder (the "Evergreen Provision") on January 1 of each year for the remaining term of the year equal to (a) 1.0% of the number of issued and outstanding shares of common stock on December 31 of the immediately preceding year, or (b) a lesser amount as approved by the board of directors each year. As a result of the operation of this provision, on January 1, 2025, 2024 and 2023, an additional 602,570, 360,571, and 26,140 shares, respectively, became available for issuance under the 2016 ESPP. As of December 31, 2025, the reserve remaining and available for future issuance under the 2016 ESPP was 972,775 shares.
In February 2023, the 2016 ESPP was amended to increase the maximum shares purchased during any one period (the "ESPP Limit") from 80 shares to 400 shares or a lesser amount determined by the board of directors and in January 2024, the 2016 ESPP was further amended to increase the ESPP Limit to 2,000 shares or a lesser amount determined by the Compensation Committee.
Effective January 1, 2026, the 2016 ESPP was amended and restated (as amended and restated, the "AR 2016 ESPP") to remove the Evergreen Provision, extend the term of the 2016 ESPP indefinitely and re-establish the offering periods, among other changes. The Company plans to submit the AR 2016 ESPP for stockholder approval at its 2026 Annual Meeting of Stockholders.
For the years ended December 31, 2025 and 2024, stock-based compensation expense related to the 2016 ESPP plan was $0.3 million and $0.1 million for the year ended December 31, 2023.
Restricted Stock Units
The following table summarizes employee restricted stock unit activity for the year ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2024	115,398	$18.17
Vested	(38,466)	18.17
Unvested restricted stock units as of December 31, 2025	76,932	$18.17
There were no restricted stock units granted during the year ended December 31, 2025.

Stock-Based Compensation Expense
Total stock-based compensation expense recognized from the Parapyre Option Obligation, the Company’s equity incentive plans, 2018 Plan, and the 2016 ESPP for the years ended December 31, 2025, 2024, and 2023 was as follows (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Employees	Non- Employees	Employees	Non- Employees	Employees	Non- Employees
Research and development (1)	$16,270	$—	$9,112	$14,459	$2,910	$11,328
General and administrative	20,318	1,026	19,833	1,429	11,327	110
Total stock-based compensation expense (2)	$36,588	$1,026	$28,945	$15,888	$14,237	$11,438
(1)For the years ended December 31, 2024 and 2023, $14.5 million and $11.4 million, respectively, was recognized as stock compensation expense related to the Parapyre Option Obligation. There was no such expense for the year ended December 31, 2025.
(2)Of the total $36.6 million, $28.9 million and $14.2 million of employee related stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023, respectively, nil, $3.6 million and $8.3 million is related to legacy Aeglea employees and directors who no longer served the Company as of the end of the respective period.
No related tax benefits were recognized for the years ended December 31, 2025, 2024, and 2023 (see Note 18).
All outstanding awards as of December 31, 2025, under the 2016 Plan and 2018 Plan, have service-based vesting conditions only.
As of December 31, 2025, the Company had an aggregate of $81.3 million of unrecognized stock-based compensation expense for options outstanding, which is expected to be recognized over a weighted average period of 2.3 years.
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
Expected Volatility
The Company has limited relevant company-specific historical data to support its expected volatility since the Company's 2023 strategy and pipeline reset . As such, the Company has used an average of expected volatilities based on the volatilities of a representative group of publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. For purposes of identifying comparable companies, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company intends to consistently apply this process using the same or similar comparable entities until a sufficient amount of historical information regarding the volatility of the Company’s own share price post transition becomes available.

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

	Year Ended December 31,
	2025	2024	2023
Stock Options Granted
Expected term (in years)	5.99	6.03	5.88
Expected volatility	76%	105%	107%
Risk-free interest	4.33%	4.06%	4.37%
Dividend yield	0%	0%	0%
2016 ESPP
Expected term (in years)	0.44	0.50	0.49
Expected volatility	70%	84%	181%
Risk-free interest	4.22%	5.16%	4.99%
Dividend yield	0%	0%	0%
16.  Defined Contribution Plan
The Company sponsors a 401(k) retirement plan in which substantially all of its full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. During the years ended December 31, 2025, 2024, 2023, the Company provided $0.8 million, $0.5 million, and $0.2 million, respectively, in contributions to the plan.
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
All charges related to the restructuring activities were recognized during the second quarter of 2023. No further restructuring charges will be incurred under the restructuring plan. A summary of the charges related to the restructuring activities is as follows (in thousands):

	Severance Related Expenses	Stock Compensation Expenses	Loss on Disposal of Long-Lived Assets	Lease Asset Impairment	Total Restructuring Costs
Research and development	$3,182	$123	$749	$1,405	$5,459
General and administrative	3,266	870	182	1,175	5,493
Total	$6,448	$993	$931	$2,580	$10,952

18.  Income Taxes
The following table summarizes the (loss) income before income tax expense by jurisdiction for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(155,255)	$(207,965)	$(338,942)
Foreign	37	(2)	126
Loss before income tax expense	$(155,218)	$(207,967)	$(338,816)
The difference between the Company's provision for income taxes and the amounts computed by applying the statutory federal income tax rate to income before income taxes for the year ended December 31, 2025 is as follows (in thousands):

	Year Ended December 31, 2025
	Amount	%
Income taxes (benefit) at statutory federal rate	$(32,596)	21.00%
State and local taxes, net of federal income tax effect	—	—%
Foreign tax effects
Other foreign	(23)	0.01%
Changes in valuation allowance	37,622	(24.24)%
Non-taxable or nondeductible items
Stock compensation	773	(0.50)%
Change in fair market value of contingent value right	(6,251)	4.03%
Limitation on officers' compensation	2,860	(1.84)%
Permanent and other items	114	(0.07)%
Other
Other	10	(0.01)%
Stock based compensation - deferred only	(2,524)	1.63%
Provision / (benefit) for income taxes	$(15)	0.01%
As disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the difference between the Company's provision for income taxes and the amounts computed by applying the statutory federal income tax rate to income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Tax provision derived by applying the federal statutory rate to income before income taxes	$(43,673)	$(71,151)
Loss on forward contract valuation	—	17,541
Acquired IPR&D	—	27,340
Loss on CVR revaluation	4,290	3,987
Other permanent differences	1,865	4,472
Federal tax credits	(91)	(1)
Effect of tax rate on foreign jurisdiction	(2)	(53)
Other, net	191	—
Change in the valuation allowance	37,471	17,839
Income tax (benefit) expense	$51	$(26)
The amounts of cash income taxes paid by the company are as follows:

Year Ended December 31, 2025
Federal	$—
State	—
Foreign	(15)
Total	$(15)

The components of the deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2025	2024	2023
Deferred tax assets
Net operating loss carryforward	$118,511	$87,321	$74,454
Capitalized 174 R&D costs	44,465	45,531	22,532
Intangible assets	4,070	2,117	47
Accrued expense	1,625	1,047	579
Stock-based compensation	12,943	7,114	4,246
Federal tax credits	18,196	18,196	21,914
State tax credits	1,631	1,631	1,631
Other	87	64	88
Total deferred tax assets	201,528	163,021	125,491
Deferred tax liabilities
Unrealized gain	(183)	(92)	—
Total deferred tax liabilities	(183)	(92)	—
Less: Valuation allowance	(201,345)	(162,929)	(125,491)
Deferred tax assets, net	$—	$—	$—
The Company has established a full federal and state valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of the deferred tax asset based on the Company’s lack of earnings history. The valuation allowance increased by $38.4 million, $37.4 million, and $17.8 million during the years ended December 31, 2025, 2024, and 2023, respectively, primarily due to continuing loss from operations.
As of December 31, 2025 and 2024, the Company had U.S. net operating loss carryforwards (“NOL”) of $560.1 million and $415.8 million, respectively.
For the year ended December 31, 2025, the Company had U.S. tax credit carryforwards and state tax credit carryforwards of $18.2 million and $2.1 million, respectively. Of the net operating loss and tax credit carryforwards $58.4 million and $20.3 million will begin to expire in 2033 and 2034, respectively.
For the year ended December 31, 2024, the Company had U.S. tax credit carryforwards and state tax credit carryforwards of $18.2 million and $2.1 million, respectively. Of the net operating loss and tax credit carryforwards $58.4 million and $20.3 million will begin to expire in 2033 and 2034, respectively, if not utilized. Any remaining net operating loss will carry forward indefinitely and can be utilized to offset up to 80% of the taxable income in any tax year. The net operating loss and credit carryforwards are subject to Internal Revenue Service adjustments until the statute closes on the year the net operating loss or tax credits are utilized.
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
The Company is subject to examination by taxing authorities in its significant jurisdictions for the year ended 2021 and subsequent years. However, due to NOL and tax attribute carryovers, the taxing authorities have the ability to adjust the NOLs and other tax attributes related to closed years. As of December 31, 2025 and 2024, there were no amounts recorded for uncertain tax positions. As of December 31, 2025, undistributed earnings of the Company’s incorporated foreign subsidiaries are immaterial. Under the Global Intangible Low-Taxed Income (“GILTI”) provisions of the 2017 Tax Cuts and Jobs Act, U.S. income taxes have been incurred on the undistributed earnings of the foreign subsidiaries and therefore, the tax impact upon distribution is limited to state income and withholding taxes and is not material.
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
The following table sets forth the significant expenses provided to the CODM on a regular basis (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$—	$—	$886

Less:
Compensation	$34,794	$21,780	$22,590
Stock-based compensation (1)	37,614	44,833	25,675
Research and development, excluding compensation and stock-based compensation (2) (3)	132,490	127,491	65,282
Other segment items (4) (5)	(49,695)	13,914	226,129
Segment net loss	$155,203	$208,018	$338,790

Reconciliation of net loss
Adjustments and reconciling items	—	—	—
Consolidated net loss	$155,203	$208,018	$338,790
(1)Includes $1.0 million, $15.6 million and $11.5 million in related party expenses for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Includes non-clinical study expenses, clinical trial expenses and manufacturing costs.
(3)Includes $10.5 million, $25.5 million and $37.1 million in related party expenses for the years ended December 31, 2025, 2024 and 2023, respectively.
(4)Includes general and administrative expenses such as audit, legal, and other professional fees, interest income, and Other expense, net. For the year ended December 31, 2025, includes a gain recognized in connection with the sale of pegzilarginase to Immedica. For the year ended December 31, 2023, includes acquired IPR&D expense related to the Asset Acquisition, a gain on sale related to sale of Pegzilarginase to Immedica, and changes in the forward-contract liability related to the Asset Acquisition.
(5)Includes a $29.8 million decrease, a $20.4 million increase and a $18.9 million increase in fair value of CVR liability for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The following table sets forth the computation of basic and diluted net loss per share of common stock, Series A Preferred Stock, and Series B Preferred Stock (in thousands, except share and per share amounts):

	Year Ended December 31, 2025
	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(27,344)	$(1,317)	$(126,541)
Denominator
Weighted-average shares outstanding	346,045	16,667	64,056,442
Net loss per share, basic and diluted	$(79.02)	$(79.02)	$(1.98)

	Year Ended December 31, 2024
	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(47,624)	$(10,839)	$(149,555)
Denominator
Weighted-average shares outstanding	374,387	85,208	46,940,206
Weighted-average pre-funded warrants outstanding	—	—	87,432
Number of shares used in per share computation	374,387	85,208	47,027,638
Net loss per share, basic and diluted	$(127.21)	$(127.21)	$(3.18)

	Year Ended December 31, 2023
	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(239,158)	$(4,749)	$(94,883)
Denominator
Weighted-average shares outstanding	434,612	8,630	6,201,954
Weighted-average pre-funded warrants outstanding	—	—	695,111
Number of shares used in per share computation	434,612	8,630	6,897,065
Net loss per share, basic and diluted	$(550.28)	$(550.29)	$(13.76)

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Options to purchase common stock	1,785,568	3,212,734	2,583,226
Unvested restricted stock units	27,806	68,027	4,240
Outstanding Parapyre Warrants	1,532,591	686,724	5,625.00

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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
Trading Plans
During the fiscal quarter ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K), except as described below.
On November 10, 2025, Scott Burrows, our Chief Financial Officer, terminated a trading plan dated April 15, 2024 intended to satisfy Rule 10b5-1(c) to sell up to 180,000 shares of our common stock over a period ending November 19, 2026, subject to certain conditions, and adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 180,000 shares of our common stock over a period ending February 3, 2028, subject to certain conditions.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference from the applicable information set forth in the Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K (the “2026 Proxy Statement”), including the sections titled “Information Regarding Director Nominees and Continuing Directors,” “Executive Officers,” “Corporate Governance,” and, if applicable, “Delinquent Section 16(a) Reports.”
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference from the applicable information set forth in our 2026 Proxy Statement, including the sections titled “Executive Compensation” and "Corporate Governance."
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference from the applicable information set forth in our 2026 Proxy Statement, including the sections titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Securities Authorized for Issuance Under Equity Compensation Plans.”
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference from the applicable information set forth in our 2026 Proxy Statement, including the sections titled “Certain Relationships and Related Party Transactions" and "Director Independence."
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference from the applicable information set forth in our 2026 Proxy Statement, including the section titled “Ratification of Independent Auditor Appointment."

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1.Financial Statements
See Index to Financial Statements at Item 8 herein.
2.Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.Exhibits

Exhibit Number		Incorporate by Reference
	Description of Document	Form	File No.	Date of Filing	Exhibit No.	Filed Herewith

2.1	Agreement and Plan of Merger, dated June 22, 2023, by and among the Company, Aspen Merger Sub I, Inc., Sequoia Merger Sub II, LLC and Spyre Therapeutics, Inc.	S-1	333-276251	12/22/2023	2.1

3.1	Second Amended and Restated Certificate of Incorporation of the Company, effective as of May 14, 2024	8-K	001-37722	5/15/2024	3.2

3.2	Amended and Restated Bylaws	S-1/A	333-276251	2/5/2024	3.2

3.3	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock	S-1	333-276251	12/22/2023	3.3

3.4	Certificate of Designations of Series B Non-Voting Convertible Preferred Stock	S-1	333-276251	12/22/2023	3.4

3.5	Certificate of Amendment to Certificate of Designation of Series B Non-Voting Convertible Preferred Stock	8-K	001-37722	3/18/2024	3.2

4.1	Form of Registration Rights Agreement, by and among the Company and certain purchasers (December 2023 PIPE)	S-1/A	333-276251	2/5/2024	4.1

4.2	Form of Common Stock Certificate	S-1	333-276251	12/22/2023	4.2

4.3	Form of Registration Rights Agreement, by and among the Company and certain purchasers (June 2023 PIPE)	S-1/A	333-276251	2/5/2024	4.4

4.4	Description of the Registrant's securities	10-K	001-37722	2/27/2025	4.4

4.5	Form of Warrant to Purchase Common Stock (Parapyre Warrant 2023)	10-Q	001-37722	8/5/2025	4.1

4.6	Form of Warrant to Purchase Common Stock (Parapyre Warrant 2024)	10-Q	001-37722	8/5/2025	4.2

10.1	Form of Indemnification Agreement	S-1/A	333-276251	2/5/2024	10.19

Exhibit Number		Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Date of Filing	Exhibit No.	Filed Herewith
10.2‡	2015 Equity Incentive Plan and forms of award agreements	S-1	333-276251	12/22/2023	10.7

10.3‡	Spyre Therapeutics, Inc. 2016 Equity Incentive Plan, As Amended and Restated Effective November 21, 2023	S-1	333-276251	12/22/2023	10.8

10.4‡	Form of Stock Option Agreement under the Amended and Restated Spyre Therapeutics, Inc. 2016 Equity Incentive Plan	10-Q	001-37722	8/7/2024	10.6

10.5‡	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Spyre Therapeutics, Inc. 2016 Equity Incentive Plan					X

10.6‡	Spyre Therapeutics, Inc. 2016 Employee Stock Purchase Plan, as amended by the First Amendment on January 31, 2024	10-K	001-37722	2/29/2024	10.4

10.7‡	Spyre Therapeutics, Inc. 2018 Equity Inducement Plan and the First Amendment, Second Amendment, Third Amendment, Fourth Amendment, Fifth Amendment and Sixth Amendment thereto	10-Q	001-37722	8/5/2025	10.1

10.8‡	Form of Stock Option Agreement under the Amended and Restated 2018 Equity Inducement Plan	S-1	333-276251	12/22/2023	10.11

10.9‡	Form of Restricted Stock Unit Award Agreement under the Amended Spyre Therapeutics, Inc. 2018 Equity Inducement Plan	10-Q	001-37722	8/7/2024	10.7

10.10‡	Spyre Therapeutics, Inc. 2023 Equity Incentive Plan	S-1	333-276251	12/22/2023	10.12

10.11‡	Form of Stock Restriction Agreement	S-1	333-276251	12/22/2023	10.13

10.12‡	Form of Severance Agreement	S-1	333-276251	12/22/2023	10.14

10.13‡	Amended and Restated Offer Letter, dated November 22, 2023 and as amended on February 1, 2024, by and between the Company and Cameron Turtle	S-1/A	333-276251	2/5/2024	10.4

10.14‡	Offer Letter, dated August 10, 2023, by and between the Company and Scott Burrows	S-1	333-276251	12/22/2023	10.16

10.15‡	Offer Letter, dated August 18, 2023, by and between the Company and Heidy King-Jones	10-K	001-37722	2/29/2024	10.19

10.16‡	Offer Letter, dated September 20, 2024, by and between the Company and Sheldon Sloan	10-Q	001-37722	11/7/2024	10.5

10.17‡	Consulting Agreement by and between the Company and Mark McKenna, effective August 1, 2023	10-K	001-37722	2/29/2024	10.20

Exhibit Number		Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Date of Filing	Exhibit No.	Filed Herewith
10.18†	Amended and Restated Biologics Master Services Agreement, dated October 14, 2024, by and between the Company and WuXi Biologics (Hong Kong) Limited	8-K	001-37722	10/15/2024	10.2

10.19†	Amended and Restated Cell Line License Agreement, dated October 14, 2024, by and between the Company and WuXi Biologics (Hong Kong) Limited	8-K	001-37722	10/15/2024	10.3

10.20	Novation Agreement, dated September 19, 2023, by and between Paragon Therapeutics, Inc., the Company and WuXi Biologics (Hong Kong) Limited	S-1	333-276251	12/22/2023	10.3

10.21	Amendment No. 1 to Novation Agreement, dated April 25, 2024, by and between Paragon Therapeutics, Inc., the Company and WuXi Biologics (Hong Kong) Limited	10-Q	001-37722	5/9/2024	10.6

10.22†	Second Amended and Restated Antibody Discovery and Option agreement, dated May 14, 2024, by and between the Company, Paragon Therapeutics, Inc. and Parapyre Holding LLC	10-Q	001-37722	8/7/2024	10.5

10.23†	α4ß7 (SPY001) License Agreement, dated May 14, 2024, by and between the Company and Paragon Therapeutics, Inc.	10-Q	001-37722	8/7/2024	10.3

10.24†	TL1A (SPY002) License Agreement, dated May 14, 2024, by and between the Company and Paragon Therapeutics, Inc.	10-Q	001-37722	8/7/2024	10.4

10.25†	Amended and Restated IL-23 (SPY003) License Agreement, dated February 24, 2025, by and between the Company and Paragon Therapeutics, Inc.	10-K	001-37722	2/27/2025	10.25

10.26	Sales Agreement, dated September 6, 2024, between Spyre Therapeutics, Inc. and TD Securities (USA) LLC	S-3	333-285341	2/27/2025	1.2

16.1	Letter from PricewaterhouseCoopers LLP, dated March 6, 2025	8-K	001-37722	3/6/2025	16.1

19.1	Spyre Therapeutics, Inc. Insider Trading Policy	10-K	001-37722	2/27/2025	19.1

21.1	Subsidiaries of the Registrant					X

23.1	Consent of KPMG LLP					X

23.2	Consent of PricewaterhouseCoopers LLP					X

24.1	Power of Attorney					X

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

Exhibit Number		Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Date of Filing	Exhibit No.	Filed Herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97	Spyre Therapeutics, Inc. Compensation Recoupment (Clawback) Policy	10-K	001-37722	2/29/2024	97

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL and contained in Exhibit 101
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
Date: February 19, 2026

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

Signature	Title	Date

/s/ Cameron Turtle, D.Phil	President and Chief Executive Officer and Director	February 19, 2026
Cameron Turtle, D.Phil	(Principal Executive Officer)

/s/ Scott Burrows	Chief Financial Officer	February 19, 2026
Scott Burrows	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey W. Albers	Chairman of the Board	February 19, 2026
Jeffrey W. Albers

/s/ Peter Harwin	Director	February 19, 2026
Peter Harwin

/s/ Michael Henderson, M.D.	Director	February 19, 2026
Michael Henderson, M.D.

/s/ Tomas Kiselak	Director	February 19, 2026
Tomas Kiselak

/s/ Mark McKenna	Director	February 19, 2026
Mark McKenna

/s/ Sandra Milligan	Director	February 19, 2026
Sandra Milligan

/s/ Laurie Stelzer	Director	February 19, 2026
Laurie Stelzer