Form 10-Q
period 2026-03-31
Spyre Therapeutics, Inc.
filed 2026-05-05
CIK 1636282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 28, 2026, the registrant had 86,841,253 shares of common stock, $0.0001 par value per share, outstanding.

SPYRE THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026
TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2026 and 2025	2

	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2026 and 2025	3

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the Three Months Ended March 31, 2026 and 2025	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION		34

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82

Item 3.	Defaults Upon Senior Securities	82

Item 4.	Mine Safety Disclosures	82

Item 5.	Other Information	83

Item 6.	Exhibits	84

	Signatures	86

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”, and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding any future payouts under our contingent value rights (“CVRs”) issued in connection with the acquisition of Spyre Therapeutics, Inc. (the “Asset Acquisition”; our future results of operations and financial position; our business strategy, including our ability to develop best-in-class therapeutics for inflammatory bowel disease (“IBD”), rheumatoid arthritis (“RA”), psoriatic arthritis (“PsA”), axial spondyloarthritis (“axSpA”) and other immune-mediated diseases that meaningfully improve both efficacy and convenience compared to today's standard of care and our ability to develop first-in-class therapeutics for rheumatic diseases (“RD”); our plans to expand the development of our product candidates, including SPY002, to indications beyond IBD and RD; our ability to achieve the expected benefits or opportunities with respect to our product candidates, including their potential commercialization; the potential consistency of the SPY001, SPY002, SPY072 and SPY003 Phase 1 trial and Phase 2 trial final data readouts with previously disclosed data for our programs; expectations regarding the drug delivery of our product candidates, including in the form of a subcutaneous injection; the planned dosing regimen for SPY001, SPY002, SPY072, SPY003, and combinations thereof, including the potential for a Q3M-Q6M dosing profile and the potential for such dosing profile to be the leading product profile in IBD and RD; our non-clinical and clinical development activities, including our plans for and timing of cohort initiation and data readouts for the ongoing SKYWAY Phase 2 basket trial and SKYLINE Phase 2 platform trial, enrollment of clinical trials and, the inclusion of each rational combination in Part B of the SKYLINE Phase 2 platform trial and the number of data readouts expected to be delivered in 2026 and 2027; estimated market sizes and potential growth opportunities; the potential efficacy, tolerability, convenience, commercial viability and safety profile of our product candidates, including in combinations; the potential therapeutic benefits and economic value of our product candidates as monotherapies or in combinations and their extended half-life; our ability to achieve the expected benefits or opportunities and related timing with respect to the Asset Acquisition; the expected impact of macroeconomic conditions, including inflation, increasing interest rates and volatile market conditions, current or potential bank failures, as well as global events, including the ongoing military conflict between United States and Iran and Ukraine and Russia, the conflicts in the Middle East, and geopolitical tensions between the United States and other countries, including China, on our operations, and the implementation of changes in law, tariffs, sanctions, export or import controls, and other government measures that could impact our business operations, including restricting international trade by the United States, China or other countries; are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, but not limited to, uncertainties and risks arising from regulatory feedback, including potential disagreement by regulatory authorities with our interpretation of data and our ongoing or planned clinical trials for our product candidates, including our plans for and timing of cohort initiation for combination arms for the ongoing SKYLINE Phase 2 platform trial across different jurisdictions; the potential for final clinical data not being consistent with or different than the previously disclosed data for our programs; the impacts of adverse events or disappointing results in clinical trials of third parties, including our competitors developing product candidates that target similar mechanisms of action and/or indications as our product candidates; the expected or potential impact of macroeconomic conditions, including inflationary pressures, rising interest rates, general economic slowdown or a recession, changes in tariff/trade and monetary policy, volatile market conditions, financial institution instability, as well as geopolitical instability, including the ongoing military conflicts between the United States and Iran and Ukraine and Russia, conflicts in the Middle East, and geopolitical tensions between the United States and other countries, including China, on our operations; the implementation of changes in law, tariffs, sanctions, export or import controls, and other government measures that could impact our business operations, including restricting international trade by the United States, China or other countries and the BIOSECURE Act; and those uncertainties and factors described in Item 1A, “Risk Factors” included in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I. – Financial Information
Item 1. Financial Statements (Unaudited).

Spyre Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$97,185	$85,721
Marketable securities	644,282	670,812
Prepaid expenses and other current assets	22,486	21,248
Total current assets	763,953	777,781
TOTAL ASSETS	$763,953	$777,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,692	$8,904
CVR liability	50,260	22,820
Accrued and other current liabilities	29,160	26,947
Related party accounts payable	50	14
Total current liabilities	85,162	58,685
Non-current CVR liability	6,690	3,860
Other non-current liabilities	1,290	—
TOTAL LIABILITIES	93,142	62,545
Commitments and Contingencies (Notes 6 and 7)
STOCKHOLDERS’ EQUITY
Series A non-voting convertible preferred stock, $0.0001 par value; 1,086,341 shares authorized as of March 31, 2026 and December 31, 2025; 346,045 shares issued and outstanding as of March 31, 2026 and December 31, 2025.	146,425	146,425
Series B non-voting convertible preferred stock, $0.0001 par value; 271,625 shares authorized and 16,667 shares issued and outstanding as of March 31, 2026 and December 31, 2025.	9,395	9,395
Preferred stock, $0.0001 par value; 8,642,034 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding as of March 31, 2026 and December 31, 2025.	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 78,839,858 shares and 78,189,811 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	15	15
Additional paid-in capital	1,712,383	1,686,167
Accumulated other comprehensive (loss) income	(767)	869
Accumulated deficit	(1,196,640)	(1,127,635)
TOTAL STOCKHOLDERS’ EQUITY	670,811	715,236
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$763,953	$777,781
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development (1)	60,411	41,623
General and administrative (2)	15,230	11,944
Gain on sale of in-process research and development asset	(30,000)	—
Total operating expenses	45,641	53,567
Loss from operations	(45,641)	(53,567)

Other (expense) income:
Interest income	6,995	6,493
Other (expense) income, net	(30,359)	2,286
Total other (expense) income	(23,364)	8,779
Loss before income tax expense	(69,005)	(44,788)
Income tax benefit	—	15
Net loss	$(69,005)	$(44,773)

Net loss per share, basic and diluted, Series A Preferred Stock	$(29.66)	$(23.95)
Weighted-average Series A non-voting convertible preferred stock outstanding, basic and diluted	346,045	346,045

Net loss per share, basic and diluted, Series B Preferred Stock	$(29.66)	$(23.95)
Weighted-average Series B non-voting convertible preferred stock outstanding, basic and diluted	16,667	16,667

Net loss per share, basic and diluted, common	$(0.74)	$(0.60)
Weighted-average common stock outstanding, basic and diluted	78,548,709	60,265,932

(1)Includes $3.1 million and $2.5 million in related party expenses for the three months ended March 31, 2026 and 2025, respectively.
(2)Includes related party expenses of $0.3 million for the three months ended March 31, 2026 and 2025.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(69,005)	$(44,773)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	14
Unrealized (loss) gain on marketable securities	(1,636)	488
Total comprehensive loss	$(70,641)	$(44,271)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Changes in
Convertible Preferred Stock and Stockholders’ Equity
(Unaudited, in thousands)

	Three Months Ended March 31, 2026
	Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances - December 31, 2025	346	$146,425	17	$9,395	78,190	$15	$1,686,167	$869	$(1,127,635)	$715,236
Issuance of common stock in connection with at-the-market offering program, net of financing costs	—	—	—	—	296	—	9,747	—	—	9,747
Issuance of common stock in connection with exercise of stock options	—	—	—	—	354	—	3,663	—	—	3,663
Stock-based compensation expense	—	—	—	—	—	—	12,806	—	—	12,806
Unrealized gain on marketable securities	—	—	—	—	—	—	—	(1,636)	—	(1,636)
Net loss	—	—	—	—	—	—	—	—	(69,005)	(69,005)
Balances - March 31, 2026	346	$146,425	17	$9,395	78,840	$15	$1,712,383	$(767)	$(1,196,640)	$670,811

	Three Months Ended March 31, 2025
	Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
December 31, 2024	346	$146,425	17	$9,395	60,257	$13	$1,334,223	$180	$(972,432)	$517,804
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	—	—	19	—	218	—	—	218
Stock-based compensation expense	—	—	—	—	—	—	8,859	—	—	8,859
Foreign currency translation adjustment	—	—	—	—	—	—	—	14	—	14
Unrealized gain on marketable securities	—	—	—	—	—	—	—	488	—	488
Net loss	—	—	—	—	—	—	—	—	(44,773)	$(44,773)
Balances - March 31, 2025	346	$146,425	17	$9,395	60,276	$13	$1,343,300	$682	$(1,017,205)	$482,610
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(69,005)	$(44,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	12,806	8,859
Acquired in-process research and development	—	—
Change in fair value of CVR liability	30,270	(2,400)
Gain on sale of in-process research and development asset	(30,000)	—
Net accretion of discount on marketable securities	(2,059)	(2,642)
Interest proceeds from maturities of zero coupon U.S. Treasury Bills	372	530
Changes in operating assets and liabilities:
Accounts payable	(3,212)	3,023
Accrued and other liabilities	3,653	(5,998)
Related party accounts payable	36	1,945
Prepaid expenses and other assets	(233)	462
Net cash used in operating activities	(57,372)	(40,994)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and sales of marketable securities	107,748	71,383
Purchases of marketable securities	(81,167)	(71,444)
Proceeds from sale of in-process research and development asset	30,000	—
Net cash provided by (used in) investing activities	56,581	(61)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in connection with at-the-market offering program, net of issuance costs	9,750	—
Payment of deferred offering costs in connection with shelf registration	(171)	(93)
Proceeds from employee stock option exercises and employee stock plan purchases	2,676	218
Net cash provided by financing activities	12,255	125
NET DECREASE IN CASH AND CASH EQUIVALENTS	11,464	(40,930)

CASH AND CASH EQUIVALENTS
Beginning of period	85,721	89,423
End of period	$97,185	$48,493

Supplemental Disclosure of Non-Cash Financing Information:
Proceeds from stock option exercises received in subsequent period	$987	$—
Allocation of deferred offering costs against proceeds of issuance of common stock	$3	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. The Company and Basis of Presentation
Spyre Therapeutics, Inc., formerly Aeglea BioTherapeutics, Inc. (“Spyre” or the “Company”), is a clinical stage biotechnology company focused on developing next generation therapeutics for patients living with inflammatory bowel disease (“IBD”) and rheumatic diseases (“RD”). The Company was formed as a Limited Liability Company in Delaware on December 16, 2013 under the name Aeglea BioTherapeutics Holdings, LLC and was converted from a Delaware LLC to a Delaware corporation on March 10, 2015. On June 22, 2023, the Company acquired the assets of Spyre Therapeutics, Inc., privately held biotechnology company (the “Asset Acquisition”), and on November 27, 2023, the Company completed its corporate rebranding, changing the name of the Company to Spyre Therapeutics, Inc. The Company operates in one segment and has its principal offices in Waltham, Massachusetts.
In connection with the Asset Acquisition, a non-transferable contingent value right (“CVR”) was distributed to stockholders of record of the Company as of the close of business on July 3, 2023 (the “Legacy Stockholders”). Holders of the CVRs will be entitled to receive certain cash payments from proceeds received by the Company prior to the third anniversary of the CVR Agreement, if any, related to the disposition or monetization of its legacy assets during the one-year period following the closing of the Asset Acquisition.
On September 6, 2024, the Company entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC as its agent, pursuant to which the Company may issue and sell up to $200.0 million of shares of common stock under an at-the-market (“ATM”) offering program. During the three months ended March 31, 2026, the Company sold an aggregate of 296,396 shares of common stock under the ATM offering program at an average price per share of $33.566 resulting in net proceeds of $9.7 million after deducting sales agent commissions and other offering costs of $0.2 million. As of March 31, 2026, $154.1 million remained available for sale under the Sales Agreement.
On October 13, 2025, the Company entered into an underwriting agreement (the “October 2025 Underwriting Agreement”), pursuant to which the Company sold an aggregate of 17,094,594 shares of its common stock, inclusive of 2,229,729 shares pursuant to the full exercise of the underwriters' over-allotment option, at a public offering price per share of $18.50, resulting in net proceeds of approximately $296.4 million after deducting approximately $19.9 million of underwriting discounts and other offering costs (the “October 2025 Offering”). The over-allotment option was exercised in full on October 14, 2025 and the transaction closed on October 15, 2025.
On April 13, 2026, the Company entered into an underwriting agreement (the “April 2026 Underwriting Agreement”), pursuant to which the Company sold an aggregate of 7,475,000 shares of its common stock, inclusive of 975,000 shares pursuant to the full exercise of the underwriters' over-allotment option, at a public offering price per share of $62.00, resulting in net proceeds of approximately $435.3 million after deducting approximately $28.1 million of underwriting discounts and other offering costs (the “April 2026 Offering”). The over-allotment option was exercised in full on April 15, 2026 and the transaction closed on April 16, 2026.
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
Since its inception and through March 31, 2026, the Company has funded its operations by raising an aggregate of approximately $1.7 billion of gross proceeds from the sale and issuance of convertible preferred stock and common stock, pre-funded warrants, the collection of grant proceeds, and the licensing of its product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East. As of

March 31, 2026, Spyre had an accumulated deficit of $1.2 billion, and cash, cash equivalents, and marketable securities of $741.5 million.
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
Unaudited Interim Financial Information
The interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of March 31, 2026, and its results of operations for the three months ended March 31, 2026 and 2025, changes in convertible preferred stock and stockholders’ equity for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. The December 31, 2025 balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2025 (the “Annual Report”) as filed with the SEC on February 19, 2026.
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
Recently Adopted Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements adopted during the three months ended March 31, 2026 that are of significance or potential significance to the Company.
Not Yet Adopted Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update 2024-03 (“ASU 2024-03”) Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU 2024-03 or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact ASU 2024-03 will have on its disclosures.
3. Fair Value Measurements
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$95,448	$—	$—	$95,448
U.S. government treasury securities	257,180	—	—	257,180
U.S. government agency securities	—	136,040	—	136,040
Commercial paper	—	164,406	—	164,406
Corporate bonds	—	86,656	—	86,656
Total financial assets	$352,628	$387,102	$—	$739,730

Liabilities:
CVR liability	$—	$—	$56,950	$56,950
Total liabilities	$—	$—	$56,950	$56,950

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$74,004	$—	$—	$74,004
U.S. government treasury securities	266,064	—	—	266,064
U.S. government agency securities	—	119,590	—	119,590
Commercial paper	—	194,355	—	194,355
Corporate bonds	—	100,790	—	100,790
Total financial assets	$340,068	$414,735	$—	$754,803

Liabilities:
CVR liability	$—	$—	$26,680	$26,680
Total liabilities	$—	$—	$26,680	$26,680
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
The significant inputs used to estimate the fair value of the CVR liability were as follows:

March 31, 2026
Estimated cash flow dates	05/15/26 - 08/15/29
Estimated probability of success	0% - 83%
Risk-adjusted discount rates	13.46% - 13.59%
The change in fair value between December 31, 2025 and March 31, 2026 was a $30.3 million increase, primarily driven by the achievement of certain milestones and changes in the likelihood of achievement of certain milestones and receipt of certain cash consideration within the CVR term, changes in estimated cash flow dates, and an increase in risk-adjusted discount rates, partially offset by time value of money adjustments.
The following table presents changes in the CVR liability for the periods presented (in thousands):

CVR Liability
Beginning balance as of December 31, 2025	$26,680
Changes in the fair value of the CVR liability	30,270
Ending Balance as of March 31, 2026	$56,950
4. Cash Equivalents and Marketable Securities
The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$95,448	$—	$—	$95,448
Total cash equivalents	$95,448	$—	$—	$95,448

Marketable securities:
Commercial paper	$164,635	$1	$(230)	$164,406
Corporate bonds	86,788	17	(149)	86,656
U.S. government treasury securities	257,224	252	(296)	257,180
U.S. government agency securities	136,402	20	(382)	136,040
Total marketable securities	$645,049	$290	$(1,057)	$644,282

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$74,004	$—	$—	$74,004
Commercial paper	9,987	—	—	9,987
Total cash equivalents	$83,991	$—	$—	$83,991

Marketable securities:
Commercial paper	$184,423	$25	$(80)	$184,368
Corporate bonds	100,753	60	(23)	100,790
U.S. government treasury securities	265,316	748	—	266,064
U.S. government agency securities	119,450	153	(13)	119,590
Total marketable securities	$669,942	$986	$(116)	$670,812
The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2026 and December 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2026
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$139,980	$(230)	$—	$—	$139,980	$(230)
Corporate bonds	$74,746	$(149)	$—	$—	$74,746	$(149)
U.S. government treasury securities	95,038	(296)	—	—	95,038	(296)
U.S. government agency securities	122,231	(382)	—	—	122,231	(382)
Total marketable securities	$431,995	$(1,057)	$—	$—	$431,995	$(1,057)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Commercial paper	$99,837	$(80)	$—	$—	$99,837	$(80)
Corporate bonds	58,296	(23)	—	—	58,296	(23)
U.S. government agency securities	22,828	(13)	—	—	22,828	(13)
Total marketable securities	$180,961	$(116)	$—	$—	$180,961	$(116)
The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. As of March 31, 2026 and December 31, 2025, an allowance for credit losses had not been recognized. Given the Company's intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, the Company does not consider these marketable securities to be impaired as of March 31, 2026 and December 31, 2025.

The financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash deposits. Accounts at each of the Company's two U.S. banking institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor. As of March 31, 2026 and December 31, 2025, cash deposits at the Company's U.S. banking institutions exceeded the FDIC limits.
There were no realized gains or losses on marketable securities for both the three months ended March 31, 2026 and 2025. Interest on marketable securities is included in interest income. Accrued interest receivable on available-for-sale debt securities as of March 31, 2026 and December 31, 2025, was $4.6 million and $4.5 million, respectively, and is reflected in Prepaid expenses and other current assets.
The following table summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	March 31, 2026	December 31, 2025
Due in one year or less	$419,203	$440,895
Due in 1 - 2 years	225,079	229,917
Total marketable securities	$644,282	$670,812
The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.
5. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation	$5,067	$7,940
Accrued contracted research and development costs	22,504	17,424
Accrued professional and consulting fees	1,424	1,404
Accrued other	165	179
Total accrued and other current liabilities	$29,160	$26,947
6. Licensing Agreements
On July 12, 2023, December 14, 2023, and June 5, 2024, the Company exercised the Option (as defined below) available under the antibody discovery and option agreement, dated May 25, 2023 and subsequently amended and restated on September 29, 2023 and May 14, 2024, by and among the Company, Paragon Therapeutics, Inc. (“Paragon”) and Parapyre Holding LLC (“Parapyre”) (as amended, the “Paragon Agreement”) with respect to the SPY001, SPY002 and SPY072, and SPY003 research programs, respectively.
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
On October 11, 2024, the Company and Paragon entered into a license agreement (as amended, the “SPY003 License Agreement”, and together with the SPY001 License Agreement and the SPY002 and SPY072 License Agreement, the “License Agreements”), pursuant to which Paragon granted the Company a royalty-

bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting IL-23 in the field of IBD.
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
The Company recognized expense related to Paragon license milestone payments, recorded within Research and development expenses, in the accompanying condensed statement of operations of $3.0 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively.
The Company paid milestone payments to Paragon totaling $3.0 million and nil for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, there were no milestone payments outstanding and payable to Paragon.
Additionally, the Company did not recognize any sublicensing fees expense for the three months ended March 31, 2026 or 2025.
The Company paid sublicensing fees to Paragon totaling nil and $0.5 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, there were no sublicensing fees outstanding and payable to Paragon.
7. Related Party Transactions
Paragon and Parapyre each beneficially own less than 5% of a class of the Company's voting securities through their respective holdings of the Company's common stock. Fairmount Funds Management LLC (“Fairmount”) beneficially owns more than 5% of a class of the Company's voting securities, has two seats on the Board (held by Peter Harwin and Tomas Kiselak) and beneficially owns more than 5% of Paragon.

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
The following is the summary of expenses related to the License Agreements and other Paragon reimbursable expenses, which are ultimately settled in cash (in millions) and recorded within Research and development in the consolidated statement of operations for the periods presented:

	Three Months Ended March 31,
	2026	2025
License Agreements milestone and sublicensing fees	$3.0	$2.5
Other Paragon reimbursable expenses	0.1	—
Total related party expense (excludes stock-based compensation)	$3.1	$2.5
The following is the summary of Related party accounts payable and other current liabilities (in millions):

	March 31, 2026	December 31, 2025
Other Paragon reimbursable expenses	$0.1	$—
Total related party accounts payable	$0.1	$—
For the three months ended March 31, 2026 and 2025, the Company recognized $0.1 million and de minimis, respectively, of Paragon reimbursable expenses, which were recorded as Research and development expenses in the consolidated statements of operations.
For the three months ended March 31, 2026 and 2025, the Company made payments totaling de minimis and $0.1 million, respectively, in connection with Paragon reimbursable expenses.
Paragon License Agreements
See Note 6 for disclosures related to the License Agreements entered into with Paragon.
Mark McKenna Option Grant
On February 1, 2024, the Board appointed Mark McKenna as a Class I director. Mr. McKenna and the Company are parties to a consulting agreement, pursuant to which Mr. McKenna agreed to continue to provide consulting services as an independent contractor to the Company, with an effective date of August 1, 2023 (the “Vesting Commencement Date”). As compensation for Mr. McKenna’s consulting services, on November 22, 2023, he was granted non-qualified stock options to purchase 477,000 shares of the Company’s common stock under the 2016 Plan (as defined in Note 9) with an exercise price of $10.39 per share, which vest as to 25% on the one year anniversary of the Vesting Commencement Date and thereafter vest and become exercisable in 36 equal monthly installments, subject to Mr. McKenna’s continued service to the Company through each applicable vesting date. The Company recognized stock-based compensation expense related to Mr. McKenna's consulting agreement of $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

8. Convertible Preferred Stock and Stockholders’ Equity
Warrants
As of March 31, 2026, a total of 1,532,591 warrants with a weighted-average exercise price of $22.49 remain outstanding.
Series A Non-Voting Convertible Preferred Stock
Pursuant to the Company's Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock (the “Series A Certificate of Designation”), holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal to, on an as-if-converted-to-common stock basis, and in the same form as, dividends actually paid on shares of common stock. Except as provided in the Series A Certificate of Designation or as otherwise required by law, the Series A Preferred Stock does not have voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock: (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, or alter or amend the Series A Certificate of Designation, amend or repeal any provision of, or add any provision to, the Company’s Certificate of Incorporation or its Bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series A Preferred Stock, regardless of whether any of the foregoing actions will be by means of amendment to the Certificate of Incorporation or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (b) issue further shares of Series A Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of Series A Preferred Stock, (c) prior to the stockholder approval of the conversion of the Series A Preferred Stock into shares of common stock in accordance with Nasdaq Stock Market Rules or at any time while at least 30% of the originally issued Series A Preferred Stock remains issued and outstanding, consummate (x) any Fundamental Transaction (as defined in the Series A Certificate of Designation) or (y) any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the Company's stockholders immediately before such transaction do not hold at least a majority of the Company's capital stock immediately after such transaction or (d) enter into any agreement with respect to any of the foregoing. The Series A Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company.
As of March 31, 2026, 346,045 shares of Series A Preferred Stock remained outstanding and are convertible into 13,841,800 common shares.
Series B Non-Voting Convertible Preferred Stock
Pursuant to the Company's Certificate of Designation of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock (as amended, the “Series B Certificate of Designation”), holders of Series B Preferred Stock are entitled to receive dividends on shares of Series B Preferred Stock equal to, on an as-if-converted-to-common stock basis, and in the same form as, dividends actually paid on shares of common stock. Except as provided in the Series B Certificate of Designation or as otherwise required by law, the Series B Preferred Stock does not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, or alter or amend the Series B Certificate of Designation, amend or repeal any provision of, or add any provision to, the Company’s Certificate of Incorporation or its Bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series B Preferred Stock, regardless of whether any of the foregoing actions will be by means of amendment to the Certificate of Incorporation or by merger, consolidation, recapitalization, reclassification, conversion or otherwise. The Series B Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company.

As of March 31, 2026, 16,667 shares of Series B Preferred Stock remained outstanding and are convertible into 666,680 common shares.
ATM Facility
On September 6, 2024, the Company entered into the Sales Agreement, pursuant to which the Company may issue and sell up to $200.0 million of shares of common stock under an ATM offering program.
During the year ended December 31, 2025, the Company sold an aggregate of 445,668 shares of common stock under its ATM offering program at an average price per share of $33.772 resulting in net proceeds of $14.8 million, after deducting sales agent commissions and other offering costs of $0.3 million.
During the three months ended March 31, 2026, the Company sold an aggregate of 296,396 shares of common stock under the ATM offering program at an average price per share of $33.566 resulting in net proceeds of $9.7 million after deducting sales agent commissions and other offering costs of $0.2 million. As of March 31, 2026, $154.1 million remained available for sale under the Sales Agreement.
October 2025 Underwritten Offering
On October 13, 2025, the Company entered into the October 2025 Underwriting Agreement, pursuant to which the Company sold an aggregate of 17,094,594 shares of common stock, at a public offering price per share of $18.50, resulting in net proceeds of approximately $296.4 million after deducting approximately $19.9 million of underwriting discounts and other offering costs. The over-allotment option was exercised in full on October 14, 2025 and the transaction closed on October 15, 2025.
April 2026 Underwritten Offering
On April 13, 2026, the Company entered into the April 2026 Underwriting Agreement, pursuant to which the Company sold an aggregate of 7,475,000 shares of its common stock, inclusive of 975,000 shares pursuant to the full exercise of the underwriters' over-allotment option, at a public offering price per share of $62.00, resulting in net proceeds of approximately $435.3 million after deducting approximately $28.1 million of underwriting discounts and other offering costs. The over-allotment option was exercised in full on April 15, 2026 and the transaction closed on April 16, 2026.
9. Stock-Based Compensation
2016 Equity Incentive Plan
The Company's 2016 Equity Incentive Plan (the “2016 Plan”) became effective in April 2016 and serves as the successor to the 2015 Plan. Under the 2016 Plan, the Company may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and stock bonuses. The 2016 Plan, as amended, provides for an automatic increase in the number of shares reserved for issuance thereunder on January 1 of each year for the remaining term of the plan equal to (a) 5.0% of the number of issued and outstanding shares of common stock (including such shares issuable pursuant to the exercise or conversion, as applicable, of any outstanding pre-funded warrants and nonvoting convertible preferred stock) on December 31 of the immediately preceding year, or (b) a lesser amount as approved by the board each year

(the “Evergreen Provision”). As a result of the Evergreen Provision, on January 1, 2026 and 2025, an additional 4,711,544 and 3,814,905 shares, respectively, became available for issuance under the 2016 Plan.
As of March 31, 2026, the 2016 Plan had 15,316,247 shares available for future issuance, of which 7,064,379 shares were subject to outstanding option awards.
2018 Equity Inducement Plan
The 2018 Equity Inducement Plan (“2018 Plan”) became effective in February 2018.
During the second quarter of 2025, the Company amended the 2018 Plan to increase the number of shares of common stock reserved for issuance by 750,000. After this amendment and as of March 31, 2026, the 2018 Plan had 7,317,800 shares available for future issuance, of which 6,680,012 shares were subject to outstanding option awards and restricted unit awards.
Service-based awards granted under the 2018 Plan and 2016 Plan generally vest over four years and expire after ten years, although awards have been granted with vesting terms less than four years. Under the 2016 Plan and 2018 Plan, the Company may grant stock-based awards with service conditions, performance conditions, and market conditions.
The following table summarizes the Company’s stock awards granted under all equity incentive and inducement plans for each of the periods indicated:

	Three Months Ended March 31,
	2026		2025
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	2,578,605	$31.00	1,897,917	$21.45
Restricted stock units	125,400	$30.61	—	—
Parapyre Option Obligation
As of March 31, 2026, a total of 1,532,591 warrants with a weighted-average exercise price of $22.49 had been issued to Parapyre under the Parapyre Option Obligation. As of March 31, 2026, none of the warrants issued under the Parapyre Option Obligation have been exercised and all remain outstanding. There are no ongoing obligations under the Parapyre Option Obligation as of December 31, 2024.
2016 Employee Stock Purchase Plan
Under the Company’s 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company issued and sold 16,877 shares during the three months ended March 31, 2025, resulting in aggregate cash proceeds of $0.3 million, respectively. There were no ESPP sales during the three months ended March 31, 2026.

Stock-based Compensation Expense
Total stock-based compensation expense recognized from the Company’s equity incentive plans, 2018 Plan and 2016 ESPP during the periods presented was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$5,791	$3,512
General and administrative	7,015	5,347
Total stock-based compensation expense	$12,806	$8,859
The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the Company's equity incentive plans, and the shares purchased under the 2016 ESPP during the periods presented:

	Three Months Ended March 31,
	2026	2025
Stock Options Granted
Expected term (in years)	6.03	6.03
Expected volatility	73%	76%
Risk-free interest	3.85%	4.46%
Dividend yield	—	—

2016 ESPP
Expected term (in years)	—	0.50
Expected volatility	—	69%
Risk-free interest	—	4.23%
Dividend yield	—	—
10. Sale of Pegzilarginase to Immedica
On July 27, 2023, the Company announced that it had entered into an agreement to sell the global rights to pegzilarginase to Immedica Pharma AB (“Immedica”) for $15.0 million in upfront cash proceeds and up to $100.0 million in contingent milestone payments.
The milestone payments are contingent on formal reimbursement decisions by national authorities in key European markets and pegzilarginase approval by the FDA, among other events. In the three months ending March 31, 2026, the Company recognized a gain of $30.0 million within Gain on Sale of in-process research and development, for achieving certain approval decision milestones during the period. As of March 31, 2026 and December 31, 2025, $3.0 million remains outstanding and due to the Company from a previously achieved milestone, which is reflected in Prepaid expenses and other current assets.
Milestone payments, net of allowable expenses and adjustments, will be distributed to CVR holders pursuant to the CVR agreement resulting from the Asset Acquisition and will reduce the CVR liability.
11.  Segment Reporting
The Company operates under a single operating and reportable segment, which is the development of biopharmaceutical products for the treatment of patients with IBD and rheumatic diseases. The Company's Chief Operating Decision Maker (“CODM”) is the Company's Chief Executive Officer. The Company's CODM uses consolidated Net loss as the measure of segment profit or loss and uses consolidated Total Assets as reported on the balance sheet as the measure of segment assets. The Company's CODM compares Net loss against budgeted and/or forecasted amounts to track the Company's financial performance against expectations and to inform, along with development timelines and scientific and commercial considerations, their decisions regarding resource allocations to fund the Company's development of its pipeline.
The following table sets forth the significant expenses provided to the CODM on a regular basis (in thousands):

	Three Months Ended March 31,
	2026	2025
Compensation	$11,443	$6,991
Stock-based compensation (1)	12,806	8,859
Research and development, excluding compensation and stock-based compensation (2) (3)	46,893	33,551
Other segment items (4) (5)	(2,137)	(4,628)
Segment net loss	$69,005	$44,773
(1) Includes $0.3 million in related party expenses for the three months ended March 31, 2026 and 2025, respectively.
(2) Includes non-clinical study, clinical trial, and manufacturing expenses.
(3) Includes $3.1 million and $2.5 million in related party expenses for the three months ended March 31, 2026 and 2025, respectively.
(4) Includes general and administrative expenses such as audit, legal, and other professional fees, interest income, and other expense, net. Additionally, includes a $30.0 million gain recognized in connection with the sale of pegzilarginase to Immedica for the three months ended March 31, 2026.
(5) Includes $30.3 million increase and a $2.4 million decrease in fair value of CVR liability for the three months ended March 31, 2026 and 2025, respectively.
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

The following table sets forth the computation of basic and diluted net loss per share of common stock, Series A Preferred Stock, and Series B Preferred Stock (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026			2025
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(10,264)	$(494)	$(58,247)	$(8,288)	$(399)	$(36,086)
Denominator
Weighted-average shares outstanding	346,045	16,667	78,548,709	346,045	16,667	60,265,932
Net loss per share, basic and diluted	$(29.66)	$(29.66)	$(0.74)	$(23.95)	$(23.95)	$(0.60)
The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	4,624,299	1,866,235
Unvested restricted stock units	69,494	22,622
Outstanding Parapyre warrants	1,532,591	1,532,591

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report for the quarterly period ended March 31, 2026 (this “Quarterly Report”) as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 19, 2026. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements regarding our expected results, outcomes, and the timing of these results and outcomes, plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we”, “us”, “our”, “the Company,” or “Spyre” refers to Spyre Therapeutics, Inc. and its consolidated subsidiaries taken as a whole.
Overview
We are a biotechnology company pioneering long-acting antibodies and antibody combinations to redefine the standard of care for inflammatory bowel disease (“IBD”) and rheumatic diseases. Our pipeline includes extended half-life antibodies targeting α4β7, TL1A, and IL-23 in development as monotherapies and pair-wise combinations..
Our Strategy
Our goal is to develop next-generation therapeutics to redefine the standard of care for the treatment of IBD and other immune-mediated diseases, relying on three strategic pillars:
•Advancing a portfolio of next-generation monotherapies - novel antibody candidates engineered for optimized potency, selectivity, and pharmacokinetics (“PK”) against validated IBD targets
•Evaluating paradigm-changing IBD combinations - fixed-dose-combinations of our engineered investigational antibodies designed to enable superior efficacy, safety, and convenience
•Expansion of our anti-TL1A program into additional indications - pipeline-in-a-product potential in diseases with first-in-class and best-in-class opportunity, starting with rheumatoid arthritis (“RA”), psoriatic arthritis (“PsA”), and axial spondyloarthritis (“axSpA”)
Our Portfolio and Development Plan Updates
We are advancing a pipeline of monoclonal antibodies (“mAbs”) for the treatment of IBD and other immune-mediated diseases. The following table (Figure 1) summarizes our pipeline and development strategy, including our SKYLINE Phase 2 platform trial evaluating SPY001, SPY002, SPY003, and pairwise combinations thereof in subjects with moderately to severely active UC and our SKYWAY basket trial evaluating SPY072 in three rheumatic diseases: RA, PsA, and axSpA:

Figure 1. Spyre portfolio

SKYLINE Phase 2 Platform Trial in UC
In May 2025, we initiated our SKYLINE Phase 2 platform trial evaluating SPY001, SPY002, SPY003, as well as pairwise combinations thereof (six investigational agents in total), in subjects with moderately to severely active UC (Figure 2). The trial consists of two parts:
•Part A: Open-label assessment of the safety and preliminary efficacy of a single dose level of each investigational monotherapy. Enrollment for Part A has completed, with initial SPY001 Part A topline induction data announced in April 2026, and initial topline data expected for SPY002 and SPY003 in mid-2026 and the third quarter of 2026, respectively.
•Part B: Randomized and placebo-controlled assessment of the safety and efficacy of monotherapies and combinations, designed to provide dose-ranging data on monotherapies, proof-of-concept and contribution of components for combinations, with induction data expected in 2027.
SKYLINE is currently enrolling subjects into Part B of the trial.
Figure 2. SKYLINE trial design

mMS=modified mayo score; RHI=Robarts Histopathology Index; HEMI=Histo-Endoscopic Mucosal Improvement; P=primary endpoint; S=secondary endpoint. Initiation of each cohort subject to regulatory clearance.

SKYWAY Phase 2 Basket Trial in Rheumatic Diseases (RA, PsA, axSpA)
In September 2025, we initiated our SKYWAY Phase 2 randomized and placebo-controlled basket trial of SPY072 in subjects with moderately to severely active RA, PsA, or axSpA (Figure 3). The trial consists of three sub-studies:
•RA sub-study: Double-blind, placebo-controlled safety and efficacy study of two dose levels of SPY072 at Week 12 with open-label follow-up through Week 36. This sub-study has completed enrollment ahead of schedule and topline proof-of-concept data are expected in the third quarter of 2026.
•PsA sub-study: Double-blind, placebo-controlled safety and efficacy study of a single dose level of SPY072 at Week 16 with open-label follow-up through Week 40. Enrollment continues in this sub-study and topline proof-of-concept data are expected in the fourth quarter of 2026.
•axSpA sub-study: Double-blind, placebo-controlled safety and efficacy study of a single dose level of SPY072 at Week 16 with open-label follow-up through Week 40. Enrollment continues in this sub-study and topline proof-of-concept data are expected in the fourth quarter of 2026.

Figure 3. SKYWAY trial design
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
SPY001 demonstrates similar potency and selectivity as synthesized vedolizumab in preclinical in vitro models including surface plasmon residence and cellular adhesion assays. We initiated a first-in-human (“FIH”) Phase 1 trial for SPY001 in June 2024. The SPY001 Phase 1 trial was a double blind, placebo-controlled trial in healthy volunteers consisting of a single-ascending dose (“SAD”) component and a multi-ascending dose

(“MAD”) component. The trial enrolled 56 healthy adult participants into five SAD cohorts and two MAD cohorts in the main portion of the trial. The primary endpoint was safety, with PK and anti-drug antibodies (“ADA”) serving as secondary endpoints. Additional cohorts were added to the trial to evaluate PK in healthy volunteers of various ethnicities to facilitate subsequent global clinical trials. The Phase 1 study is now complete.
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

Initial topline induction results from Part A of the SKYLINE trial in ulcerative colitis subjects were presented in April 2026. 43 subjects were dosed with SPY001 and 41 subjects completed the induction period. Baseline characteristics were consistent with expectations (Figure 4). SPY001 was well tolerated with a safety profile consistent with the α4β7 class. There were six subjects with treatment-emergent adverse events (TEAEs) during the induction treatment period, with one serious adverse event (SAE), deemed not drug-related. The most common AE (occurring in ≥ 2 subjects) was back pain (n=2) (Figure 5). SPY001 achieved the primary endpoint, demonstrating a statistically significant reduction in the RHI score of 9.2 points (p<0.0001). Rates of key secondary endpoints of clinical remission and endoscopic improvement were clinically meaningful at 40% and 51%, respectively (Figure 6).
Figure 4. SPY001 disposition and baseline demographics from SKYLINE Part A Induction Topline
1Two subjects withdrew consent.
Figure 5. SPY001 safety summary from SKYLINE Part A Induction Topline

*Chest pain in a 68-year-old male with history of coronary artery disease and angina pectoris, type 2 diabetes mellitus, hypertension, and hypercholesterolemia who presented with chest pain. ECG and cardiac enzymes did not show signs of a myocardial infarction.
Figure 6. SPY001 efficacy summary from SKYLINE Part A Induction Topline
Primary endpoint of ΔRHI was analyzed using per protocol analysis set  and t-test was applied to test against the null hypothesis of ΔRHI =0 (N=41); Secondary endpoints including Clinical Remission and Endoscopic Improvement rates were analyzed using full analysis set (N=43).
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
Phase 1 data were presented in June 2025 and October 2025, with up to 24-weeks of follow up. To date, SPY002 and SPY072 have demonstrated favorable safety profiles, meaningfully differentiated PK profiles supporting potential quarterly or twice annual maintenance dosing, and complete suppression of free TL1A through up to 20-24 weeks at single 100mg doses. Based on these results, SPY002 was advanced to the SKYLINE Phase 2 platform trial in UC subjects and SPY072 was advanced to the SKYWAY Phase 2 basket trial in RA, PsA, and axSpA subjects.
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
SPY003 binds to the p19 subunit of IL-23 with subnanomolar potency in cellular assays. SPY003 also exhibited extended PK half-life of greater than three-fold relative to a synthesized risankizumab comparator that does not incorporate half-life extending modifications, based on head-to-head preclinical studies in non-human primates (“NHPs”).
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
In February and May 2025, we presented preclinical data demonstrating that combinations resulted in additive or greater than additive in vivo biological activity relative to either monotherapy in mouse hapten reagent 2,4,6-trinitrobenzene sulfonic acid (“TNBS”) and anti-CD40 colitis models. In October 2025, we presented preclinical data further demonstrating that combined inhibition resulted in superior efficacy relative to constituent monotherapies in a mouse TNBS-induced colitis model. In addition, combination toxicology studies have been completed with no drug-related adverse findings observed.
Based on these preclinical data, in addition to our positive interim Phase 1 results for SPY001 and SPY002, SPY120 was advanced into Part B of the SKYLINE Phase 2 platform trial.
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
Based on these preclinical data, in addition to our positive interim Phase 1 results for SPY001 and SPY003, SPY130 was advanced into Part B of the SKYLINE Phase 2 platform trial.
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

Based on these preclinical data, in addition to our positive interim Phase 1 results for SPY002 and SPY003, SPY230 was advanced into Part B of the SKYLINE Phase 2 platform trial.
Paragon Agreement
Pursuant to the Paragon Agreement, we received the option to license the intellectual property rights related to four research programs (collectively, the “Option”) from Paragon in accordance with a license agreement to be entered into following each exercise of the Option.
On July 12, 2023, December 14, 2023 and June 5, 2024, we exercised our Option available under the Paragon Agreement with respect to the SPY001, SPY002 and SPY003 research programs, respectively. In May 2024, we signed license agreements with Paragon for rights to royalty-bearing, world-wide, exclusive licenses to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting ɑ4β7 integrin (SPY001 program) (the “SPY001 License Agreement”) and TL1A (SPY002 and SPY072 programs) (the “SPY002 and SPY072 License Agreement”) and, in October 2024, we signed a license agreement for rights to a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting IL-23 (SPY003 program) (the “SPY003 License Agreement” and, together with the SPY001 License Agreement and the SPY002 and SPY072 License Agreement, the “License Agreements”) in the field of IBD. The SPY003 License Agreement was subsequently amended and restated in February 2025. The Option with respect to one additional program remains unexercised under the Paragon Agreement.
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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets, liabilities and equity and the amount of revenues and expenses, which are not readily apparent from other sources. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ materially from these estimates under different assumptions or conditions.
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. The most significant estimates and assumptions that management considers in the preparation of our financial statements relate to accrued research and development costs; the discount rate, probabilities of success, estimated reimbursement rates compared with reimbursement targets, and timing of estimated cash flows in the valuation of the contingent value right (“CVR”) liability and inputs used in the Black-Scholes model for stock-based compensation expense.
We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. There have been no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report.

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Increase/(Decrease)	% Change
	2026	2025

	(in thousands)
Operating expenses:
Research and development	$60,411	$41,623	$18,788	45%
General and administrative	15,230	11,944	3,286	28%
Gain on sale of in-process research and development asset	(30,000)	—	(30,000)	*
Total operating expenses	45,641	53,567	(7,926)	(15)%
Loss from operations	(45,641)	(53,567)	(7,926)	(15)%

Other (expense) income:
Interest income	6,995	6,493	502	*
Other (expense) income, net	(30,359)	2,286	(32,645)	*
Total other (expense) income	(23,364)	8,779	(32,143)	*
Loss before income tax expense	(69,005)	(44,788)	24,217	*
Income tax benefit	—	15	(15)	*
Net loss	$(69,005)	$(44,773)	$24,232	*
__________________________________
*Percentage not meaningful
Research and Development Expenses. Research and development expenses increased by $18.8 million, or 45%, to $60.4 million for the three months ended March 31, 2026, from $41.6 million for the three months ended March 31, 2025. The increase was primarily driven by higher clinical trial expenses    , manufacturing expenses, and increased compensation costs partially offset by lower early-stage research and development costs.

	Three Months Ended March 31,		Dollar Change	% Change
	2026	2025

	(in thousands)
External research and development expenses:
Preclinical	$1,881	$8,479	$(6,598)	(78)%
IBD	34,469	22,830	11,639	51%
Rheumatic diseases	9,924	2,029	7,895	389%
Legacy Aeglea assets	(15)	202	(217)	(107)%
Total external research and development expense	46,259	33,540	12,719	38%

Internal research and development expenses:
Compensation	7,728	4,560	3,168	69%
Stock-based compensation	5,791	3,512	2,279	65%
Other	633	11	622	*
Total internal research and development expenses	14,152	8,083	6,069	75%
Total research and development expense	$60,411	$41,623	$18,788	45%

__________________________________
*Percentage not meaningful
External research and development expenses include costs associated with third parties contracted to conduct research and development activities on our behalf, including through Paragon, contract research organizations, contract manufacturing organizations, and third-party laboratories. For the three months ended March 31, 2026 and 2025, external research and development costs accounted for $46.3 million and $33.5 million, respectively. Preclinical expenses decreased primarily due to a reduction in early-stage research and development activities given our pipeline's advancement. IBD expenses increased primarily due to an increase in manufacturing costs and clinical development activities related to ongoing or planned clinical trials. Rheumatic diseases costs increased due to increases in manufacturing costs and clinical development costs.
    Internal research and development expenses include compensation and related costs associated with our research and development employees. For the three months ended March 31, 2026 and 2025, internal research and development costs accounted for $14.2 million and $8.1 million, respectively. The increase was primarily driven by an increase in compensation costs due to an increase in research and development headcount.
General and Administrative Expenses. General and administrative expenses increased by $3.3 million, or 28%, to $15.2 million for the three months ended March 31, 2026, from $11.9 million for the three months ended March 31, 2025. The increase was primarily attributable to an increase in compensation costs due to an increase in general and administrative headcount.
Gain on Sale of In-Process Research and Development Asset. During the three months ended March 31, 2026, the Company recognized a gain of $30.0 million for an achieved milestone related to the 2023 sale of the global rights of the legacy Aeglea asset pegzilarginase to Immedica, driven by regulatory approval of pegzilarginase in the United States. There was no similar gain or loss during the three months ended March 31, 2025.
Other (expense) income, net. Other (expense) income, net for the three months ended March 31, 2026 increased by $32.6 million versus the three months ended March 31, 2025 primarily driven by changes in the fair value of the CVR liability, which was primarily driven by changes in the likelihood of achievement of certain milestones, changes in the risk-adjusted discount rates and time value of money adjustments.

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
Since our inception and through March 31, 2026, we have funded our operations by raising an aggregate of approximately $1.7 billion of gross proceeds from the sale and issuance of convertible preferred stock and common stock, pre-funded warrants, the collection of grant proceeds, and the licensing of our product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East. As of March 31, 2026, we had an accumulated deficit of $1.2 billion. In April 2026, we raised an additional approximately $435.3 million in net proceeds from a public underwritten offering of our common stock.
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
Sources of Liquidity
On September 6, 2024, the Company entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC as its agent, pursuant to which the Company may issue and sell up to $200.0 million of shares of common stock under an at-the-market (“ATM”) offering program. During the year ended December 31, 2025, we sold an aggregate of 445,668 shares of common stock under the ATM offering program at an average price per share of $33.772 resulting in net proceeds of $14.8 million, after deducting sales agent commissions and other offering costs of $0.3 million. During the three months ended March 31, 2026, the Company sold an aggregate of 296,396 shares of common stock under the ATM offering program at an average price per share of $33.566 resulting in net proceeds of $9.7 million after deducting sales agent commissions and other offering costs of $0.2 million. As of March 31, 2026, $154.1 million remained available for sale under the Sales Agreement.
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

In April 2026, we sold an aggregate of 7,475,000 shares of our common stock, inclusive of 975,000 shares pursuant to the full exercise of the underwriters' over-allotment option, at a public offering price per share of $62.00, resulting in net proceeds of approximately $435.3 million after deducting approximately $28.1 million of underwriting discounts and other offering costs.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash and cash equivalents (used in) provided by:
Operating activities	$(57,372)	$(40,994)
Investing activities	56,581	(61)
Financing activities	12,255	125
Effect of exchange rate on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	$11,464	$(40,930)
Cash Used in Operating Activities
Cash used in operating activities for the three months ended March 31, 2026 was $57.4 million and primarily reflected a net loss of $69.0 million adjusted for a $30.0 million non-operating gain on sale of in-process research and development and a $30.3 million increase in the fair value of the CVR liability, partially offset by non-cash expenses of $12.8 million for share-based compensation expense, $2.1 million in net accretion of discount on marketable securities.
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
Cash Provided By (Used in) Investing Activities
Cash provided by investing activities for the three months ended March 31, 2026 was $56.6 million and primarily consisted of $107.7 million in maturities and sales of marketable securities and $30.0 million in proceeds from the sale of in-process research & development asset, partially offset by $81.2 million in purchases of marketable securities.
Cash used in investing activities for the three months ended March 31, 2025 was $0.1 million.
Cash Provided by Financing Activities
Cash provided by financing activities for the three months ended March 31, 2026 was $12.3 million, which primarily consisted of $9.8 million net proceeds from the issuance of common stock in connection with the ATM offering program and $2.7 million proceeds from stock option exercises and sales of common stock under our Employee Stock Purchase Plan, partially offset by $0.2 million payment of deferred offering costs.
Cash provided by financing activities for the three months ended March 31, 2025 was $0.1 million.
Contingent Contractual Obligations
Through the Asset Acquisition, we received the Option to license certain intellectual property rights related to certain research programs. The exercise of the Option allows for us to enter into an exclusive license agreement with Paragon for the respective research program. Thus far we have exercised the Option and entered into license agreements with respect to SPY001, SPY002, SPY072 and SPY003. Under the terms of each License Agreement, we are obligated to pay Paragon up to $22.0 million based on specific development, regulatory and clinical milestones for the first product under each agreement. As of March 31, 2026, we have incurred a total of $21 million of milestone fees out of a total maximum of $66.0 million in potential milestone fees across all License Agreements. As of March 31, 2026 no achieved milestone fees are outstanding and payable. With respect to the SPY002 and SPY072 License Agreement only, on a product by product basis, we are obligated to pay sublicensing fees of up to approximately $20 million upon the achievement of mostly commercial milestones. As of March 31, 2026, we have incurred $2.6 million of sublicensing fees of which none is outstanding and payable.
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
Interest Rate Risk
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in marketable securities. As of March 31, 2026, we held $741.5 million in cash, cash equivalents, and marketable securities, all of which were denominated in U.S. dollars, and consisted primarily of investments in money market funds, commercial paper, U.S. government obligations, and corporate bonds. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and have a low risk profile. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material effect on the total market value of our cash equivalents and marketable securities as of March 31, 2026. To date, we have not experienced a loss of principal on any of our investments and as of March 31, 2026, we did not record any allowance for credit loss from our investments.
Foreign Currency Risk
We are also exposed to market risk related to changes in foreign currency exchange rates as a result of our entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the macroeconomic environment (including financial conditions affecting the banking system and financial institutions), inflation, tariff/trade policy, or global political instability may result in significant changes in exchange rates, and in particular, a weakening of the U.S. dollar relative to foreign currencies may negatively affect our expenses and net income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers. For the three months ended March 31, 2026, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Inflation Fluctuation Risk
Inflation generally affects us by increasing our costs, such as the cost of labor and research and development contract costs. We do not believe inflation has had a material adverse effect on the results of our operations during the three months ended March 31, 2026.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures, as of

March 31, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Discovery, Development and Commercialization
•Our programs are in clinical and preclinical stages of development and may fail or suffer delays or may be more costly than anticipated for various reasons, including but not limited to delays or failures in achieving alignment with regulatory authorities on interpretation of data and its sufficiency to support approval of our product candidates, participant recruitment or other clinical trial or supply challenges.
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
•Our programs may compete with each other and may face third-party program competition.
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
As of March 31, 2026, we had $741.5 million of cash, cash equivalents, and marketable securities. We will need to raise additional capital to continue to fund our operations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
We are a biopharmaceutical company with a limited operating history. Since inception, we have incurred significant operating losses. For the years ended December 31, 2025, 2024 and 2023, we reported a net loss of $155.2 million, $208.0 million and $338.8 million, respectively. As of March 31, 2026, we had an accumulated deficit of $1.2 billion. We will need to raise substantial additional capital to continue to fund our operations in the future.
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
To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. For instance, in December 2023, we sold an aggregate of 6,000,000 shares of our common stock and 150,000 shares of our Series B Preferred Stock pursuant to a private placement to certain investors for gross proceeds of approximately $180 million, in March 2024, we sold an aggregate of 121,625 shares of our Series B Preferred Stock pursuant to a private placement to certain investors for gross proceeds of approximately $180 million, in October 2025, we sold 17,094,594 shares of our common stock in an underwritten public offering for gross proceeds of approximately $316 million and in April 2026, we sold 7,475,000 shares of our common stock in an underwritten public offering for gross proceeds of approximately $463 million. Subject to certain beneficial ownership limitations set by each holder of Series B Preferred Stock, each share of Series B Preferred Stock is convertible into an aggregate of 40 shares of our common stock. Following stockholder approval of the Series B Conversion Proposal, 254,958 shares of Series B Preferred Stock automatically converted to 10,198,320 shares of common stock; 16,667 shares of Series B Preferred Stock did not automatically convert due to beneficial ownership limitations and remain outstanding as of March 31, 2026.
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
Our competitors have developed, are developing or will develop programs and processes competitive with our programs and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments. Our success will depend partially on our ability to develop and commercialize products that have competitive safety, efficacy, dosing and/or presentation profiles. Our commercial opportunity and success will be reduced or eliminated if competing products are safer, more effective, have a more attractive dosing profile or presentation or are less expensive than the products we develop, or if our competitors develop competing products or if biosimilars enter the market more quickly than we do and are able to gain market acceptance. See the section titled “Business – Competition” in our most recent Annual Report for more discussion about our competitors.
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
In addition, because of the competitive landscape for inflammatory and immunology (“I&I”) indications, we may also face competition for clinical trial enrollment. Clinical trial enrollment will depend on many factors, including if potential clinical trial participants choose to undergo treatment with approved products or enroll in competitors’ ongoing clinical trials for programs that are under development for the same indications as our programs. An increase in the number of approved products for the indications we are targeting with our programs may further exacerbate this competition. Our inability to enroll a sufficient number of participants could, among other things, delay our development timeline, which may further harm our competitive position.
Our product candidates are in clinical or preclinical stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we or our current or future collaborators are unable to complete development of, or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
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
We or our collaborators may experience delays in initiating or completing nonclinical studies or clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, any current or future nonclinical studies and clinical trials that we conduct that could delay or prevent our ability to achieve our development timelines, receive marketing approval or commercialize our current product candidates or any future product candidates, including:
•regulators, such as the U.S. Food and Drug Administration (“FDA”), or ethics committees (“ECs”)/institutional review boards (“IRBs”) may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site or as otherwise planned;
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
•we may experience delays if we or our CMOs are required to make changes to manufacturing processes;
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
Commencing clinical trials in the United States and in other countries is subject to acceptance by the FDA and other regulatory authorities of an investigational new drug (“IND”) application or similar application and finalizing the trial design based on discussions with the FDA or other regulatory authority. In the event that the FDA or other regulatory authority requires us to complete additional nonclinical studies or clinical trials or we are required to satisfy other regulatory authority requests prior to commencing future planned clinical trials, the start of such planned clinical trials may be delayed or such planned clinical trials may be commenced in a modified manner. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any future clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional nonclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. Additionally, if the results of our nonclinical studies or clinical trials are not positive or are only modestly positive or if there are safety concerns, we may be required to repeat or conduct additional clinical trials or nonclinical studies for our product candidates beyond those that we currently expect. Even if we conduct such additional nonclinical studies or clinical trials or otherwise modify our planned clinical trials, the FDA or other regulatory authorities could determine that the data from our nonclinical studies or clinical trials are insufficient to support the approval of our product candidates. There are equivalent processes and risks applicable to clinical trial applications in other countries outside of the United States, which may require us to complete additional nonclinical studies or clinical trials, delay the enrollment of our clinical trials or otherwise modify our planned clinical trials or impose stricter approval conditions than we currently expect. Most product candidates that commence clinical trials are never approved as products, and our current or future clinical trials ultimately may fail to support the approval of our current or any future product candidates.
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
Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our SPY001, SPY002, SPY072 and SPY003 programs, alone or in combination. We are investing a majority of our efforts and financial resources into the research and development of these programs. We initiated a Phase 2 platform trial of SPY001, SPY002 and SPY003, including their pairwise combinations, for IBD in the United States and certain other countries beginning with SPY001 in May 2025. Enrollment for Part A of the Phase 2 UC platform trial is now complete. Part B, which includes combination arms, with each arm subject to regulatory feedback and approval, was opened for enrollment in March 2026. We also initiated a Phase 2 basket trial of SPY072 for RD, including RA, PsA and axSpA, in the United States and Europe in Q3 2025 through Q2 2026. Enrollment for the RA arm of the basket trial is complete. Alignment with regulatory authorities on issues that arise before clinical trials commence, during clinical trials or after our clinical trials are completed could result in additional capital expenditures or delays in development that could have a material adverse impact on our business. The success of our programs is dependent on observing longer half-lives of our product candidates and/or their combinations in humans and comparable or better safety and efficacy profiles than other mAbs currently marketed or in development. We believe longer half-lives have the potential to result in more favorable dosing schedules for our product candidates, assuming they successfully complete clinical development and obtain marketing approval. To the extent we do not observe these extended half-lives with favorable safety and efficacy profiles when we dose patients with our product candidates in our clinical trials, it would significantly and adversely affect the clinical and commercial potential of our product candidates and our business.
Our programs will require additional clinical, nonclinical and manufacturing development and activities, marketing approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote these programs, or any other programs, before we receive marketing approval from the FDA and/or comparable foreign regulatory authorities, and we may never receive such marketing approvals.
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
We expect to deliver our product candidates via a drug delivery device, such as an injector or other delivery system. There may be unforeseen technical complications related to the development activities required to bring such a product to market, including primary container compatibility and/or dose volume requirements. If our product candidates are intended to be used with drug delivery devices, we expect to utilize drug delivery devices authorized for marketing under clearances or approvals held by third parties. Our product candidates may not be approved or may be substantially delayed in receiving approval if the devices that we choose to develop do not gain and/or maintain their own regulatory approvals or clearances. Where approval of the drug product and device is sought under a single application, the increased complexity of the review process may delay approval. In addition, some drug delivery devices are provided by single-source unaffiliated third-party companies. We may be dependent on the sustained cooperation and effort of those third-party companies both to supply the devices and, in some cases, to conduct the studies required for approval or other regulatory clearance of the devices. Even if approval is obtained for our products, we may also be dependent on those third-party companies continuing to maintain such approvals or clearances, if required, for their drug delivery devices once they have been received. Failure of third-party companies to supply the devices, to successfully complete studies on the devices in a timely manner, or to obtain or maintain required approvals or clearances of the devices could result in increased development costs, delays in or failure to obtain regulatory approval and delays in product candidates reaching the market or in gaining approval or clearance for expanded labels for new indications.
Our approach to the discovery and development of our programs is unproven, and we may not be successful in our efforts to build a pipeline of programs with commercial value.
Our approach to the discovery and development of our research programs leverages clinically validated mechanisms of action and incorporates advanced antibody engineering to optimize half-life and other properties designed to overcome limitations of existing therapies. Our programs are purposefully designed to improve upon existing product candidates and products while maintaining the same well-established mechanisms of action. However, the scientific research that forms the basis of our efforts to develop programs using half-life extension technologies, including YTE and LS amino acid substitutions, is ongoing and may not result in commercially viable products. We have limited clinical data on product candidates utilizing YTE and LS half-life extension technologies, especially in I&I indications, demonstrating whether they are safe or effective for long-term treatment in patients. The long-term safety and efficacy of these technologies and the extended half-lives and exposure profiles of our programs compared to currently approved products are unknown.
We may ultimately discover that our investigational products developed with half-life extension technologies do not possess certain properties required for therapeutic effectiveness and could lead to adverse effects. We currently have only reported interim Phase 2 induction topline data for SPY001 from our SKYLINE clinical trial, Phase 1 clinical data in healthy volunteers for SPY001, SPY002, SPY072 and SPY003, and nonclinical data for these programs. We have limited available data on the increased half-life and drug clearance properties of our programs and the anticipated half-life extension and/or drug clearance properties of each of our product candidates may not be seen in participants in our future clinical trial results. In addition, programs using half-life extension technologies may demonstrate different chemical and pharmacological properties in participants than they do in laboratory studies. This technology and any programs resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways.
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
Preclinical and clinical development involve lengthy and expensive processes that are subject to delays and may result in uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate.
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
Furthermore, a failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later stage clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. In addition, we expect to rely on participants to provide feedback on measures such as measures of disease activity and measures of quality of life, which are subjective and inherently difficult to evaluate. These measures can be influenced by factors outside of our control and can vary widely from day to day for a particular participant, from participant to participant, and from site to site within a clinical trial.
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
We could also encounter delays if an ongoing or planned clinical trial is required to be materially modified or suspended or terminated by us, by the ECs/IRBs of the institutions in which such clinical trials are being conducted, by the external Data Monitoring Committee or equivalent body, if any, for such clinical trial or by the FDA or comparable foreign regulatory authorities. Such authorities may suspend, put on clinical hold or terminate a clinical trial due to a number of factors, including not aligning with or supporting our clinical trial designs or our failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the programs, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates, if the results of these trials are not positive or the safety and efficacy results do not support regulatory approval of or commercial viability of our product candidates, our business and results of operations may be materially and adversely affected and we may incur significant additional costs.
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
Even if we are successful in developing combinations, competition from other investigational products in the same class which are either already approved or further along in development than ours may prevent us from realizing the commercial potential of our combinations and prevent us from achieving our strategic objectives, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.
Development of combination therapies may present more or different challenges than development of monotherapies.
We plan to pursue development of our investigational products in combination with one or more additional products or investigational products. The development of combination therapies may be more complex than the development of monotherapies and generally requires that sponsors demonstrate the contribution of each investigational product to the claimed effect and the safety and efficacy of the combination as a whole. Regulatory authority requirements for the development of combination therapies may make the design and conduct of clinical trials more complex and/or burdensome, requiring more clinical trial participants and additional time and cost to complete than we plan or anticipate. We also may not be able to meet the FDA’s or comparable foreign regulatory authority's current or future approval standards required for combination therapies or combination products, including if we decided to administer or package combinations as a single drug product. For example, under the “combination rule”, the FDA may not file or approve a fixed-dose combination product unless each component of a proposed drug product is shown to make a contribution to the claimed effects and the dosage of each component (amount, frequency, duration) is safe and effective for the intended population. To satisfy these requirements, the FDA typically requires a clinical factorial trial, designed to assess the effects attributable to each drug in the combination product. This is particularly true when the ingredients are directed at the same sign or symptom of the disease or condition. The FDA has accepted a variety of approaches to satisfy the combination rule, but the FDA has stated that factorial studies may be unethical (e.g., omitting a drug known to improve survival) or impractical (there may be too many components to conduct a factorial trial, meaning the trial cannot be conducted). The FDA has also stated that it may be possible to use other types of clinical and nonclinical data and mechanistic information available to demonstrate the contributions of the individual active ingredients to the effect of the combination. In addition, combination products may require dose selection for each agent in the combination, which may require more and/or larger groups of participants than single agents. Our clinical trial and research efforts may not satisfy regulators' expectations of adequate exploration of dose ranging required for drug approval. Moreover, the applicable requirements for approval of combinations may differ from country to country.

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
Results of our nonclinical studies or clinical trials could reveal a high and unacceptable severity and/or prevalence of side effects, adverse events or unexpected characteristics at any point in time during the development process for our product candidates. We cannot assure you that the future results of our nonclinical studies or clinical trials will not reveal such characteristics. If significant adverse events or undesirable side effects are observed in any of our current or future nonclinical studies or clinical trials, we may have difficulty recruiting participants to such trials, participants may drop out of our trials, or we may be required to cease or materially modify our development efforts of one or more programs. We, the FDA or other applicable regulatory authorities, or an EC/IRB, may suspend or require the material modification of any clinical trials of any program at any time for various reasons, including a belief that participants in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential products developed in the biotechnology industry that initially showed therapeutic promise in early-stage studies and trials have later been found to cause side effects that prevented their further development. Other potential products have shown side effects in nonclinical studies, which side effects do not present themselves in clinical trials in humans. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. In addition, an extended half-life could prolong the duration of undesirable side effects, which could also inhibit market acceptance. Treatment-emergent adverse events could also affect participant recruitment or the ability of enrolled participants to complete our clinical trials or could result in potential product liability claims. Potential side effects associated with our product candidates may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from our product candidates may not be normally encountered in the general patient population and by medical personnel. In addition, safety findings associated with competing products or product candidates that target similar pathways could result in the FDA or comparable foreign regulatory authorities imposing restrictions on our clinical trials or product labeling or denying approval of our products. Any of these occurrences could harm our business, financial condition, results of operations and prospects significantly.
Our product candidates have mechanisms of action in common with other approved drugs that have been associated with certain adverse reactions in patients. For example, nasopharyngitis, headache, arthralgia, nausea, pyrexia, upper respiratory tract infection, fatigue, cough, bronchitis, influenza, back pain, rash, pruritus, sinusitis, oropharyngeal pain, and pain in extremities are the most common adverse reactions noted with ENTYVIO®, which is in the same drug class as SPY001 and is approved for the treatment of moderately to severely active UC in adults and of moderately to severely active CD in adults. In addition, mAbs targeting TL1A such as our product candidates SPY002 and SPY072 in clinical trials are associated with patient adverse reactions that most commonly include headache, nausea, nasopharyngitis, urinary tract infection, SARS-CoV-2 infection, fever, fatigue, arthralgia, and back pain. Finally, for SKYRIZI®, which is in the same drug class as SPY003 and is approved for the treatment of moderately to severely active UC in adults and of moderately to severely active CD in adults, the most common adverse reactions are upper respiratory infections, headache, arthralgia, injection site reactions, abdominal pain, anemia, pyrexia, back pain, arthropathy, and urinary tract infection in patients with CD and arthralgia, pyrexia, injection site reactions, and rash in patients with UC. Participants in our clinical trials for SPY001, SPY002, SPY072 and SPY003, or combinations thereof, may experience similar or additional adverse reactions such as infections (including rare infections such as tuberculosis or JC virus reactivation, which could lead to multifocal leukoencephalopathy, which is a theoretical risk for the drug class), infusion-related reactions, other hypersensitivity reactions (including injection site reactions and delayed hypersensitivity reactions), and hepatotoxicity, as has been observed with other biologics, including those with similar mechanisms of action. Although our product candidates have observed to be well tolerated to date, we have observed adverse events, including serious adverse events, in our clinical trials consistent with known safety profiles of drugs with the same mechanisms of action. It is possible we may observe additional safety events that may or may not be consistent with such third-party product safety profiles.
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
If any of the foregoing events occur, negatively impacting the safety profile of one or more of our product candidates, or if one or more of our research programs prove to be unsafe, our entire pipeline could be affected, which would have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Further, conducting international clinical trials presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled participants in foreign countries to adhere to the clinical protocol as a result of differences in healthcare services or cultural customs that could restrict or limit our ability to conduct our clinical trials, the administrative burdens of conducting clinical trials under multiple sets of foreign regulations, foreign exchange fluctuations, as well as political and economic risks relevant to foreign countries. For additional disclosures regarding political and economic risks involved with international clinical trials, see the risk factor titled “Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, U.S. elections, international or geopolitical events, such as the conflict between Russia and Ukraine, recent events in Venezuela, conflicts between the U.S. and other countries, including Iran, and conflicts in the Middle East, the implementation of measures that restrict international trade or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.”
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
The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates, including SPY001, SPY002, SPY072 and SPY003, alone or in combination, we must demonstrate through lengthy, complex and expensive nonclinical studies and clinical trials that our product candidates are both safe and effective for each targeted indication. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and potential inspection of manufacturing facilities by, the relevant regulatory authority. Further, our product candidates may not be effective or more effective than the standard of care or competing products or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or successfully commercializing them. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication; the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval; serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates; we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials; the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials; the FDA or the applicable foreign regulatory authority may disagree regarding the formulation, labeling and/or the specifications of our product candidates; the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval. In addition, the FDA and comparable foreign regulatory authorities may undergo leadership changes, change their policies, issue additional regulations or revise existing regulations, or take other actions, which may impact our clinical development plans or prevent or delay approval of our programs under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals and increase the costs of compliance.

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
In order to receive approval of our products by the FDA and comparable foreign regulatory authorities, we must show that we and our contract manufacturing partners are able to manufacture, characterize, and control our drug products and drug delivery devices safely and in accordance with regulatory requirements. This includes manufacturing the active ingredient, developing an acceptable formulation and drug delivery device, manufacturing the drug product and drug delivery device, performing tests to adequately characterize the formulated product, documenting a repeatable manufacturing process, meeting facility, process, testing, validation and commercialization requirements, and demonstrating that our drug products meet standards for parenteral administration as well as stability and quality requirements. Meeting these chemistry, manufacturing and control requirements is a complex task that requires specialized expertise. If we are not able to meet the chemistry, manufacturing and control requirements, we may not be successful in getting our products approved. In addition, we must show, or show through data from a third-party, that the drug delivery device is of adequate quality to deliver the drug product in a commercial setting.
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
The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own nonclinical data and data from the sponsor's own adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.
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
Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay development of or regulatory approval of our product candidates and/or increase our manufacturing costs, including raw materials, general operating costs or other costs. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we fail to adequately prepare for the impacts of or are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our product candidates may be delayed in obtaining regulatory approval or may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. In addition, the impact of legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current presidential administration on us and the pharmaceutical industry as a whole is unclear. These government actions could cause delays in our business plans, increase the cost of execution of our business plans or otherwise have a material adverse effect on our business. For example, recent actions and statements by the U.S,, including those relating to the imposition or threatened imposition of tariffs (including tariffs on patented pharmaceutical products), affecting (among others) certain products manufactured in China and other non-U.S.countries. These measures could impact the cost of manufacturing our product candidates for our ongoing and planned clinical trials and may increase other costs such as import and export costs across different jurisdictions, costs of drug product and clinical trial supplies, and other costs of running our trials and executing on our business plans, which could negatively impact our financial position. We may seek alternative or additional sources for our drug substance or drug product for our clinical trials, clinical trial sites, or service providers, which could negatively impact our expected costs, timelines and business plan. Additionally, the BIOSECURE Act enacted as part of the FY 2026 National Defense Authorization Act has the potential to severely restrict our ability to purchase services or products from, or otherwise collaborate with, certain Chinese “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. If any of our CMOs are identified as a BCOC, we could be required to switch or move development of our product candidates from one CMO to another, and as a result we may incur additional development costs or delays in manufacturing product for clinical trials or commercialization. In the U.S., in recent years, the pharmaceutical industry has been a particular focus of healthcare reform efforts and has been significantly affected by major legislative, administrative and executive initiatives addressing drug pricing and payment, access to healthcare or funding of healthcare as well as more general actions affecting federal budgets and tariffs. See the section titled “Business – Government Regulation – Healthcare Reform” in our most recent Annual Report for a more detailed description of healthcare reform measures that may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.
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
See the section titled “Business – Government Regulation – Other Healthcare Laws and Compliance Requirements” in our most recent Annual Report for a more detailed description of certain laws that may affect our ability to operate.
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
We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. Our ability to successfully commercialize any product candidates that we may develop will depend in significant part on the extent to which reimbursement for these product candidates and related treatments will be available from government health administration authorities, government health benefit programs, private health insurers, such as managed care plans, and other organizations. Government authorities and other third-party payors decide which medications they will pay for and establish reimbursement levels. Government authorities and other third-party payors have attempted to control costs by restricting coverage, controlling utilization and limiting the amount of reimbursement for particular medications. Third party payors may take action to encourage use of other products perceived to be clinically superior or more cost effective which may limit demand for our products. Our ability to commercialize our product candidates successfully may also be adversely affected by discounts or rebates that we are required to provide in order to ensure coverage of our products and compete in the marketplace. Additionally, if any of our product candidates is approved and we are found to have improperly promoted off-label uses of those product candidates, we may become subject to significant liability, which would materially adversely affect our business and financial condition. See the sections titled “Business – Government Regulation – Coverage and Reimbursement” and “Business – Government Regulation – Regulation in the European Union” in our most recent Annual Report for a more detailed description of the government regulations and third-party payor practices that may affect our ability to commercialize our product candidates.
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
We may seek a breakthrough therapy, fast track, or other designation for appropriate product candidates. Designations such as these are within the discretion of the FDA, or other comparable foreign regulatory authorities. The receipt of a designation for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify under one of FDA’s designation programs, the FDA may later decide that the products no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Additionally, changes in the leadership of the FDA and other actions taken by the presidential administration, including mass layoffs within the federal government, may impose constraints on the FDA’s ability to engage in activities in the normal course and may result in reductions to the FDA’s budget, employees and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to take advantage of the benefits for the Fast Track Designation and progress development of our programs or obtain regulatory approval for our programs. See the section titled “Business – Government Regulation – United States Biologics Regulation – Expedited Development and Review Programs” in our most recent Annual Report for a more detailed description of the process for seeking expedited designations such as fast track or breakthrough therapy designations.
Disruptions at the FDA and other government agencies, including as a result of a government shutdown, could negatively affect the review of our regulatory submissions, which could negatively impact our business.
The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including a government shutdown as well as statutory, regulatory and policy changes, inadequate government budget funding levels or a reduction in the FDA’s workforce and its ability to hire and retain key personnel, disruptions caused by government shutdowns and public health crises. There have been mass layoffs of federal employees since the start of the current presidential administration in January 2025, the full impact of which is unclear at this time. Such disruptions could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the presidential administration has made and is expected to continue to make significant changes in the leadership of the FDA and other U.S. federal regulatory agencies and changes to U.S. federal government policy that have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the FDA. In addition, certain senior employees of FDA have not maintained long tenure in their positions, marking a period of high leadership turnover.
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
We have utilized and plan to continue to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, contract testing labs and strategic partners, to conduct and support our nonclinical studies and clinical trials under agreements with us. We will rely heavily on these third parties over the course of our nonclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these nonclinical studies and clinical trials and the management of data developed through nonclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with good laboratory practice (“GLP”), GCP and GVP regulations, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our programs in clinical development. If we or any of these third parties fail to comply with applicable GLP, GCP and GVP regulations, the nonclinical and clinical data generated in our nonclinical studies and clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional nonclinical and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our nonclinical studies and clinical trials comply with GLP, GCP and GVP regulations. In addition, our clinical trials must be conducted with products produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat nonclinical studies and clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
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
In addition, we currently rely on foreign CROs and CMOs, including WuXi Biologics, and will likely continue to rely on foreign CROs and CMOs in the future. We or the foreign CROs or CMOs we work with may be subject to U.S. legislation, including the BIOSECURE Act included as part of the FY 2026 National Defense Authorization Act, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies or disrupt our supply chain. For example, in April 2025, the United States government imposed significant tariffs on imports from China and other countries and may impose more restrictions on goods, including biologically derived substances, manufactured in or imported from China or impose other restrictions on companies’ ability to work with Chinese biotechnology companies. In April 2026, the U.S. announced the imposition of tariffs on patented pharmaceutical products, which may further increase costs or restrictions. We are in the process of creating manufacturing capabilities with third parties outside of China, including within the United States, and have taken several measures to strengthen our supply chain in the event that our manufacturers are impacted; however, to the extent the aforementioned restrictions or future tariffs are applicable to the material we import from China and other countries or if we are not able to secure supply of our product candidates as a result of applicable legislation, our business and financial condition could be adversely affected despite our mitigation efforts.
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
We do not currently own any facility that may be used as our clinical or commercial manufacturing and processing facility and must currently rely on CMOs to manufacture our product candidates. We have not yet caused our product candidates to be manufactured on a commercial scale and may not be able to do so for any of our programs, if approved. Historically, we have generally had a sole source relationship for our supply of the SPY001, SPY002, SPY072 and SPY003 Phase 2 programs and are working to build dual sourcing for our potential Phase 3 clinical trials. If there should be any disruption in our product supply arrangements, including any adverse events affecting our suppliers, it could have a negative effect on the clinical development of our programs and other operations while we work to identify and qualify alternate supply sources. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of our product candidates. Beyond periodic audits, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance and other qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and delays, and materially adversely affect our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Similarly, our failure, or the failure of our CMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.
Moreover, our CMOs may experience manufacturing difficulties due to resource constraints, supply chain issues, proposed or actual legislative changes or requirements, or as a result of labor disputes or unstable political environments, including tariffs and restrictions imposed by the United States or other foreign governments on goods required for the operation of their business. If any CMOs on which we will rely fail to manufacture quantities of our product candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition and prospects could be materially and adversely affected. In addition, our CMOs and other third parties are responsible for transporting temperature-controlled materials that can be inadvertently degraded during transport due to several factors, rendering certain batches unsuitable for trial use for failure to meet, among others, our integrity and purity specifications. We and any of our CMOs may also face product seizure or detention or refusal to permit the import or export of products or increased costs as a result of tariffs on imports imposed by the United States or other foreign governments. Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our anticipated timelines, potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our nonclinical studies and clinical trials or the approval of any of our product candidates by the FDA, resulting in higher costs or adversely impact commercialization of our product candidates. See the section titled “Business – Manufacturing and Supply” in our most recent Annual Report for a more detailed description of our manufacturing plans and assumptions and the factors that may affect the success of our programs.
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
We are a clinical stage biotechnology company with a limited operating history, and, as of March 31, 2026, we had 112 employees. We have been and will continue to be highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any such officers and other principal members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
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
Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets for which we may rely on collaboration with third parties. Recent and ongoing changes in the United States trade policy with foreign countries, including the continued uncertainty surrounding U.S. tariffs and retaliatory measures by foreign governments may disrupt the global supply chain for biopharmaceutical products. Any direct tariffs imposed on pharmaceutical products may result in increased costs for raw materials and contract manufacturing services, reduced ability to source critical CMOs, and a delay in our development timelines.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. For further discussion of our evolving privacy and data security compliance obligations, see the sections titled “Business - Government Regulation - Data Privacy and Cybersecurity Requirements (U.S.)” and “Regulation in the European Union - European Data and Security Laws” in our most recent Annual Report.

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
Our contracts may not always include limitations of liability, and even when such provisions are present, there can be no assurance that they will be adequate to protect us from liabilities, damages, or claims arising from our data privacy and security obligations. We can also not guarantee that our cybersecurity insurance coverage will be sufficient to protect us from or mitigate liabilities arising out of our privacy and security practices or that such coverage will continue to be available on commercially reasonable terms or at all. Moreover, even robust cybersecurity and privacy controls under frameworks such as the National Institute of Standards and Technology (“NIST”) cannot eliminate all risk, and we have identified cybersecurity risks that, if realized, are reasonably likely to materially affect us.
Our expanding use of AI exposes us to operational, regulatory, legal, and ethical risks that could adversely affect our business, reputation, financial condition, and results of operations.
We increasingly develop, procure, and deploy AI and machine learning (“ML”) tools across our operations. While these tools may create efficiencies, they also introduce material risks related to data quality and bias, transparency and explainability, validation and lifecycle management, cybersecurity, intellectual property, privacy, discrimination, liability, and third-party dependencies. Errors or bias in AI outputs, inadequate monitoring, or insufficient documentation could impair clinical development, pharmacovigilance, manufacturing quality, or commercial activities, resulting in delays, higher costs, product or batch actions, or reputational harm.
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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”), and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage over a 3-year period. Upon certain events since our conversion from a Delaware limited liability company to a Delaware corporation in 2015, it is possible that we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which are outside of our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs and other pre-change tax attributes to offset U.S. federal taxable income or taxes may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
We, and the third parties upon whom we rely, are or may become subject to numerous domestic and foreign laws, regulations, and standards governing privacy, data protection, and information security, as well as contractual and ethical obligations, many of which overlap or conflict and are subject to changing interpretations. As noted, these include the HIPAA/HITECH framework for protected health information in certain contexts; the amended CCPA and other comprehensive state privacy laws and their implementing regulations; state health data laws; federal and state consumer protection laws; data breach notification statutes; and the DOJ Bulk Data Rule. Outside the United States, we are subject to the GDPR, the DPA 2018, DUAA, the ePrivacy Directive, among others. These regimes impose obligations such as purpose limitation, data minimization, security safeguards, vendor contracting, impact/risk assessments, transparency and individual rights, breach notification, and restrictions on automated decision-making and profiling. New and proposed laws increasingly emphasize data localization and restrictions on cross-border transfers, and regulators have signaled heightened enforcement. Failure or perceived failure by us or our third parties to comply with any of these requirements could result in investigations, enforcement actions, litigation (including class claims), fines and penalties, remedial orders, restrictions on processing, reputational harm, increased compliance and operational costs, and other adverse consequences that could materially and negatively affect our business, financial condition and results of operations. See the section titled “Business – Government Regulation – Data Privacy and Cybersecurity Requirements (U.S.)” and related international data protection disclosures in our most recent Annual Report for a more detailed description of the laws that may affect our ability to operate.
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
Our cash held in non-interest-bearing and interest-bearing accounts exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. However, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that we may experience in the future or inability for a material time period to access our cash and cash equivalents could have an adverse effect on our ability to pay our operational expenses or make other payments, which could adversely affect our business.
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
•geopolitical instability and government actions, including the ongoing military conflict in Ukraine, conflicts in the Middle East, recent events in Venezuela, geopolitical tensions between the United States and other countries, including China and Iran, and the implementation of measures that restrict international trade by the United States, China or other governments;
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
Our Certificate of Incorporation and Bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and our Bylaws designate the federal courts of the United States as the exclusive forum for actions arising under the Securities Act, each of which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
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
Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, U.S. elections, international or geopolitical events, such as the conflict between Russia and Ukraine, recent events in Venezuela, conflicts between the U.S. and other countries, including Iran, and conflicts in the Middle East, the implementation of measures that restrict international trade or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, especially in light of recent comments and executive orders made by the Trump administration, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotechnology areas), tighter credit, higher interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, us and our business partners and suppliers. The United States has previously announced tariffs on imports from most countries, including significant tariffs on imports from Canada, Mexico and China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. In April 2026, the U.S. announced the imposition of tariffs on patented pharmaceutical products, and there can be no guarantee that further retaliatory tariffs will not be forthcoming. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. There is substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified or suspended. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, geopolitical uncertainties, international conflicts and government actions, including the ongoing military conflicts between Russia and Ukraine, recent events in Venezuela, conflicts between U.S. and other countries, including Iran, and conflicts in the Middle East involving Israel and various other parties, including Iran, Hamas and Hezbollah, as well as other conflicts in the region, rising tensions with China and the implementation of tariffs, sanctions, export or import controls, and other measures that restrict international trade by the United States, China or other governments, have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.
We may in the future experience disruptions as a result of such macroeconomic conditions, including delays or difficulties in initiating or expanding clinical trials and manufacturing or shipping sufficient quantities of materials. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition. For example, our business may be generally exposed to the impact of political or civil unrest or military action. While we do not have any employees or offices in Ukraine, Venezuela, Russia or countries in the Middle East, including Israel and Jordan, we do have third-party partners and clinical trial sites with locations in Europe, South America and the Middle East, which may be affected by the ongoing conflicts affecting such countries. These third parties or clinical trial sites may be materially impacted by the increasing military conflicts in Europe and the Middle East, could result in difficulties enrolling and retaining participants and/or delivering drug samples in such areas on schedule and cause delay in our clinical trials and/or increase trial costs. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic or political climate and financial market conditions could adversely impact our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Trading Plans
During the fiscal quarter ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) except as described below.
On February 6, 2026, Michael Henderson, one of our directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 100,000 shares of our common stock over a period ending February 27, 2027, subject to certain conditions.

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
Date: May 5, 2026

Spyre Therapeutics, Inc.

By:	/s/ Scott Burrows
Scott Burrows
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)