Form 10-Q
period 2026-06-30
Spyre Therapeutics, Inc.
filed 2026-08-04
CIK 1636282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 28, 2026, the registrant had 88,173,762 shares of common stock, $0.0001 par value per share, outstanding.

SPYRE THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026
TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025	2

	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2026 and 2025	3

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the Three and Six Months Ended June 30, 2026 and 2025	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION		36

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	84

Item 3.	Defaults Upon Senior Securities	84

Item 4.	Mine Safety Disclosures	84

Item 5.	Other Information	85

Item 6.	Exhibits	86

	Signatures	88

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements contained in this Quarterly Report, other than statements of historical fact, including, without limitation, statements regarding any future payouts under our contingent value rights (“CVRs”) issued in connection with the acquisition of Spyre Therapeutics, Inc. (the “Asset Acquisition”); our future results of operations and financial position; our business strategy, including our ability to elevate the standard in immunology by delivering more complete disease control, greater durability, and a simpler treatment experience for patients and to develop best-in-class therapeutics for inflammatory bowel disease (“IBD”), rheumatoid arthritis (“RA”), psoriatic arthritis (“PsA”), axial spondyloarthritis (“axSpA”) and other immune-mediated diseases that meaningfully improve both efficacy and convenience compared to today's standard of care and our ability to develop first-in-class therapeutics for rheumatic diseases (“RD”); our plans to expand the development of our product candidates, including SPY002, to indications beyond IBD and RD; our ability to achieve the expected benefits or opportunities with respect to our product candidates, including their potential commercialization; the potential consistency of the SPY001, SPY002, SPY072 and SPY003 Phase 1 trial and Phase 2 trial final data readouts with previously disclosed data for our programs; expectations regarding the drug delivery of our product candidates, including in the form of a subcutaneous injection; the planned dosing regimen for SPY001, SPY002, SPY072 and SPY003, and combinations thereof, including the potential for a Q3M-Q6M dosing profile and the potential for such dosing profile to be the leading product profile in IBD and RD; our non-clinical and clinical development activities, including our plans for and timing of cohort initiation and data readouts for the ongoing SKYWAY Phase 2 basket trial and SKYLINE Phase 2 platform trial, and the inclusion of each rational combination in Part B of the SKYLINE Phase 2 platform trial and the number of data readouts expected to be delivered in 2026 and 2027; estimated market sizes and potential growth opportunities; the potential efficacy, tolerability, convenience, commercial viability and safety profile of our product candidates, including in combinations; the potential therapeutic benefits and economic value of our product candidates as monotherapies or in combinations and their extended half-life; our ability to achieve the expected benefits or opportunities and related timing with respect to the Asset Acquisition; the expected impact of macroeconomic conditions, including inflation, increasing interest rates and volatile market conditions, and current or potential bank failures, as well as global events, including the ongoing military conflict between the United States and Iran and Ukraine and Russia, the conflicts in the Middle East, and geopolitical tensions between the United States and other countries, including China, on our operations, and the implementation of changes in law, tariffs, sanctions, export or import controls, and other government measures that could impact our business operations, including restricting international trade by the United States, China or other countries; are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, but not limited to, uncertainties and risks arising from regulatory feedback, including potential disagreement by regulatory authorities with our interpretation of data and our ongoing or planned clinical trials for our product candidates, including our plans for and timing of cohort initiation for combination arms for the ongoing SKYLINE Phase 2 platform trial across different jurisdictions; the unpredictable relationship between preclinical study results and clinical study results; the potential for interim data not being delivered within expected time frames or final clinical data not being consistent with or different than the previously disclosed data for our programs; the impacts of adverse events or disappointing results in clinical trials of third parties, including our competitors developing product candidates that target similar mechanisms of action and/or indications as our product candidates; the expected or potential impact of macroeconomic conditions, including inflationary pressures, rising interest rates, general economic slowdown or a recession, changes in tariff/trade and monetary policy, volatile market conditions and financial institution instability, as well as geopolitical instability, including the ongoing military conflicts between the United States and Iran and Ukraine and Russia, conflicts in the Middle East, and geopolitical tensions between the United States and other countries, including China, on our operations; the implementation of changes in law, tariffs, sanctions, export or import controls, and other government measures that could impact our business operations, including restricting international trade by the United States, China or other countries and the BIOSECURE Act; and those uncertainties and factors described in Item 1A, “Risk Factors” included in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Unless the context indicates otherwise, as used in this Quarterly Report, the terms “Spyre,” the “Company,” “we,” “us,” and “our” refer to Spyre Therapeutics, Inc., a Delaware corporation, and its consolidated subsidiaries taken as a whole. “Spyre” and all product candidate names are our common law trademarks. This Quarterly Report contains additional trade names, trademarks and service marks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.
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

PART I. – Financial Information
Item 1. Financial Statements (Unaudited).

Spyre Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$162,007	$85,721
Marketable securities	983,339	670,812
Prepaid expenses and other current assets	27,657	21,248
Total current assets	1,173,003	777,781
TOTAL ASSETS	$1,173,003	$777,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,722	$8,904
CVR liability	31,350	22,820
Accrued and other current liabilities	26,184	26,947
Related party accounts payable	46	14
Total current liabilities	63,302	58,685
Non-current CVR liability	7,270	3,860
Other non-current liabilities	1,290	—
TOTAL LIABILITIES	71,862	62,545
Commitments and Contingencies (Notes 6 and 7)
STOCKHOLDERS’ EQUITY
Series A non-voting convertible preferred stock, $0.0001 par value; 1,086,341 shares authorized as of June 30, 2026 and December 31, 2025; 346,045 shares issued and outstanding as of June 30, 2026 and December 31, 2025.	146,425	146,425
Series B non-voting convertible preferred stock, $0.0001 par value; 271,625 shares authorized as of June 30, 2026 and December 31, 2025; nil and 16,667 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	—	9,395
Preferred stock, $0.0001 par value; 8,642,034 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and December 31, 2025.	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 88,064,133 shares and 78,189,811 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	16	15
Additional paid-in capital	2,189,936	1,686,167
Accumulated other comprehensive (loss) income	(2,396)	869
Accumulated deficit	(1,232,840)	(1,127,635)
TOTAL STOCKHOLDERS’ EQUITY	1,101,141	715,236
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$1,173,003	$777,781
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development (1)	$65,503	$40,145	125,914	81,768
General and administrative (2)	16,136	11,790	31,366	23,734
Gain on sale of in-process research and development asset	(40,000)	(10,000)	(70,000)	(10,000)
Total operating expenses	41,639	41,935	87,280	95,502
Loss from operations	(41,639)	(41,935)	(87,280)	(95,502)

Other income (expense):
Interest income	10,053	5,874	17,048	12,367
Other (expense) income, net	(4,614)	(656)	(34,973)	1,630
Total other income (expense)	5,439	5,218	(17,925)	13,997
Loss before income tax expense	(36,200)	(36,717)	(105,205)	(81,505)
Income tax benefit	—	—	—	15
Net loss	$(36,200)	$(36,717)	$(105,205)	$(81,490)

Net loss per share, basic and diluted, Series A Preferred Stock	$(14.60)	$(19.62)	$(43.77)	$(43.57)
Weighted-average Series A non-voting convertible preferred stock outstanding, basic and diluted	346,045	346,045	346,045	346,045

Net loss per share, basic and diluted, Series B Preferred Stock	$(14.60)	$(19.62)	$(43.77)	$(43.57)
Weighted-average Series B non-voting convertible preferred stock outstanding, basic and diluted	15,385	16,667	16,022	16,667

Net loss per share, basic and diluted, common	$(0.36)	$(0.49)	$(1.09)	$(1.09)
Weighted-average common stock outstanding, basic and diluted	84,729,435	60,333,838	81,656,119	60,300,073

(1)Includes de minimis related party expenses for the three months ended June 30, 2026 and 2025. Includes related party expenses of $3.1 million and $2.6 million for the six months ended June 30, 2026 and 2025, respectively.
(2)Includes related party expenses of $0.2 million for the three months ended June 30, 2026 and 2025, and $0.5 million for the six months ended June 30, 2026 and 2025.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(36,200)	$(36,717)	$(105,205)	$(81,490)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	(36)	—	(22)
Unrealized (loss) gain on marketable securities	(1,629)	(192)	(3,265)	296
Total comprehensive loss	$(37,829)	$(36,945)	$(108,470)	$(81,216)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Changes in
Convertible Preferred Stock and Stockholders’ Equity
(Unaudited, in thousands)

	Three and Six Months Ended June 30, 2026
	Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances - December 31, 2025	346	$146,425	17	$9,395	78,190	$15	$1,686,167	$869	$(1,127,635)	$715,236
Issuance of common stock in connection with at-the-market offering program, net of financing costs	—	—	—	—	296	—	9,747	—	—	9,747
Issuance of common stock in connection with exercise of stock options	—	—	—	—	354	—	3,663	—	—	3,663
Stock-based compensation expense	—	—	—	—	—	—	12,806	—	—	12,806
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(1,636)	—	(1,636)
Net loss	—	—	—	—	—	—	—	—	(69,005)	(69,005)
Balances - March 31, 2026	346	$146,425	17	$9,395	78,840	$15	$1,712,383	$(767)	$(1,196,640)	$670,811
Conversion of Series B Non-Voting Convertible Preferred Stock to common stock	—	—	(17)	(9,395)	667	—	9,395	—	—	—
Issuance of common stock in connection with follow-on offering, net of offering costs	—	—		—	7,475	1	434,897	—	—	434,898
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—		—	1,083	—	19,749	—	—	19,749
Stock-based compensation expense	—	—	—	—	—	—	13,512	—	—	13,512
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(1,629)	—	(1,629)
Net loss	—	—	—	—	—	—	—	—	(36,200)	(36,200)
Balances - June 30, 2026	346	$146,425	—	—	88,064	$16	$2,189,936	$(2,396)	$(1,232,840)	$1,101,141

	Three and Six Months Ended June 30, 2025
	Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2024	346	$146,425	17	$9,395	60,257	$13	$1,334,223	$180	$(972,432)	$517,804
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	—	—	19	—	218	—	—	218
Stock-based compensation expense	—	—	—	—	—	—	8,859	—	—	8,859
Foreign currency translation adjustment	—	—	—	—	—	—	—	14	—	14
Unrealized gain on marketable securities	—	—	—	—	—	—	—	488	—	488
Net loss	—	—	—	—	—	—	—	—	(44,773)	$(44,773)
Balances - March 31, 2025	346	$146,425	17	$9,395	60,276	$13	$1,343,300	$682	$(1,017,205)	$482,610
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	—	—	97	—	730	—	—	730
Stock-based compensation expense	—	—	—	—	—	—	9,378	—	—	9,378
Foreign currency translation adjustment	—	—	—	—	—	—	—	(36)	—	(36)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(192)	—	(192)
Net loss	—	—	—	—	—	—	—	—	(36,717)	(36,717)
Balances - June 30, 2025	346	$146,425	17	$9,395	60,373	$13	$1,353,408	$454	$(1,053,922)	$455,773
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(105,205)	$(81,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	26,318	18,237
Change in fair value of CVR liability	34,873	(1,800)
Gain on sale of in-process research and development asset	(70,000)	(10,000)
Net accretion of discount on marketable securities	(5,152)	(4,655)
Interest proceeds from maturities of zero coupon U.S. Treasury Bills	683	1,760
Changes in operating assets and liabilities:
Accounts payable	(3,182)	3,046
Accrued and other liabilities	225	(8,299)
Related party accounts payable	32	(572)
Prepaid expenses and other assets	(5,841)	(3,784)
Net cash used in operating activities	(127,249)	(87,557)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and sales of marketable securities	217,187	178,249
Purchases of marketable securities	(528,510)	(106,312)
Proceeds from sale of in-process research and development asset	70,000	7,000
Net cash (used in) provided by investing activities	(241,323)	78,937

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in connection with follow-on offering, net of issuance costs	435,240	—
Proceeds from issuance of common stock in connection with at-the-market offering program, net of issuance costs	9,750	—
Payment of deferred offering costs in connection with shelf registration	(454)	(93)
Payments related to contingent value rights liability	(22,933)	—
Proceeds from employee stock option exercises and employee stock plan purchases	23,255	949
Net cash provided by financing activities	444,858	856
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	76,286	(7,764)

CASH AND CASH EQUIVALENTS
Beginning of period	85,721	89,423
End of period	$162,007	$81,659

Supplemental Disclosure of Non-Cash Financing Information:
Proceeds from stock option exercises received in subsequent period	$157	$—
Allocation of deferred offering costs against proceeds of issuance of common stock	$345	$—
Unpaid deferred offering costs in connection with shelf registration	$301	$—
Conversion of Series B non-voting convertible preferred stock into common stock	$9,395	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. The Company and Basis of Presentation
Spyre Therapeutics, Inc., formerly Aeglea BioTherapeutics, Inc. (“Spyre” or the “Company”), is a clinical stage biotechnology company committed to developing next-generation therapies that elevate the standard in immunology by delivering more complete disease control, greater durability, and a simpler treatment experience for patients. The Company was formed as a Limited Liability Company in Delaware on December 16, 2013 under the name Aeglea BioTherapeutics Holdings, LLC and was converted from a Delaware LLC to a Delaware corporation on March 10, 2015. On June 22, 2023, the Company acquired the assets of Spyre Therapeutics, Inc., a privately held biotechnology company (the “Asset Acquisition”), and on November 27, 2023, the Company completed its corporate rebranding, changing the name of the Company to Spyre Therapeutics, Inc. The Company operates in one segment and has its principal offices in Waltham, Massachusetts.
In connection with the Asset Acquisition, a non-transferable contingent value right (“CVR”) was distributed to stockholders of record of the Company as of the close of business on July 3, 2023 (the “Legacy Stockholders”). Holders of the CVRs will be entitled to receive certain cash payments from proceeds received by the Company prior to the third anniversary of the contingent value rights agreement (the "CVR Agreement") we entered into with Equiniti Trust Company LLC (f/k/a American Stock Transfer & Trust Company LLC) as rights agent in connection with the Asset Acquisition, if any, related to the disposition or monetization of its legacy assets during the one-year period following the closing of the Asset Acquisition.
On September 6, 2024, the Company entered into a sales agreement (the “2024 Sales Agreement”) with TD Securities (USA) LLC as its agent, pursuant to which the Company may issue and sell up to $200.0 million of shares of common stock under an at-the-market (“ATM”) offering program. During the three and six months ended June 30, 2026, the Company sold an aggregate of nil and 296,396, respectively, shares of common stock under the ATM offering program pursuant to the 2024 Sales Agreement resulting in net proceeds of $9.7 million. The 2024 Sales Agreement was terminated on June 26, 2026 and the Company concurrently entered into a new sales agreement (the “2026 Sales Agreement”) with TD Securities (USA) LLC as its agent, pursuant to which the Company may issue and sell up to $500.0 million of shares of common stock under an ATM offering program. During the three months ended June 30, 2026, the Company did not sell any shares under the ATM offering program pursuant to the 2026 Sales Agreement. As of June 30, 2026, $500.0 million remained available for sale under the 2026 Sales Agreement.
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
On April 13, 2026, the Company entered into an underwriting agreement (the “April 2026 Underwriting Agreement”), pursuant to which the Company sold an aggregate of 7,475,000 shares of its common stock, inclusive of 975,000 shares pursuant to the full exercise of the underwriters' over-allotment option, at a public offering price per share of $62.00, resulting in net proceeds of approximately $435.2 million after deducting approximately $28.2 million of underwriting discounts and other offering costs (the “April 2026 Offering”). The over-allotment option was exercised in full on April 15, 2026 and the transaction closed on April 16, 2026.
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

Since its inception and through June 30, 2026, the Company has funded its operations by raising an aggregate of approximately $2.1 billion of gross proceeds from the sale and issuance of convertible preferred stock and common stock, pre-funded warrants, the collection of grant proceeds, and the licensing of its product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East. As of June 30, 2026, Spyre had an accumulated deficit of $1.2 billion, and cash, cash equivalents, and marketable securities of $1.1 billion.
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
Unaudited Interim Financial Information
The interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of June 30, 2026, and its results of operations for the three and six months ended June 30, 2026 and 2025, changes in convertible preferred stock and stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. The December 31, 2025 balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2025 (the “Annual Report”) as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 19, 2026.
2. Summary of Significant Accounting Policies
These interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and SEC instructions for interim financial information, and should be read in conjunction with the Annual Report. Significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in the Annual Report. The Company uses the same accounting policies in preparing quarterly and annual financial statements.
There have been no significant changes from the significant accounting policies and estimates disclosed in the Notes titled “1. The Company and Basis of Presentation” and "2. Summary of Significant Accounting Policies” of the Annual Report, except as disclosed below:
Contingent Value Rights
As of June 30, 2026, Contingent Value Rights are no longer a significant accounting policy. The Company determined that its future payment obligations under the CVR Agreement no longer qualify as derivatives under ASC 815, Derivatives and Hedging, as all contingencies have been resolved. Accordingly, the Company has measured the fair value of its CVR liability by discounting the estimated future payments to be made under the CVR Agreement using the Company’s weighted average cost of capital. This fair value measurement is based on inputs observable in the market and thus represents a Level 2 measurement as defined in ASC 820, Fair Value Measurement. The estimated value of the CVR consideration is based upon available information and certain assumptions which the Company's management believes are reasonable under the circumstances. The ultimate payout under the CVRs may differ materially from the assumptions used in determining the fair value of the CVR consideration.
Recently Adopted Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements adopted during the three months ended June 30, 2026 that are of significance or potential significance to the Company.
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
3. Fair Value Measurements
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$139,330	$—	$—	$139,330
U.S. government treasury securities	256,457	—	—	256,457
U.S. government agency securities	—	176,095	—	176,095
Commercial paper	—	425,578	—	425,578
Corporate bonds	—	146,141	—	146,141
Total financial assets	$395,787	$747,814	$—	$1,143,601

Liabilities:
CVR liability	$—	$38,620	$—	$38,620
Total liabilities	$—	$38,620	$—	$38,620

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$74,004	$—	$—	$74,004
U.S. government treasury securities	266,064	—	—	266,064
U.S. government agency securities	—	119,590	—	119,590
Commercial paper	—	194,355	—	194,355
Corporate bonds	—	100,790	—	100,790
Total financial assets	$340,068	$414,735	$—	$754,803

Liabilities:
CVR liability	$—	$—	$26,680	$26,680
Total liabilities	$—	$—	$26,680	$26,680
The Company measures the fair value of money market funds and U.S. government treasury securities on quoted prices in active markets for identical assets or liabilities. The Level 2 assets include U.S. government agency securities, commercial paper and corporate bonds, and are valued based on quoted prices for similar assets in active markets and inputs other than quoted prices that are derived from observable market data. The Company evaluates transfers between levels at the end of each reporting period. There were no financial asset transfers between Level 1, Level 2, or Level 3 during the periods presented.
CVR Liability
In connection with the Asset Acquisition, a non-transferable CVR was distributed to the Legacy Stockholders. Holders of the CVR are entitled to receive certain cash payments from proceeds received by the Company for a three-year period ending July 3, 2026, related to the disposition or monetization of the Company’s legacy assets for a period of one year following the closing of the Asset Acquisition.
As of December 31, 2025, the fair value of the CVR liability was determined using the probability weighted discounted cash flow method to estimate future cash flows associated with the sale of the legacy assets. Analogous to a dividend being declared/approved in one period and paid out in another, the liability was recorded at the date of approval, June 22, 2023, as a common stock dividend, returning capital to the Legacy Stockholders. Changes in fair value of the liability were recognized as a component of Other income (expense), net in the consolidated statement of operations and comprehensive loss in each reporting period. The liability value was based on significant inputs not observable in the market such as estimated cash flows, estimated probabilities of regulatory success, and discount rates, which represent a Level 3 measurement within the fair value hierarchy.
As of June 30, 2026, all contingencies related to the disposition or monetization of the Company’s legacy assets are resolved and the fair value of the CVR liability was determined by discounting future estimated payments to holders of the CVR. Changes in fair value of the liability will be recognized as a component of Other income (expense), net in the consolidated statement of operations and comprehensive loss in each reporting period. The liability is based on inputs observable in the market such as estimated discount rates which represent a Level 2 measurement within the fair value hierarchy.
The significant inputs used to estimate the fair value of the CVR liability were as follows:

June 30, 2026
Risk-adjusted discount rate	12.10%
The change in fair value between December 31, 2025 and June 30, 2026 was a $34.9 million increase, primarily driven by the achievement status of certain milestones and the receipt of certain cash consideration within the CVR term and time value of money adjustments, partially offset by a $22.9 million payment to CVR holders.

The following table presents changes in the CVR liability for the periods presented (in thousands):

CVR Liability
Beginning balance as of December 31, 2025	$26,680
Changes in the fair value of the CVR liability	34,873
Payments	(22,933)
Ending Balance as of June 30, 2026	$38,620
4. Cash Equivalents and Marketable Securities
The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$139,330	$—	$—	$139,330
Commercial paper	20,932	—	—	20,932
Total cash equivalents	$160,262	$—	$—	$160,262

Marketable securities:
Commercial paper	$405,173	$—	$(527)	$404,646
Corporate bonds	146,423	1	(283)	146,141
U.S. government treasury securities	257,111	87	(741)	256,457
U.S. government agency securities	177,028	2	(935)	176,095
Total marketable securities	$985,735	$90	$(2,486)	$983,339

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$74,004	$—	$—	$74,004
Commercial paper	9,987	—	—	9,987
Total cash equivalents	$83,991	$—	$—	$83,991

Marketable securities:
Commercial paper	$184,423	$25	$(80)	$184,368
Corporate bonds	100,753	60	(23)	100,790
U.S. government treasury securities	265,316	748	—	266,064
U.S. government agency securities	119,450	153	(13)	119,590
Total marketable securities	$669,942	$986	$(116)	$670,812

The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2026 and December 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position:

	June 30, 2026
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$421,580	$(527)	$—	$—	$421,580	$(527)
Corporate bonds	144,148	(283)	—	—	144,148	(283)
U.S. government treasury securities	164,843	(741)	—	—	164,843	(741)
U.S. government agency securities	173,125	(935)	—	—	173,125	(935)
Total marketable securities	$903,696	$(2,486)	$—	$—	$903,696	$(2,486)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$99,837	$(80)	$—	$—	$99,837	$(80)
Corporate bonds	58,296	(23)	—	—	58,296	(23)
U.S. government agency securities	22,828	(13)	—	—	22,828	(13)
Total marketable securities	$180,961	$(116)	$—	$—	$180,961	$(116)
The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. As of June 30, 2026 and December 31, 2025, an allowance for credit losses had not been recognized. Given the Company's intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, the Company does not consider these marketable securities to be impaired as of June 30, 2026 and December 31, 2025.
The financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash deposits. Accounts at each of the Company's two U.S. banking institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor. As of June 30, 2026 and December 31, 2025, cash deposits at the Company's U.S. banking institutions exceeded the FDIC limits.
There were no realized gains or losses on marketable securities for both the three and six months ended June 30, 2026 and 2025. Interest on marketable securities is included in interest income. Accrued interest receivable on available-for-sale debt securities as of June 30, 2026 and December 31, 2025, was $5.8 million and $4.5 million, respectively, and is reflected in Prepaid expenses and other current assets.
The following table summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	June 30, 2026	December 31, 2025
Due in one year or less	$703,969	$440,895
Due in 1 - 2 years	279,370	229,917
Total marketable securities	$983,339	$670,812

The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.
5. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation	$5,722	$7,940
Accrued contracted research and development costs	17,952	17,424
Accrued professional and consulting fees	2,375	1,404
Accrued other	135	179
Total accrued and other current liabilities	$26,184	$26,947
6. Licensing Agreements
On July 12, 2023, December 14, 2023, and June 5, 2024, the Company exercised the Option (as defined below) available under the antibody discovery and option agreement, dated May 25, 2023, and subsequently amended and restated on September 29, 2023 and May 14, 2024, by and among the Company, Paragon Therapeutics, Inc. (“Paragon”) and Parapyre Holding LLC (“Parapyre”) (as amended, the “Paragon Agreement”) with respect to the SPY001, SPY002 and SPY072, and SPY003 research programs, respectively.
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
On October 11, 2024, the Company and Paragon entered into a license agreement (as amended, the “SPY003 License Agreement”, and together with the SPY001 License Agreement and the SPY002 and SPY072 License Agreement, the “License Agreements”), pursuant to which Paragon granted the Company a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting IL-23 in the field of IBD.
On February 24, 2025, the SPY003 License Agreement was amended and restated to, among other things, clarify each party's rights and obligations with respect to license exclusivity and patent prosecution. On May 29, 2026, the SPY003 License Agreement was further amended to expand the definition of “Field” to encompass all therapeutic, prophylactic, palliative and diagnostic uses of SPY003, subject to certain restrictions (as summarized below).
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
•Each License Agreement may be terminated on 60 days’ notice by the Company; on material breach without cure; and to the extent permitted by law, on a party’s insolvency or bankruptcy.
•With respect to the SPY002 and SPY072 License Agreement only, on a product by product basis, the Company will pay sublicensing fees of up to approximately $20 million upon the achievement of mostly commercial milestones.
•With respect to the SPY003 License Agreement only, the Company will not dose a human patient in a clinical trial of SPY003 for an indication outside of inflammatory bowel disease as part of a combination until June 1, 2028 or as a monotherapy until June 1, 2030 (the “Monotherapy Dosing Restriction”). In the event the Company or a licensee of Paragon's retained rights under the SPY003 License Agreement consummates a material transaction, including a change of control of the Company or such licensee, then any remaining restrictions outside of the initial definition of “Field” set forth in the Monotherapy Dosing Restriction shall remain in effect only until June 1, 2028 and thereafter terminate and be of no further force or effect.
The Company recognizes the expense associated with each milestone when the achievement of the milestone is deemed probable.
The Company recognized no expenses related to milestone payments to Paragon for the three months ended June 30, 2026 and 2025. The Company recognized expense related to Paragon license milestone payments, recorded within Research and development expenses, in the accompanying condensed statement of operations of $3.0 million and $2.5 million for the six months ended June 30, 2026 and 2025, respectively.
The Company paid milestone payments to Paragon totaling nil and $2.5 million for the three months ended June 30, 2026 and 2025, respectively. The Company paid milestone payments to Paragon totaling $3.0 million and $2.5 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, there were no milestone payments outstanding and payable to Paragon.
Additionally, the Company did not recognize any sublicensing fees expense for the three or six months ended June 30, 2026 or 2025.
There were no payments related to sublicensing fees for the three months ended June 30, 2026 and 2025. The Company paid sublicensing fees to Paragon totaling no and $0.5 million for the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026 and December 31, 2025, there were nil sublicensing fees outstanding and payable to Paragon.
7. Related Party Transactions
Paragon and Parapyre each beneficially own less than 5% of a class of the Company's voting securities through their respective holdings of the Company's common stock. Fairmount Funds Management LLC (“Fairmount”) beneficially owns more than 5% of a class of the Company's voting securities, has one seat on the Board (held by Tomas Kiselak) and beneficially owns more than 5% of Paragon. Fairmount appointed Paragon's board of directors and has the contractual right to approve the appointment of any executive officers of Paragon.
The following is the summary of expenses related to the License Agreements and other Paragon reimbursable expenses, which are ultimately settled in cash (in millions) and recorded within Research and development in the consolidated statement of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
License Agreements milestone and sublicensing fees	$—	$—	$3.0	$2.5
Other Paragon reimbursable expenses	—	—	0.1	0.1
Total related party expense (excludes stock-based compensation)	$—	$—	$3.1	$2.6
The Company recognized de minimis related party expenses in connection with other Paragon reimbursable expenses for the three months ended June 30, 2026 and 2025, which were recorded as Research and development expenses in the consolidated statements of operations. For the six months ended June 30, 2026 and 2025, the Company recognized $0.1 million of Paragon reimbursable expenses.
There were de minimis Related party accounts payable as of June 30, 2026 and December 31, 2025.
For the three months ended June 30, 2026 and 2025, the Company made payments totaling $0.1 million and de minimis payments, respectively, in connection with Paragon reimbursable expenses. For the six months ended June 30, 2026 and 2025, the Company made payments totaling $0.1 million and $0.2 million, respectively, in connection with Paragon reimbursable expenses.
Paragon License Agreements
See Note 6 for disclosures related to the License Agreements entered into with Paragon.
Mark McKenna Option Grant
On February 1, 2024, the Board appointed Mark McKenna as a Class I director. Mr. McKenna and the Company are parties to a consulting agreement, pursuant to which Mr. McKenna agreed to continue to provide consulting services as an independent contractor to the Company, with an effective date of August 1, 2023 (the “Vesting Commencement Date”). As compensation for Mr. McKenna’s consulting services, on November 22, 2023, he was granted non-qualified stock options to purchase 477,000 shares of the Company’s common stock under the 2016 Plan (as defined in Note 9) with an exercise price of $10.39 per share, which vest as to 25% on the one year anniversary of the Vesting Commencement Date and thereafter vest and become exercisable in 36 equal monthly installments, subject to Mr. McKenna’s continued service to the Company through each applicable vesting date. The Company recognized stock-based compensation expense related to Mr. McKenna's consulting agreement of $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and $0.5 million for the six months ended June 30, 2026 and 2025, respectively.

8. Convertible Preferred Stock and Stockholders’ Equity
Warrants
As of June 30, 2026, a total of 1,532,591 warrants previously issued to Parapyre pursuant to the Paragon Agreement with a weighted-average exercise price of $22.49 remain outstanding.
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
As of June 30, 2026, 346,045 shares of Series A Preferred Stock remained outstanding and are convertible into 13,841,800 common shares.
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

On June 23, 2026, 16,667 shares of Series B Preferred Stock were converted at the option of the holder into 666,680 shares of common stock. As of June 30, 2026, no shares of Series B Preferred Stock remained outstanding.
ATM Facility
On September 6, 2024, the Company entered into the 2024 Sales Agreement, pursuant to which the Company may issue and sell up to $200.0 million of shares of common stock under an ATM offering program.
During the year ended December 31, 2025, the Company sold an aggregate of 445,668 shares of common stock under its ATM offering program pursuant to the 2024 Sales Agreement resulting in net proceeds of $14.8 million.
During the six months ended June 30, 2026, the Company sold an aggregate of 296,396 shares of common stock under the ATM offering program pursuant to the 2024 Sales Agreement resulting in net proceeds of $9.7 million.
The 2024 Sales Agreement was terminated on June 26, 2026 and the Company concurrently entered into a new sales agreement (the “2026 Sales Agreement”) with TD Securities (USA) LLC as its agent, pursuant to which the Company may issue and sell up to $500.0 million of shares of common stock under an ATM offering program. During the three months ended June 30, 2026, the Company did not sell any shares under the ATM offering program pursuant to the 2026 Sales Agreement. As of June 30, 2026, $500.0 million remained available for sale under the 2026 Sales Agreement.
October 2025 Underwritten Offering
On October 13, 2025, the Company entered into the October 2025 Underwriting Agreement, pursuant to which the Company sold an aggregate of 17,094,594 shares of common stock, inclusive of 2,229,729 shares pursuant to the full exercise of the underwriters’ over-allotment option, at a public offering price per share of $18.50, resulting in net proceeds of approximately $296.4 million after deducting approximately $19.9 million of underwriting discounts and other offering costs. The over-allotment option was exercised in full on October 14, 2025 and the transaction closed on October 15, 2025.
April 2026 Underwritten Offering
On April 13, 2026, the Company entered into the April 2026 Underwriting Agreement, pursuant to which the Company sold an aggregate of 7,475,000 shares of its common stock, inclusive of 975,000 shares pursuant to the full exercise of the underwriters' over-allotment option, at a public offering price per share of $62.00, resulting in net proceeds of approximately $435.2 million after deducting approximately $28.2 million of underwriting discounts and other offering costs. The over-allotment option was exercised in full on April 15, 2026 and the transaction closed on April 16, 2026.
9. Stock-Based Compensation
2016 Equity Incentive Plan
The Company's 2016 Equity Incentive Plan (the “2016 Plan”) became effective in April 2016 and serves as the successor to the Company’s 2015 Equity Incentive Plan. Under the 2016 Plan, the Company may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and stock bonuses. The 2016 Plan, as amended, provides for an automatic increase in the number of shares reserved for issuance thereunder on January 1 of each year for the remaining term of the plan equal to (a) 5.0% of the number of issued and outstanding shares of common stock (including such shares issuable pursuant to the exercise or conversion, as applicable, of any outstanding pre-funded warrants and nonvoting convertible preferred stock) on December 31 of the immediately preceding year, or (b) a lesser amount as approved by the board each year (the “Evergreen Provision”). As a result of the Evergreen Provision, on January 1, 2026 and

2025, an additional 4,711,544 and 3,814,905 shares, respectively, became available for issuance under the 2016 Plan.
As of June 30, 2026, the 2016 Plan had 15,084,463 shares available for future issuance, of which 6,876,693 shares were subject to outstanding option awards and restricted unit awards.
2018 Equity Inducement Plan
The 2018 Equity Inducement Plan (“2018 Plan”) became effective in February 2018.
During the second quarter of 2025, the Company amended the 2018 Plan to increase the number of shares of common stock reserved for issuance by 750,000. After this amendment and as of June 30, 2026, the 2018 Plan had 6,481,956 shares available for future issuance, of which 5,981,072 shares were subject to outstanding option awards and restricted unit awards.
Service-based awards granted under the 2018 Plan and 2016 Plan generally vest over four years and expire after ten years, although awards have been granted with vesting terms less than four years. Under the 2016 Plan and 2018 Plan, the Company may grant stock-based awards with service conditions, performance conditions, and market conditions.
The following table summarizes the Company’s stock awards granted under all equity incentive and inducement plans for each of the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	190,456	$62.94	427,800	$15.29	2,769,061	$33.19	2,325,717	$20.32
Restricted stock units	—	—	—	—	125,400	$30.61	—	—
2016 Employee Stock Purchase Plan
Under the Company’s Amended and Restated 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company issued and sold 19,967 shares of the Company’s common stock during the three and six months ended June 30, 2026, resulting in aggregate cash proceeds of $0.5 million.
There were no shares issued and sold during the three months ended June 30, 2025. The Company issued and sold 16,877 shares during the six months ended June 30, 2025, resulting in aggregate cash proceeds of $0.3 million.
Stock-based Compensation Expense
Total stock-based compensation expense recognized from the Company’s equity incentive plans, 2018 Plan and 2016 ESPP during the periods presented was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$6,218	$4,100	$12,009	$7,612
General and administrative	7,294	5,278	14,309	10,625
Total stock-based compensation expense	$13,512	$9,378	$26,318	$18,237

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the Company's equity incentive plans, and the shares purchased under the 2016 ESPP during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock Options Granted
Expected term (in years)	5.93	5.74	6.02	5.97
Expected volatility	67%	74%	73%	76%
Risk-free interest	4.16%	4.02%	3.88%	4.38%
Dividend yield	—	—	—	—

2016 ESPP
Expected term (in years)	—	—	0.50	0.50
Expected volatility	—	—	64%	69%
Risk-free interest	—	—	3.59%	4.23%
Dividend yield	—	—	—	—
10. Sale of Pegzilarginase to Immedica
On July 27, 2023, the Company announced that it had entered into an agreement to sell the global rights to pegzilarginase to Immedica Pharma AB (“Immedica”) for $15.0 million in upfront cash proceeds and up to $100.0 million in contingent milestone payments.
The milestone payments are contingent on formal reimbursement decisions by national authorities in key European markets and pegzilarginase approval by the U.S. Food and Drug Administration (“FDA”), among other events. In the three months ended June 30, 2026, the Company recognized a gain of $40.0 million within Gain on Sale of in-process research and development, for achieving certain milestones during the period. As of June 30, 2026 and December 31, 2025, $3.0 million remains outstanding and due to the Company from a previously achieved milestone, which is reflected in Prepaid expenses and other current assets.
Milestone payments received by the Company by July 3, 2026, net of allowable expenses and adjustments, will be distributed to CVR holders pursuant to the CVR agreement resulting from the Asset Acquisition and will reduce the CVR liability.
11.  Segment Reporting
The Company operates under a single operating and reportable segment, which is the development of biopharmaceutical products for the treatment of patients with IBD and rheumatic diseases. The Company's Chief Operating Decision Maker (“CODM”) is the Company's Chief Executive Officer. The CODM uses consolidated Net loss as the measure of segment profit or loss and uses consolidated Total Assets as reported on the balance sheet as the measure of segment assets. The CODM compares Net loss against budgeted and/or forecasted amounts to track the Company's financial performance against expectations and to inform, along with development timelines and scientific and commercial considerations, their decisions regarding resource allocations to fund the Company's development of its pipeline.

The following table sets forth the significant expenses provided to the CODM on a regular basis (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Compensation	$12,862	$8,120	$24,305	$15,111
Stock-based compensation (1)	13,512	9,378	26,318	18,237
Research and development, excluding compensation and stock-based compensation (2) (3)	50,447	30,749	97,340	64,300
Other segment items (4) (5)	(40,621)	(11,530)	(42,758)	(16,158)
Segment net loss	$36,200	$36,717	$105,205	$81,490
(1) Includes related party expenses of $0.2 million for the three months ended June 30, 2026 and 2025, and $0.5 million for the six months ended June 30, 2026 and 2025.
(2) Includes non-clinical study, clinical trial, and manufacturing expenses.
(3) Includes de minimis related party expenses for the three months ended June 30, 2026 and 2025. Includes related party expenses of $3.1 million and $2.6 million for the six months ended June 30, 2026 and 2025, respectively.
(4) Includes general and administrative expenses such as audit, legal, and other professional fees, interest income, and other expense, net.
Includes gains of $40.0 million and $10.0 million for the three months ended June 30, 2026 and 2025, respectively, related to the achievement of milestones under the 2023 sale of the global rights to the legacy assets, pegzilarginase, to Immedica. The 2026 gain was triggered by the sale of the related priority review voucher (“PRV”), while the 2025 gain was triggered by a favorable reimbursement decision for pegzilarginase in Europe.
Includes gains of $70.0 million and $10.0 million for the six months ended June 30, 2026 and 2025, respectively, related to milestone payments earned in connection with the 2023 sale of the global rights to the legacy assets, pegzilarginase, to Immedica. The 2026 gain was triggered by the FDA approval of pegzilarginase and the subsequent sale of the related PRV, while the 2025 gain was triggered by a favorable reimbursement decision for pegzilarginase in Europe.
(5) Includes a $4.6 million increase and a $0.6 million decrease in the fair value of the CVR liability for the three months ended June 30, 2026 and 2025, respectively. Includes a $34.9 million increase and a $1.8 million decrease in the fair value of the CVR liability for the six months ended June 30, 2026 and 2025, respectively.
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
Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares outstanding during the period, without consideration of potential dilutive securities. For periods in which the Company generated a net loss, the Company does not include potential shares of common stock in diluted net loss per share when the impact of these items is anti-dilutive. The Company has generated a net loss for all periods presented, therefore diluted net loss per share is the same as basic net loss per share since the inclusion of potential shares of common stock would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share of common stock, Series A Preferred Stock, and Series B Preferred Stock (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2026			2025
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(5,052)	$(225)	$(30,923)	$(6,791)	$(327)	$(29,599)
Denominator
Weighted-average shares outstanding	346,045	15,385	84,729,435	346,045	16,667	60,333,838
Net loss per share, basic and diluted	$(14.60)	$(14.60)	$(0.36)	$(19.62)	$(19.62)	$(0.49)

	Six Months Ended June 30,
	2026			2025
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(15,147)	$(701)	$(89,357)	$(15,078)	$(726)	$(65,686)
Denominator
Weighted-average shares outstanding	346,045	16,022	81,656,119	346,045	16,667	60,300,073
Net loss per share, basic and diluted	$(43.77)	$(43.77)	$(1.09)	$(43.57)	$(43.57)	$(1.09)
The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase common stock	8,042,158	805,306	6,630,827	1,324,645
Unvested restricted stock units	137,358	—	113,115	11,943
Outstanding Parapyre warrants	1,532,591	—	1,532,591	—

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report for the quarterly period ended June 30, 2026 (this “Quarterly Report”) as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 19, 2026. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements regarding our expected results, outcomes, and the timing of these results and outcomes, plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we”, “us”, “our”, the “Company,” or “Spyre” refers to Spyre Therapeutics, Inc. and its consolidated subsidiaries taken as a whole.
Overview
We are a clinical stage biotechnology company committed to developing next-generation therapies that elevate the standard in immunology by delivering more complete disease control, greater durability, and a simpler treatment experience for patients. Our pipeline includes extended half-life antibodies targeting α4β7, TL1A, and IL-23 in development as monotherapies and pair-wise combinations.
Our Strategy
Our goal is to develop next-generation therapeutics to redefine the standard of care for the treatment of inflammatory bowel disease (“IBD”) and other immune-mediated diseases, relying on three strategic pillars:
•Advancing a portfolio of next-generation monotherapies - novel antibody candidates engineered for optimized potency, selectivity, and pharmacokinetics (“PK”) against validated targets
•Evaluating paradigm-changing IBD combinations - fixed-dose combinations of our engineered investigational antibodies designed to enable superior efficacy, safety, and convenience
•Expansion of our anti-TL1A program into additional indications - pipeline-in-a-product potential in diseases with first-in-class and best-in-class opportunity, starting with rheumatoid arthritis (“RA”), psoriatic arthritis (“PsA”), and axial spondyloarthritis (“axSpA”)
Our Portfolio and Development Plan Updates
We are advancing a pipeline of monoclonal antibodies (“mAbs”) for the treatment of IBD and other immune-mediated diseases. The following table (Figure 1) summarizes our pipeline and development strategy, including our SKYLINE Phase 2 platform trial evaluating SPY001, SPY002, SPY003, and pairwise combinations thereof in subjects with moderately to severely active ulcerative colitis (“UC”) and our SKYWAY basket trial evaluating SPY072 in three rheumatic diseases: RA, PsA, and axSpA:

Figure 1. Spyre portfolio

SKYLINE Phase 2 Platform Trial in UC
In May 2025, we initiated our SKYLINE Phase 2 platform trial evaluating SPY001, SPY002 and SPY003, as well as pairwise combinations thereof (six investigational agents in total), in subjects with moderately to severely active UC (Figure 2). The trial consists of two parts:
•Part A: Open-label assessment of the safety and preliminary efficacy of a single dose level of each investigational monotherapy. Enrollment for Part A has completed, with initial SPY001 and SPY002 Part A topline induction data announced in April 2026 and June 2026, respectively, and with SPY003 topline induction data expected in September 2026.
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

Topline induction data from Part A of the SKYLINE trial in UC subjects were presented in April 2026 (SPY001) and June 2026 (SPY002). Baseline characteristics were consistent with expectations (Figure 3). SPY001 and SPY002 were well-tolerated with a safety profile consistent with in-class comparators (Figure 4). SPY001 and SPY002 achieved their respective primary endpoints, demonstrating a statistically significant reduction in the RHI score of 9.2 points and 10.7 points, respectively. Rates of key secondary endpoints of clinical remission and endoscopic improvement were clinically meaningful at 40% and 51%, respectively, for SPY001 and 33% and 42%, respectively, for SPY002 (Figure 5). The change in the modified Mayo Score from baseline at Week 12 for both SPY001 and SPY002 was -3.7, reflecting consistency across secondary endpoints. Topline induction data for SPY003 are expected in September 2026.

Figure 3. SPY001 and SPY002 baseline demographics from SKYLINE Part A Induction Topline

Figure 4. SPY001 and SPY002 safety summary from SKYLINE Part A Induction Topline

1Hospitalization for exacerbation of UC in one subject, not drug-related.
2Hospitalization for worsening heart failure in one subject with history of heart failure & atrial fibrillation who was later diagnosed with worsening aortic stenosis, not drug related.
3One case each of nausea, hypertension, arthromyalgia.
4Exacerbation of UC, not drug-related.

Figure 5. SPY001 and SPY002 efficacy summary from SKYLINE Part A Induction Topline

Primary endpoint of ΔRHI was analyzed using per protocol analysis set and t-test was applied to test against the null hypothesis of ΔRHI=0; Secondary endpoints including Clinical Remission and Endoscopic Improvement rates were analyzed using full analysis set.

SKYWAY Phase 2 Basket Trial in Rheumatic Diseases (RA, PsA, axSpA)
In September 2025, we initiated our SKYWAY Phase 2 randomized and placebo-controlled basket trial of SPY072 in subjects with moderately to severely active RA, PsA, or axSpA (Figure 6). The trial consists of three sub-studies, all of which have completed enrollment on or ahead of schedule:
•RA sub-study: Double-blind, placebo-controlled safety and efficacy study of two dose levels of SPY072 at Week 12 with open-label follow-up through Week 36. Topline proof-of-concept data are expected in September 2026.
•PsA sub-study: Double-blind, placebo-controlled safety and efficacy study of a single dose level of SPY072 at Week 16 with open-label follow-up through Week 40. Topline proof-of-concept data are expected in the fourth quarter of 2026.
•axSpA sub-study: Double-blind, placebo-controlled safety and efficacy study of a single dose level of SPY072 at Week 16 with open-label follow-up through Week 40. Topline proof-of-concept data are expected in the fourth quarter of 2026.

Figure 6. SKYWAY trial design

RF=rheumatoid factor; ACPA= Anti-citrullinated protein antibodies; cs/b/tsDMARD=conventional synthetic, biologic, or targeted synthetic disease modifying antirheumatic drugs; BASDAI=Bath Ankylosing Spondylitis Disease Activity Index; P=primary endpoint; S=secondary endpoint; E=exploratory endpoint. IR=inadequate response.

SPY001 – anti-α4β7 mAb
SPY001 is a highly potent, highly selective, and humanized monoclonal immunoglobulin G1 investigational antibody designed to bind selectively to the α4β7 integrin being developed for the treatment of IBD (UC and Crohn’s Disease (“CD”)). The α4β7 integrin is a protein found on the surface of immune cells. This integrin regulates the migration of immune cells to the gut where they contribute to the inflammatory process in IBD. By selectively binding to the α4β7 integrin, SPY001 is designed to prevent the interaction of these immune cells with MAdCAM-1, a molecule expressed on endothelial cells lining the blood vessels in the gut. By blocking the interaction between α4β7 integrin and MAdCAM-1, SPY001 aims to reduce the recruitment of immune cells to the gut, leading to a decrease in inflammation. Since it specifically targets the gut immune system, SPY001 is designed to minimize systemic immunosuppressive effects unrelated to IBD pathology.

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
On July 12, 2023, December 14, 2023 and June 5, 2024, we exercised our Option available under the Paragon Agreement with respect to the SPY001, SPY002 and SPY003 research programs, respectively. In May 2024, we signed license agreements with Paragon for rights to royalty-bearing, world-wide, exclusive licenses to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting ɑ4β7 integrin (SPY001 program) (the “SPY001 License Agreement”) and TL1A (SPY002 and SPY072 programs) (the “SPY002 and SPY072 License Agreement”) and, in October 2024, we signed a license agreement for rights to a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting IL-23 (SPY003 program) (the “SPY003 License Agreement” and, together with the SPY001 License Agreement and the SPY002 and SPY072 License Agreement, the “License Agreements”) in the field of IBD. The SPY003 License Agreement was subsequently amended and restated in February 2025 and further amended in May 2026 to expand the definition of “Field” to encompass all therapeutic, prophylactic, palliative and diagnostic uses for SPY003, subject to certain restrictions. The Option with respect to one additional program remains unexercised under the Paragon Agreement.
Under the terms of each License Agreement, we are obligated to pay Paragon up to $22.0 million upon the achievement of specific development, regulatory and clinical milestones for the first product under each agreement, respectively, that achieves such specified milestones, including a milestone payment of $5 million upon the first dosing of a human patient in a Phase 3 trial. With respect to the SPY002 and SPY072 License Agreement only, on a product-by-product basis, we are obligated to pay sublicensing fees of up to approximately $20 million upon the achievement of mostly commercial milestones. Subject to the execution of the Option with respect to the remaining research program, we expect to be obligated to make similar payments upon and following the execution of a license agreement with respect to such research program.
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
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. The most significant estimates and assumptions that management considers in the preparation of our financial statements relate to accrued research and development costs and inputs used in the Black-Scholes model for stock-based compensation expense.
We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. There have been no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report, except as disclosed below:

Contingent Value Rights
As of June 30, 2026, Contingent Value Rights are no longer a critical accounting policy or estimate. We determined that our future payment obligations under the contingent value rights agreement (the "CVR Agreement") we entered into with Equiniti Trust Company LLC (f/k/a American Stock Transfer & Trust Company LLC) as rights agent in connection with the Asset Acquisition no longer qualify as derivatives under ASC 815, Derivatives and Hedging, as all contingencies have been resolved. Accordingly, we have measured the fair value of our CVR liability by discounting the estimated future payments to be made under the CVR Agreement using our weighted average cost of capital. The estimated value of the CVR consideration is based upon available information and certain assumptions which our management believes are reasonable under the circumstances. The ultimate payout under the CVRs may differ materially from the assumptions used in determining the fair value of the CVR consideration.
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		Increase/(Decrease)	% Change
	2026	2025

	(in thousands)
Operating expenses:
Research and development	$65,503	$40,145	$25,358	63%
General and administrative	16,136	11,790	4,346	37%
Gain on sale of in-process research and development asset	(40,000)	(10,000)	(30,000)	*
Total operating expenses	41,639	41,935	(296)	(1)%
Loss from operations	(41,639)	(41,935)	(296)	(1)%

Other income (expense):
Interest income	10,053	5,874	4,179	*
Other expense, net	(4,614)	(656)	(3,958)	*
Total other income, net	5,439	5,218	221	*
Loss before income tax expense	(36,200)	(36,717)	(517)	*
Income tax benefit	—	—	—	*
Net loss	$(36,200)	$(36,717)	$(517)	*
__________________________________
*Percentage not meaningful
Research and Development Expenses. Research and development expenses increased by $25.4 million, or 63%, to $65.5 million for the three months ended June 30, 2026, from $40.1 million for the three months ended June 30, 2025. The increase was primarily driven by higher manufacturing expenses, clinical trial expenses, and compensation costs partially offset by lower early-stage research and development costs.

	Three Months Ended June 30,		Increase/(Decrease)	% Change
	2026	2025

	(in thousands)
External research and development expenses:
Preclinical	$1,822	$4,078	$(2,256)	(55)%
IBD	33,563	23,178	10,385	45%
Rheumatic diseases	10,714	3,120	7,594	243%
Other	3,785	(23)	3,808	16,557%
Total external research and development expense	49,884	30,353	19,531	64%

Internal research and development expenses:
Compensation	8,838	5,296	3,542	67%
Stock-based compensation	6,218	4,100	2,118	52%
Other	563	396	167	42%
Total internal research and development expenses	15,619	9,792	5,827	60%
Total research and development expense	$65,503	$40,145	$25,358	63%

__________________________________
*Percentage not meaningful
External research and development expenses include costs associated with third parties contracted to conduct research and development activities on our behalf, including through Paragon, contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and third-party laboratories. For the three months ended June 30, 2026 and 2025, external research and development costs accounted for $49.9 million and $30.4 million, respectively. Preclinical expenses decreased primarily due to a reduction in early-stage research and development activities given our pipeline's advancement. IBD and Rheumatic diseases expenses increased primarily due to an increase in manufacturing costs and clinical development activities related to ongoing or planned clinical trials.
    Internal research and development expenses include compensation and related costs associated with our research and development employees. For the three months ended June 30, 2026 and 2025, internal research and development costs accounted for $15.6 million and $9.8 million, respectively. The increase was primarily driven by an increase in compensation costs due to an increase in research and development headcount.
General and Administrative Expenses. General and administrative expenses increased by $4.3 million, or 37%, to $16.1 million for the three months ended June 30, 2026, from $11.8 million for the three months ended June 30, 2025. The increase was primarily attributable to an increase in compensation costs due to an increase in general and administrative headcount.
Gain on Sale of In-Process Research and Development Asset. During the three months ended June 30, 2026 and 2025, the Company recognized gains of $40.0 million and $10.0 million, respectively, upon the achievement of milestones related to the 2023 sale of the global rights to the legacy assets, pegzilarginase, to Immedica, which were triggered by the sale of the related priority review voucher (“PRV”) and a favorable reimbursement decision for pegzilarginase in Europe, respectively.
Interest Income. Interest income was $10.1 million and $5.9 million for the three months ended June 30, 2026 and 2025, respectively. The increase was primarily due to higher investment balances.
Other expense, net. Other expense, net for the three months ended June 30, 2026 increased by $4.0 million versus the three months ended June 30, 2025 primarily driven by changes in the fair value of the CVR liability, which was primarily driven by changes in the likelihood of achievement of certain milestones, changes in the risk-adjusted discount rates and time value of money adjustments.

Comparison of the Six Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,		Increase/(Decrease)	% Change
	2026	2025

	(dollars in thousands)
Operating expenses (income):
Research and development	$125,914	$81,768	$44,146	54%
General and administrative	31,366	23,734	7,632	32%
Gain on sale of in-process research and development asset	(70,000)	(10,000)	(60,000)	*
Total operating expenses	87,280	95,502	(8,222)	(9)%
Loss from operations	(87,280)	(95,502)	(8,222)	(9)%

Other (expense) income:
Interest income	17,048	12,367	4,681	*
Other (expense) income, net	(34,973)	1,630	(36,603)	*
Total other (expense) income	(17,925)	13,997	(31,922)	*
Loss before income tax expense	(105,205)	(81,505)	23,700	*
Income tax benefit (expense)	—	15	(15)	*
Net loss	$(105,205)	$(81,490)	$23,715	*
__________________________________
*Percentage not meaningful
Research and Development Expenses. Research and development expenses increased by $44.1 million, or 54%, to $125.9 million for the six months ended June 30, 2026, from $81.8 million for the six months ended June 30, 2025. The increase was primarily driven by higher manufacturing expenses, clinical trial expenses, and compensation costs, partially offset by lower early-stage research and development.

	Six Months Ended June 30,		Increase/(Decrease)	% Change
	2026	2025

	(in thousands)
External research and development expenses:
Preclinical	$3,703	$12,557	$(8,854)	(71)%
IBD	68,032	46,008	22,024	48%
Rheumatic diseases	20,638	5,149	15,489	301%
Other	3,770	178	3,592	2,018%
Total external research and development expense	96,143	63,892	32,251	50%

Internal research and development expenses:
Compensation	16,566	9,856	6,710	68%
Stock-based compensation	12,009	7,612	4,397	58%
Other	1,196	408	788	193%
Total internal research and development expenses	29,771	17,876	11,895	67%
Total research and development expense	$125,914	$81,768	$44,146	54%

External research and development expenses include costs associated with third parties contracted to conduct research and development activities on our behalf, including through Paragon, CROs, CMOs, and third-

party laboratories. For the six months ended June 30, 2026 and 2025, external research and development costs accounted for $96.1 million and $63.9 million, respectively. Preclinical expenses decreased primarily due to a reduction in early-stage research and development activities given our pipeline's advancement. IBD and Rheumatic diseases expenses increased primarily due to an increase in manufacturing costs and clinical development activities related to ongoing or planned clinical trials.
Internal research and development expenses include compensation and related costs associated with our research and development employees. For the six months ended June 30, 2026 and 2025, internal research and development costs accounted for $29.8 million and $17.9 million, respectively. The increase was primarily driven by an increase in research and development headcount.
General and Administrative Expenses. General and administrative expenses increased by $7.6 million, or 32%, to $31.4 million for the six months ended June 30, 2026, from $23.7 million for the six months ended June 30, 2025. The increase was primarily attributable to an increase in compensation costs due to an increase in general and administrative headcount.
Gain on Sale of In-Process Research and Development Asset. During the six months ended June 30, 2026 and 2025, the Company recognized gains of $70.0 million and $10.0 million, respectively, related to milestone payments earned in connection with the 2023 sale of the global rights to the legacy Aeglea asset pegzilarginase to Immedica. The 2026 gain was triggered by the regulatory approval of pegzilarginase in the United States and the sale of the related PRV, while the 2025 gain was triggered by a favorable reimbursement decision for pegzilarginase in Europe.
Interest Income. Interest income was $17.0 million and $12.4 million for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily due to higher investment balances.
Other (expense) income, net. Other (expense) income, net for the six months ended June 30, 2026 increased by $36.6 million versus the six months ended June 30, 2025 primarily driven by changes in the fair value of the CVR liability, which was primarily driven by changes in the likelihood of achievement of certain milestones and receipt of certain cash consideration within the CVR term, changes in estimated reimbursement rates compared to reimbursement target rates, changes in estimated cash flow dates, and an increase in risk-adjusted discount rates, partially offset by time value of money adjustments.
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
Since our inception and through June 30, 2026, we have funded our operations by raising an aggregate of approximately $2.1 billion of gross proceeds from the sale and issuance of convertible preferred stock and common stock, pre-funded warrants, the collection of grant proceeds, and the licensing of our product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East. As of June 30, 2026, we had an accumulated deficit of $1.2 billion. In April 2026, we raised an additional approximately $435.2 million in net proceeds from a public underwritten offering of our common stock.
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
Sources of Liquidity
On September 6, 2024, the Company entered into a sales agreement (the “2024 Sales Agreement”) with TD Securities (USA) LLC as its agent, pursuant to which the Company may issue and sell up to $200.0 million of shares of common stock under an at-the-market (“ATM”) offering program. During the year ended December 31, 2025, we sold an aggregate of 445,668 shares of common stock under the ATM offering program pursuant to the 2024 Sales Agreement resulting in net proceeds of $14.8 million. During the six months ended June 30, 2026, the Company sold an aggregate of 296,396 shares of common stock under the ATM offering program pursuant to the 2024 Sales Agreement resulting in net proceeds of $9.7 million. The 2024 Sales Agreement was terminated on June 26, 2026 and the Company concurrently entered into a new sales agreement (the “2026 Sales Agreement”) with TD Securities (USA) LLC as its agent, pursuant to which the Company may issue and sell up to $500.0 million of shares of common stock under an ATM offering program. During the three months ended June 30, 2026, the Company did not sell any shares under the ATM offering program pursuant to the 2026 Sales Agreement. As of June 30, 2026, $500.0 million remained available for sale under the 2026 Sales Agreement.
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

In April 2026, we sold an aggregate of 7,475,000 shares of our common stock in an underwritten public offering, inclusive of 975,000 shares pursuant to the full exercise of the underwriters' over-allotment option, at a public offering price per share of $62.00, resulting in net proceeds of approximately $435.2 million after deducting approximately $28.2 million of underwriting discounts and other offering costs.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash and cash equivalents (used in) provided by:
Operating activities	$(127,249)	$(87,557)
Investing activities	(241,323)	78,937
Financing activities	444,858	856
Net increase (decrease) in cash and cash equivalents	$76,286	$(7,764)
Cash Used in Operating Activities
Cash used in operating activities for the six months ended June 30, 2026 was $127.2 million and primarily reflected a net loss of $105.2 million adjusted for a $70.0 million non-operating gain on sale of in-process research and development, a $8.8 million decrease in net operating assets and liabilities driven by timing of payments to vendors, a $4.5 million in net accretion of discount on marketable securities, net of interest proceeds from maturities of zero coupon U.S. Treasury Bills, partially offset by non-cash expenses of $34.9 million due to an increase in the fair value of the CVR liability, and $26.3 million for share-based compensation expense.
Cash used in operating activities for the six months ended June 30, 2025 was $87.6 million and primarily reflected a net loss of $81.5 million coupled with net loss adjustments of a $10.0 million gain on sale of in-process research and development and a $9.6 million decrease in net operating assets and liabilities driven by timing of payments to vendors, partially offset by stock-based compensation of $18.2 million.

Cash (Used in) Provided By Investing Activities
Cash used in investing activities for the six months ended June 30, 2026 was $241.3 million and primarily consisted of $528.5 million in purchases of marketable securities, partially offset by $217.2 million in maturities and sales of marketable securities and $70.0 million in proceeds from the sale of an in-process research & development asset.
Cash provided by investing activities for the six months ended June 30, 2025 was $78.9 million and primarily consisted of $178.2 million in maturities and sales of marketable securities, $7.0 million in proceeds from the sale of an in-process research & development asset, partially offset by $106.3 million in purchases of marketable securities.
Cash Provided by Financing Activities
Cash provided by financing activities for the six months ended June 30, 2026 was $444.9 million, which primarily consisted of $435.2 million and $9.8 million net proceeds from the issuance of common stock in connection with the April 2026 follow-on offering and ATM offering program, respectively, and $23.3 million proceeds from stock option exercises and sales of common stock under our ESPP, partially offset by a $22.9 million payment to CVR holders.
Cash provided by financing activities for the six months ended June 30, 2025 was $0.9 million.
Contingent Contractual Obligations
Through the Asset Acquisition, we received the Option to license certain intellectual property rights related to certain research programs. The exercise of the Option allows for us to enter into an exclusive license agreement with Paragon for the respective research program. Thus far we have exercised the Option and entered into license agreements with respect to SPY001, SPY002, SPY072 and SPY003. Under the terms of each License Agreement, we are obligated to pay Paragon up to $22.0 million based on specific development, regulatory and clinical milestones for the first product under each agreement. As of June 30, 2026, we have incurred a total of $21.0 million of milestone fees out of a total maximum of $66.0 million in potential milestone fees across all License Agreements. As of June 30, 2026, no achieved milestone fees are outstanding and payable. With respect to the SPY002 and SPY072 License Agreement only, on a product-by-product basis, we are obligated to pay sublicensing fees of up to approximately $20.0 million upon the achievement of mostly commercial milestones. As of June 30, 2026, we have incurred $2.6 million of sublicensing fees of which none is outstanding and payable.
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
Interest Rate Risk
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in marketable securities. As of June 30, 2026, we held $1.1 billion in cash, cash equivalents, and marketable securities, all of which were denominated in U.S. dollars, and consisted primarily of investments in money market funds, commercial paper, U.S. government obligations, and corporate bonds. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and have a low risk profile. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material effect on the total market value of our cash equivalents and marketable securities as of June 30, 2026. To date, we have not experienced a loss of principal on any of our investments and as of June 30, 2026, we did not record any allowance for credit loss from our investments.
Foreign Currency Risk
We are also exposed to market risk related to changes in foreign currency exchange rates as a result of our entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the macroeconomic environment (including financial conditions affecting the banking system and financial institutions), inflation, tariff/trade policy, or global political instability may result in significant changes in exchange rates, and in particular, a weakening of the U.S. dollar relative to foreign currencies may negatively affect our expenses and net income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers. For the six months ended June 30, 2026, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Inflation Fluctuation Risk
Inflation generally affects us by increasing our costs, such as the cost of labor and research and development contract costs. We do not believe inflation has had a material adverse effect on the results of our operations during the three months ended June 30, 2026.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures, as of June 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2026, we had $1,145.3 million of cash, cash equivalents, and marketable securities. We will need to raise additional capital to continue to fund our operations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern.
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
We are a biopharmaceutical company with a limited operating history. Since inception, we have incurred significant operating losses. For the years ended December 31, 2025, 2024 and 2023, we reported a net loss of $155.2 million, $208.0 million and $338.8 million, respectively. As of June 30, 2026, we had an accumulated deficit of $1.2 billion. We will need to raise substantial additional capital to continue to fund our operations in the future.
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
To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. For instance, in December 2023, we sold an aggregate of 6,000,000 shares of our common stock and 150,000 shares of our Series B Preferred Stock pursuant to a private placement to certain investors for gross proceeds of approximately $180 million, in March 2024, we sold an aggregate of 121,625 shares of our Series B Preferred Stock pursuant to a private placement to certain investors for gross proceeds of approximately $180 million, in October 2025, we sold 17,094,594 shares of our common stock in an underwritten public offering for gross proceeds of approximately $316 million and in April 2026, we sold 7,475,000 shares of our common stock in an underwritten public offering for gross proceeds of approximately $463 million. Since stockholder approval of the Series B Conversion Proposal, an aggregate of 271,625 shares of Series B Preferred Stock have been converted to 10,865,000 shares of common stock.
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
The development and commercialization of drugs is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as academic institutions, governmental agencies, and public and private research institutions, among others. Many of the companies with which we are currently competing or will compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical testing, clinical trial conduct, regulatory approvals, marketing and market access than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, recruiting participants for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our product candidates.
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
•we may experience delays if we or our contract manufacturing organizations (“CMOs”) are required to make changes to manufacturing processes;
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
Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our SPY001, SPY002, SPY072 and SPY003 programs, alone or in combination. We are investing a majority of our efforts and financial resources into the research and development of these programs. We initiated a Phase 2 platform trial of SPY001, SPY002 and SPY003, including their pairwise combinations, for IBD in the United States and certain other countries beginning with SPY001 in May 2025. Enrollment for Part A of the Phase 2 UC platform trial is now complete. Part B, which includes combination arms, with each arm subject to regulatory feedback and approval, was opened for enrollment in March 2026. We also initiated a Phase 2 basket trial of SPY072 for RD, including RA, PsA and axSpA, in the United States and Europe in Q3 2025 through Q2 2026. Enrollment for the Phase 2 basket trial is complete. Alignment with regulatory authorities on issues that arise before clinical trials commence, during clinical trials or after our clinical trials are completed could result in additional capital expenditures or delays in development that could have a material adverse impact on our business. The success of our programs is dependent on observing longer half-lives of our product candidates and/or their combinations in humans and comparable or better safety and efficacy profiles than other mAbs currently marketed or in development. We believe longer half-lives have the potential to result in more favorable dosing schedules for our product candidates, assuming they successfully complete clinical development and obtain marketing approval. To the extent we do not observe these extended half-lives with favorable safety and efficacy profiles when we dose patients with our product candidates in our clinical trials, it would significantly and adversely affect the clinical and commercial potential of our product candidates and our business.
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
We may ultimately discover that our investigational products developed with half-life extension technologies do not possess certain properties required for therapeutic effectiveness and could lead to adverse effects. We currently have only reported interim Phase 2 induction topline data for SPY001 and SPY002 from our SKYLINE clinical trial, Phase 1 clinical data in healthy volunteers for SPY001, SPY002, SPY072 and SPY003, and nonclinical data for these programs. We have limited available data on the increased half-life and drug clearance properties of our programs and the anticipated half-life extension and/or drug clearance properties of each of our product candidates may not be seen in participants in our future clinical trial results. In addition, programs using half-life extension technologies may demonstrate different chemical and pharmacological properties in participants than they do in laboratory studies. This technology and any programs resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways.
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
We plan to pursue development of our investigational products in combination with one or more additional products or investigational products. The development of combination therapies may be more complex than the development of monotherapies and generally requires that sponsors demonstrate the contribution of each investigational product to the claimed effect and the safety and efficacy of the combination as a whole. Regulatory authority requirements for the development of combination therapies may make the design and conduct of clinical trials more complex and/or burdensome, requiring more clinical trial participants and additional time and cost to complete than we plan or anticipate. We also may not be able to meet the FDA’s or comparable foreign regulatory authority's current or future approval standards required for combination therapies or combination products, including if we decided to administer or package combinations as a single drug product. For example, under the “combination rule”, the FDA may not file or approve a fixed-dose combination product unless each component of a proposed drug product is shown to make a contribution to the claimed effects and the dosage of each component (amount, frequency, duration) is safe and effective for the intended population. To satisfy these requirements, the FDA typically requires a clinical factorial trial, designed to assess the effects attributable to each drug in the combination product. This is particularly true when the ingredients are directed at the same sign or symptom of the disease or condition. Aside from factorial trials, the FDA has accepted a variety of approaches to satisfy the combination rule and has made statements that it may be possible to use other types of clinical and nonclinical data and mechanistic information available to demonstrate the contributions of the individual active ingredients to the effect of the combination. In addition, combination products may require dose selection for each agent in the combination, which may require more and/or larger groups of participants than single agents. Our clinical trial and research efforts may not satisfy regulators' expectations of adequate exploration of dose ranging required for drug approval. Moreover, the applicable requirements for approval of combinations may differ from country to country.
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
•the risk that participants enrolled in clinical trials will drop out of the trials before completion or fail to attend scheduled trial visits; and
•factors we may not be able to control, including the impacts of geopolitical unrest or public health crises, which may limit the availability of participants, investigators or their staff, or clinical sites.
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
Our product candidates have mechanisms of action in common with other approved drugs that have been associated with certain adverse reactions and/or events in patients. For example, nasopharyngitis, headache, arthralgia, nausea, pyrexia, upper respiratory tract infection, fatigue, cough, bronchitis, influenza, back pain, rash, pruritus, sinusitis, oropharyngeal pain, and pain in extremities are the most common adverse reactions noted with ENTYVIO®, which is in the same drug class as SPY001 and is approved for the treatment of moderately to severely active UC in adults and of moderately to severely active CD in adults. In addition, mAbs targeting TL1A such as our product candidates SPY002 and SPY072 in clinical trials are associated with patient adverse events that most commonly include headache, nausea, nasopharyngitis, urinary tract infection, SARS-CoV-2 infection, fever, fatigue, arthralgia, and back pain. Finally, for SKYRIZI®, which is in the same drug class as SPY003 and is approved for the treatment of moderately to severely active UC in adults and of moderately to severely active CD in adults, the most common adverse reactions are upper respiratory infections, headache, arthralgia, injection site reactions, abdominal pain, anemia, pyrexia, back pain, arthropathy, and urinary tract infection in patients with CD and arthralgia, pyrexia, injection site reactions, and rash in patients with UC. Participants in our clinical trials for SPY001, SPY002, SPY072 and SPY003, or combinations thereof, may experience similar or additional adverse reactions and/or events such as infections (including rare infections such as tuberculosis or JC virus reactivation, which could lead to multifocal leukoencephalopathy, which is a theoretical risk for the drug class), infusion-related reactions, other hypersensitivity reactions (including injection site reactions and delayed hypersensitivity reactions), and hepatotoxicity, as has been observed with other biologics, including those with similar mechanisms of action. Although our product candidates have observed to be well tolerated to date, we have observed adverse events, including serious adverse events, in our clinical trials consistent with known safety profiles of drugs with the same mechanisms of action. It is possible we may observe additional safety events that may or may not be consistent with such third-party product safety profiles.
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
If any of the foregoing events occurs or has a negative impact on the safety profile of one or more of our product candidates, or if one or more of our research programs prove to be unsafe, our entire pipeline could be affected, which would have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Even if regulatory approval is obtained for a product candidate resulting from one of our current or future programs, they may not gain market acceptance among physicians, patients, healthcare payors or the medical community. We may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. There are several approved products and product candidates in later stages of development for the treatment of IBD and the treatment of RD. However, our programs incorporate advanced antibody engineering to optimize the half-life and formulation of antibodies; to date, no such antibody has been approved by the FDA for the treatment of IBD, RA, PsA or axSpA. Market participants with significant influence over acceptance of new treatments, such as clinicians and third-party payors, may not adopt a biologic that incorporates half-life extension for our targeted indications, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any programs developed by us or our existing or future collaborators. An extended half-life may make it more difficult for patients to change treatments and there is a perception that half-life extension could exacerbate side effects or experience waning efficacy, each of which may adversely affect our ability to gain market acceptance. Market acceptance of our product candidates will depend on many factors, including factors that are not within our control.
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
Manufacturing biologics is highly susceptible to losses due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. The impact to drug supply may be compounded by the long lead times needed to manufacture additional drug product due to plant capacity limitations or other potential restrictions at our CMOs. In some cases, even minor deviations from normal manufacturing processes may result in reduced production yields, lot failures, product defects, product liability claims, or other supply disruptions. If issues arise at our third-party manufacturers’ facilities, such facilities may need to be closed for an extended period of time to investigate and remedy the issues, which could delay clinical trials and adversely affect our business. Problems in third-party manufacturing processes or facilities could restrict our ability to ensure sufficient clinical material for our clinical trials or delay or prevent us from obtaining marketing approval.
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
Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay development of or regulatory approval of our product candidates and/or increase our manufacturing costs, including raw materials, general operating costs or other costs. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we fail to adequately prepare for the impacts of or are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our product candidates may be delayed in obtaining regulatory approval or may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. In addition, the impact of legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current presidential administration on us and the pharmaceutical industry as a whole is unclear. These government actions could cause delays in our business plans, increase the cost of execution of our business plans or otherwise have a material adverse effect on our business. For example, recent actions and statements by the U.S., including those relating to the imposition or threatened imposition of tariffs (including tariffs on patented pharmaceutical products), affecting (among others) certain products manufactured in China and other non-U.S. countries. These measures could impact the cost of manufacturing our product candidates for our ongoing and planned clinical trials and may increase other costs such as import and export costs across different jurisdictions, costs of drug product and clinical trial supplies, and other costs of running our trials and executing on our business plans, which could negatively impact our financial position. We may seek alternative or additional sources for our drug substance or drug product for our clinical trials, clinical trial sites, or service providers, which could negatively impact our expected costs, timelines and business plan. Additionally, the BIOSECURE Act enacted as part of the FY 2026 National Defense Authorization Act has the potential to severely restrict our ability to purchase services or products from, or otherwise collaborate with, certain Chinese “biotechnology companies of concern” (“BCOC”) without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We currently rely on foreign CMOs, including WuXi Biologics, which is based in China. Although none of our CMOs have yet been named as a BCOC, if any of our CMOs are identified as a BCOC, we could be required to switch or move development of our product candidates from one CMO to another, and as a result we may incur additional development costs or delays in manufacturing product for clinical trials or commercialization. We are in the process of creating manufacturing capabilities with third parties outside of China, including within the United States, and have taken several measures to strengthen our supply chain in the event that our manufacturers are impacted. In the U.S., in recent years, the pharmaceutical industry has been a particular focus of healthcare reform efforts and has been significantly affected by major legislative, administrative and executive initiatives addressing drug pricing and payment, access to healthcare or funding of healthcare as well as more general actions affecting federal budgets and tariffs. See the section titled “Business – Government Regulation – Healthcare Reform” in our most recent Annual Report for a more detailed description of healthcare reform measures that may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.
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
We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. Our ability to successfully commercialize any product candidates that we may develop will depend in significant part on the extent to which reimbursement or coverage for these product candidates and related treatments will be available from government health administration authorities, government health benefit programs, private health insurers, such as managed care plans, and other organizations. Government authorities and other third-party payors decide which medications they will pay for and establish reimbursement levels. Government authorities and other third-party payors have attempted to control costs by restricting coverage, controlling utilization and limiting the amount of reimbursement for particular medications. Third party payors may take action to encourage use of other products perceived to be clinically superior or more cost effective which may limit demand for our products. Our ability to commercialize our product candidates successfully may also be adversely affected by discounts or rebates that we are required to provide in order to ensure coverage of our products and compete in the marketplace. Additionally, if any of our product candidates is approved and we are found to have improperly promoted off-label uses of those product candidates, we may become subject to significant liability, which would materially adversely affect our business and financial condition. See the sections titled “Business – Government Regulation – Coverage and Reimbursement” and “Business – Government Regulation – Regulation in the European Union” in our most recent Annual Report for a more detailed description of the government regulations and third-party payor practices that may affect our ability to commercialize our product candidates.
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
We are a clinical stage biotechnology company with a limited operating history, and, as of June 30, 2026, we had 125 employees. We have been and will continue to be highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any such officers and other principal members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
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
Although we have implemented security measures designed to protect our information systems and the data they store, the size and complexity of these systems—and the increasing volume of information maintained on our internal IT systems and those of our third-party CROs, other contractors (including clinical trial sites), service providers, supply chain partners, and consultants—make them potentially vulnerable to a range of risks. These risks include breakdowns or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties. Such incidents could compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. The evolving use of new and emerging technologies, such as AI, machine learning and quantum computing, by malicious actors is expected to further intensify cybersecurity threats. For example, AI can be leveraged to develop adaptive malware, generate highly convincing phishing or impersonation attacks (such as deepfakes), or automate the discovery and exploitation of software vulnerabilities, thereby increasing the likelihood and sophistication of future attacks. Furthermore, quantum computing could render encryption methods obsolete, exposing us to increased risks of data breaches, authentication bypasses and new types of cybersecurity threats. The increasing velocity of such disruptive innovations may outpace our ability to manage the risk appropriately.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Trading Plans
During the fiscal quarter ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) except as described below.
On April 16, 2026, Heidy King-Jones, our Chief Legal Officer and Corporate Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 76,000 shares of our common stock over a period ending April 5, 2028, subject to certain conditions, all of which are to be acquired upon the exercise of employee stock options.
On April 16, 2026, Jeffrey Albers, one of our directors, and Sessions LLC, an investment company of which Mr. Albers is a managing director and owns 10% or more of the equity interest in or otherwise exercises significant influence over, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 23,000 shares of our common stock over a period ending July 31, 2027, subject to certain conditions, 5,000 of which are to be acquired upon the exercise of director stock options.

Item 6. Exhibits.
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit Number	Description	Form	File No	Date of Filing	Exhibit No.	Filed Herewith
2.1	Agreement and Plan of Merger, dated June 22, 2023, by and among Aeglea BioTherapeutics, Inc. Aspen Merger Sub I, Inc., Sequoia Merger Sub II, LLC and Spyre Therapeutics, Inc.	S-1	333-276251	12/22/2023	2.1

3.1	Second Amended and Restated Certificate of Incorporation of the Company, effective as of May 14, 2024	8-K	001-37722	05/15/2024	3.2

3.2	Amended and Restated Bylaws	S-1/A	333-276251	02/05/2024	3.2

3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock	S-1	333-276251	12/22/2023	3.3

3.4	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock	S-1	333-276251	12/22/2023	3.4

3.5	Certificate of Amendment to Certificate of Designation of Series B Non-Voting Convertible Preferred Stock	8-K	001-37722	03/18/2024	3.2

10.1	Spyre Therapeutics, Inc. Amended and Restated 2016 Employee Stock Purchase Plan	8-K	001-37722	05/29/2026	10.1

10.2	First Amendment to Amended and Restated IL-23 (SPY003) Agreement	8-K	001-37722	06/01/2026	10.1

10.3	Sales Agreement, dated June 26, 2026, between Spyre Therapeutics, Inc. and TD Securities (USA) LLC	S-3ASR	333-297063	06/26/2026	1.2

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

Exhibit Number	Description	Form	File No	Date of Filing	Exhibit No.	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from this Quarterly Report formatted in Inline XBRL and contained in Exhibit 101
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
Date: August 4, 2026

Spyre Therapeutics, Inc.

By:	/s/ Scott Burrows
Scott Burrows
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)