Form 10-Q
period 2026-09-30
Spyre Therapeutics, Inc.
filed 2026-11-03
CIK 1636282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 27, 2026, the registrant had 94,969,184 shares of common stock, $0.0001 par value per share, outstanding.

SPYRE THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements contained in this Quarterly Report, other than statements of historical fact, including, without limitation, statements regarding any future payouts under our contingent value rights (“CVRs”) issued in connection with the acquisition of the assets of Spyre Therapeutics, Inc. (the “Asset Acquisition”); our future results of operations and financial position; our business strategy, including our ability to elevate the standard in immunology by delivering more complete disease control, greater durability, and a simpler treatment experience for patients and to develop potential first-in-class and best-in-class therapeutics for inflammatory bowel disease (“IBD”), hidradenitis suppurativa (“HS”) and other immune-mediated diseases that meaningfully improve both efficacy and convenience compared to today's standard of care; our plans to develop SPY072 as a monotherapy and as part of a combination for the treatment of HS, including timing thereof; our ability to achieve the expected benefits or opportunities with respect to our product candidates, including their potential commercialization; the potential consistency of the SPY001, SPY002, SPY072 and SPY003 Phase 1 trial and Phase 2 trial final data readouts with previously disclosed and future clinical data for our programs; expectations regarding the drug delivery of our product candidates, including in the form of a subcutaneous injection; the planned dosing regimen for SPY001, SPY002, SPY072 and SPY003, as well as rational combination programs, including the potential for a Q3M-Q6M dosing profile; our current and planned non-clinical and clinical development activities, including our plans for and timing of cohort initiation and data readouts for the SKYLINE Phase 2 platform trial and SKYLIGHT Phase 2 trial, and the inclusion of each rational combination in Part B of the SKYLINE Phase 2 platform trial; estimated market sizes and potential growth opportunities; statements regarding the Company’s cash guidance; the potential efficacy, tolerability, convenience, commercial viability and safety profile of our product candidates, including rational combination programs; the potential therapeutic benefits and economic value of our product candidates as monotherapies or our rational combination programs and their extended half-life; the expected impact of macroeconomic conditions, including inflation, increasing interest rates and volatile market conditions, and current or potential bank failures, as well as global events, including the ongoing military conflicts between the United States and Iran and Ukraine and Russia, the conflicts in the Middle East, instability in Venezuela and geopolitical tensions between the United States and other countries, including China, on our operations, and the implementation of changes in law, tariffs, sanctions, export or import controls, and other government measures that could impact our business operations, including restricting international trade by the United States, China or other countries; are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, but not limited to: uncertainties and risks arising from regulatory feedback, including potential disagreement by regulatory authorities with our interpretation of data and our ongoing or planned clinical trials for our product candidates, including our plans for and timing of cohort initiation for combination arms for the ongoing SKYLINE Phase 2 platform trial across different jurisdictions; the unpredictable relationship between preclinical study results and clinical study results; the potential for interim data not being delivered within expected time frames or final clinical data not being consistent with or different than the previously disclosed data for our programs; the impacts of adverse events or disappointing results in clinical trials of third parties, including our competitors developing product candidates that target similar mechanisms of action and/or indications as our product candidates; the expected or potential impact of macroeconomic conditions, including inflationary pressures, rising interest rates, general economic slowdown or a recession, changes in tariff/trade and monetary policy, volatile market conditions and financial institution instability, as well as geopolitical instability, including the ongoing conflicts between the United States and Iran and Ukraine and Russia, conflicts in the Middle East, instability in Venezuela and geopolitical tensions between the United States and other countries, including China, on our operations; the implementation of changes in law, tariffs, sanctions, export or import controls, and other government measures that could impact our business operations, including restricting international trade by the United States, China or other countries and the BIOSECURE Act; and those uncertainties and factors described in Item 1A, “Risk Factors” included in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I. – Financial Information.
Item 1. Financial Statements (Unaudited).

Spyre Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$82,727	$85,721
Marketable securities	989,180	670,812
Prepaid expenses and other current assets	27,821	21,248
Total current assets	1,099,728	777,781
TOTAL ASSETS	$1,099,728	$777,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$9,466	$8,904
CVR liability	—	22,820
Accrued and other current liabilities	30,595	26,947
Related party accounts payable	82	14
Total current liabilities	40,143	58,685
Non-current CVR liability	6,760	3,860
Other non-current liabilities	1,290	—
TOTAL LIABILITIES	48,193	62,545
Commitments and Contingencies (Notes 6 and 7)
CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Series A non-voting convertible preferred stock, $0.0001 par value; 1,086,341 shares authorized as of September 30, 2026 and December 31, 2025; 346,045 shares issued and outstanding as of September 30, 2026 and December 31, 2025.	146,425	146,425
Series B non-voting convertible preferred stock, $0.0001 par value; 271,625 shares authorized as of September 30, 2026 and December 31, 2025; nil and 16,667 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	—	9,395
Preferred stock, $0.0001 par value; 8,642,034 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding as of September 30, 2026 and December 31, 2025.	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 89,953,997 shares and 78,189,811 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	16	15
Additional paid-in capital	2,239,437	1,686,167
Accumulated other comprehensive (loss) income	(5,382)	869
Accumulated deficit	(1,328,961)	(1,127,635)
TOTAL STOCKHOLDERS’ EQUITY	1,051,535	715,236
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$1,099,728	$777,781
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development (1)	$89,169	$45,247	$215,083	$127,015
General and administrative (2)	16,550	11,641	47,916	35,375
Gain on sale of in-process research and development asset	—	—	(70,000)	(10,000)
Total operating expenses	105,719	56,888	192,999	152,390
Loss from operations	(105,719)	(56,888)	(192,999)	(152,390)

Other income (expense):
Interest income	10,625	5,379	27,673	17,746
Other (expense) income, net	(1,027)	40,326	(36,000)	41,956
Total other income (expense)	9,598	45,705	(8,327)	59,702
Loss before income tax benefit	(96,121)	(11,183)	(201,326)	(92,688)
Income tax benefit	—	—	—	15
Net loss	$(96,121)	$(11,183)	$(201,326)	$(92,673)

Net loss per share, basic and diluted, Series A Preferred Stock	$(37.60)	$(5.97)	$(81.74)	$(49.53)
Weighted-average Series A non-voting convertible preferred stock outstanding, basic and diluted	346,045	346,045	346,045	346,045

Net loss per share, basic and diluted, Series B Preferred Stock	—	$(5.97)	$(81.74)	$(49.53)
Weighted-average Series B non-voting convertible preferred stock outstanding, basic and diluted	—	16,667	10,623	16,667

Net loss per share, basic and diluted, common	$(0.94)	$(0.15)	$(2.04)	$(1.24)
Weighted-average common stock outstanding, basic and diluted	88,410,821	60,414,223	84,255,008	60,338,541

(1)Includes related party expenses of $0.1 million and $7.0 million for the three months ended September 30, 2026 and 2025, respectively. Includes related party expenses of $3.2 million and $9.6 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)Includes related party expenses of $0.3 million for the three months ended September 30, 2026 and 2025, and $0.8 million for the nine months ended September 30, 2026 and 2025.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(96,121)	$(11,183)	$(201,326)	$(92,673)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(22)
Unrealized (loss) gain on marketable securities	(2,986)	337	(6,251)	633
Total comprehensive loss	$(99,107)	$(10,846)	$(207,577)	$(92,062)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Changes in
Convertible Preferred Stock and Stockholders’ Equity
(Unaudited, in thousands)

	Three and Nine Months Ended September 30, 2026
	Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances - December 31, 2025	346	$146,425	17	$9,395	78,190	$15	$1,686,167	$869	$(1,127,635)	$715,236
Issuance of common stock in connection with at-the-market offering program, net of financing costs	—	—	—	—	296	—	9,747	—	—	9,747
Issuance of common stock in connection with exercise of stock options	—	—	—	—	354	—	3,663	—	—	3,663
Stock-based compensation expense	—	—	—	—	—	—	12,806	—	—	12,806
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(1,636)	—	(1,636)
Net loss	—	—	—	—	—	—	—	—	(69,005)	(69,005)
Balances - March 31, 2026	346	$146,425	17	$9,395	78,840	$15	$1,712,383	$(767)	$(1,196,640)	$670,811
Conversion of Series B Non-Voting Convertible Preferred Stock to common stock	—	—	(17)	(9,395)	667	—	9,395	—	—	—
Issuance of common stock in connection with follow-on offering, net of offering costs	—	—	—	—	7,475	1	434,897	—	—	434,898
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	—	—	1,083	—	19,749	—	—	19,749
Stock-based compensation expense	—	—	—	—	—	—	13,512	—	—	13,512
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(1,629)	—	(1,629)
Net loss	—	—	—	—	—	—	—	—	(36,200)	(36,200)
Balances - June 30, 2026	346	$146,425	—	$—	88,064	$16	$2,189,936	$(2,396)	$(1,232,840)	$1,101,141
Issuance of common stock in connection with at-the-market offering programs, net of financing costs	—	—	—	—	327	—	29,520	—	—	29,520
Issuance of common stock in connection with exercise of warrants	—	—	—	—	1,161	—	—	—	—	—
Issuance of common stock in connection with exercise of stock options	—	—	—	—	368	—	5,814	—	—	5,814
Vesting of restricted stock units	—	—	—	—	34	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	14,167	—	—	14,167
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(2,986)	—	(2,986)
Net loss	—	—	—	—	—	—	—	—	(96,121)	(96,121)
Balances - September 30, 2026	346	$146,425	—	$—	89,954	$16	$2,239,437	$(5,382)	$(1,328,961)	$1,051,535

	Three and Nine Months Ended September 30, 2025
	Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances - December 31, 2024	346	$146,425	17	$9,395	60,257	$13	$1,334,223	$180	$(972,432)	$517,804
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	—	—	19	—	218	—	—	218
Stock-based compensation expense	—	—	—	—	—	—	8,859	—	—	8,859
Foreign currency translation adjustment	—	—	—	—	—	—	—	14	—	14
Unrealized gain on marketable securities	—	—	—	—	—	—	—	488	—	488
Net loss	—	—	—	—	—	—	—	—	(44,773)	(44,773)
Balances - March 31, 2025	346	$146,425	17	$9,395	60,276	$13	$1,343,300	$682	$(1,017,205)	$482,610
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	—	—	97	—	730	—	—	730
Stock-based compensation expense	—	—	—	—	—	—	9,378	—	—	9,378
Foreign currency translation adjustment	—	—	—	—	—	—	—	(36)	—	(36)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(192)	—	(192)
Net loss	—	—	—	—	—	—	—	—	(36,717)	(36,717)
Balances - June 30, 2025	346	$146,425	17	$9,395	60,373	$13	$1,353,408	$454	$(1,053,922)	$455,773
Vesting of restricted stock units	—	—	—	—	34	—	—	—	—	—
Issuance of common stock in connection with exercise of stock options and employee stock purchase plan	—	—	—	—	65	—	607	—	—	607
Stock-based compensation expense	—	—	—	—	—	—	9,566	—	—	9,566
Unrealized gain on marketable securities	—	—	—	—	—	—	—	337	—	337
Net loss	—	—	—	—	—	—	—	—	(11,183)	(11,183)
Balances - September 30, 2025	346	$146,425	17	$9,395	60,472	$13	$1,363,581	$791	$(1,065,105)	$455,100
The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(201,326)	$(92,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	40,485	27,803
Change in fair value of CVR liability	35,813	(42,199)
Gain on sale of in-process research and development asset	(70,000)	(10,000)
Net accretion of discount on marketable securities	(9,493)	(6,005)
Interest proceeds from maturities of zero coupon U.S. Treasury Bills	—	2,069
Changes in operating assets and liabilities:
Accounts payable	562	6,791
Accrued and other liabilities	4,937	(3,888)
Related party accounts payable	68	3,367
Prepaid expenses and other assets	(5,790)	(9,939)
Net cash used in operating activities	(204,744)	(124,674)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and sales of marketable securities	351,664	277,440
Purchases of marketable securities	(666,790)	(180,505)
Proceeds from sale of in-process research and development asset	70,000	7,000
Net cash (used in) provided by investing activities	(245,126)	103,935

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in connection with follow-on offering, net of issuance costs	435,240	—
Proceeds from issuance of common stock in connection with at-the-market offering program, net of issuance costs	39,275	—
Payment of deferred offering costs in connection with shelf registration	(754)	(93)
Payments related to contingent value rights liability	(55,733)	(5,251)
Proceeds from employee stock option exercises and employee stock plan purchases	28,848	1,557
Net cash provided by (used in) financing activities	446,876	(3,787)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,994)	(24,526)

CASH AND CASH EQUIVALENTS
Beginning of period	85,721	89,423
End of period	$82,727	$64,897

Supplemental Disclosure of Non-Cash Financing Information:
Proceeds from stock option exercises received in subsequent period	$380	$—
Allocation of deferred offering costs against proceeds of issuance of common stock	$351	$—
Conversion of Series B non-voting convertible preferred stock into common stock	$9,395	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Spyre Therapeutics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. The Company and Basis of Presentation
Spyre Therapeutics, Inc. (“Spyre” or the “Company”) is a clinical stage biotechnology company committed to developing next-generation therapies that elevate the standard in immunology by delivering more complete disease control, greater durability, and a simpler treatment experience for patients. The Company was formed as a Limited Liability Company in Delaware on December 16, 2013 under the name Aeglea BioTherapeutics Holdings, LLC and was converted from a Delaware LLC to a Delaware corporation on March 10, 2015. On June 22, 2023, the Company acquired the assets of Spyre Therapeutics, Inc., a privately held biotechnology company (the “Asset Acquisition”), and on November 27, 2023, the Company completed its corporate rebranding, changing the name of the Company to Spyre Therapeutics, Inc. The Company operates in one segment and has its principal offices in Waltham, Massachusetts.
In connection with the Asset Acquisition, a non-transferable contingent value right (“CVR”) was distributed to stockholders of record of the Company as of the close of business on July 3, 2023 (the “Legacy Stockholders”). Holders of the CVRs are entitled to receive certain cash payments from proceeds received by the Company prior to July 3, 2026, the third anniversary of the contingent value rights agreement (the “CVR Agreement”) we entered into with Equiniti Trust Company LLC (f/k/a American Stock Transfer & Trust Company LLC) as rights agent in connection with the Asset Acquisition, if any, related to the disposition or monetization of its legacy assets during the one-year period following the closing of the Asset Acquisition.
On September 6, 2024, the Company entered into a sales agreement (the “2024 Sales Agreement”) with TD Securities (USA) LLC as its agent, pursuant to which the Company may issue and sell up to $200.0 million of shares of common stock under an at-the-market (“ATM”) offering program. During the three and nine months ended September 30, 2026, the Company sold an aggregate of nil and 296,396 shares of common stock, respectively, under the ATM offering program pursuant to the 2024 Sales Agreement resulting in net proceeds of nil and $9.7 million, respectively. The 2024 Sales Agreement was terminated on June 26, 2026 and the Company concurrently entered into a new sales agreement (the “2026 Sales Agreement”) with TD Securities (USA) LLC as its agent, pursuant to which the Company may issue and sell up to $500.0 million of shares of common stock under an ATM offering program. During the three and nine months ended September 30, 2026, the Company sold 327,391 shares under the ATM offering program pursuant to the 2026 Sales Agreement, resulting in net proceeds of $29.5 million. As of September 30, 2026, $469.9 million remained available for sale under the 2026 Sales Agreement. Subsequent to September 30, 2026, and through November 3, 2026, the Company sold 200,111 shares under the ATM offering program pursuant to the 2026 Sales Agreement, resulting in net proceeds of $18.0 million and $451.6 million remaining available for sale under the 2026 Sales Agreement as of November 3, 2026.
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
On October 5, 2026, the Company entered into an underwriting agreement (the “October 2026 Underwriting Agreement”) for the sale of 4,117,648 shares of its common stock (the “Firm Shares”) at a public offering price of $85.00 per share. The Company also granted the underwriters an option to purchase up to 617,647 additional shares (the “Option Shares”) at the same price. The sale of the Firm Shares closed on

October 7, 2026. The underwriters exercised their option in full on October 12, 2026, and the sale of the Option Shares closed on October 13, 2026. In total, the Company sold an aggregate of 4,735,295 shares of its common stock in the offering, resulting in net proceeds of approximately $378.0 million after deducting approximately $24.5 million of underwriting discounts and other offering costs (the “October 2026 Offering”).
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
Since its inception and through September 30, 2026, the Company has funded its operations by raising an aggregate of approximately $2.2 billion of gross proceeds from the sale and issuance of convertible preferred stock and common stock, pre-funded warrants, the collection of grant proceeds, and the licensing of its product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East. As of September 30, 2026, Spyre had an accumulated deficit of $1.3 billion, and cash, cash equivalents, and marketable securities of $1.1 billion.
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
Basis of Presentation
The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) as defined by the Financial Accounting Standards Board (“FASB”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of September 30, 2026, and its results of operations for the three and nine months ended September 30, 2026 and 2025, changes in convertible preferred stock and stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. The December 31, 2025 balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2025 (the “Annual Report”) as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 19, 2026.
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
There have been no significant changes from the significant accounting policies and estimates disclosed in the Notes titled “1. The Company and Basis of Presentation” and “2. Summary of Significant Accounting Policies” of the Annual Report, except as disclosed below:
Contingent Value Rights
As of June 30, 2026, CVRs are no longer a significant accounting policy. The Company determined that remaining significant contingencies regarding its future payment obligations under the CVR Agreement have been resolved. Accordingly, the Company has measured the fair value of its CVR liability by discounting the estimated future payments to be made under the CVR Agreement using the Company’s weighted average cost of capital. This fair value measurement is based on inputs observable in the market and thus represents a Level 2 measurement as defined in ASC 820, Fair Value Measurement. The estimated value of the CVR consideration is based upon available information and certain assumptions which the Company's management believes are reasonable under the circumstances. The ultimate payout under the CVRs may differ materially from the assumptions used in determining the fair value of the CVR consideration.
Recently Adopted Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements adopted during the three months ended September 30, 2026 that are of significance or potential significance to the Company.
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

3. Fair Value Measurements
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets and liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$71,847	$—	$—	$71,847
U.S. government treasury securities	305,536	—	—	305,536
U.S. government agency securities	—	173,901	—	173,901
Commercial paper	—	375,428	—	375,428
Corporate bonds	—	134,315	—	134,315
Total financial assets	$377,383	$683,644	$—	$1,061,027

Liabilities:
CVR liability	$—	$6,760	$—	$6,760
Total liabilities	$—	$6,760	$—	$6,760

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$74,004	$—	$—	$74,004
U.S. government treasury securities	266,064	—	—	266,064
U.S. government agency securities	—	119,590	—	119,590
Commercial paper	—	194,355	—	194,355
Corporate bonds	—	100,790	—	100,790
Total financial assets	$340,068	$414,735	$—	$754,803

Liabilities:
CVR liability	$—	$—	$26,680	$26,680
Total liabilities	$—	$—	$26,680	$26,680
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
As of June 30, 2026, all contingencies related to the disposition or monetization of the Company’s legacy assets are resolved and the fair value of the CVR liability was determined by discounting future payments to holders of the CVR. Changes in fair value of the liability will be recognized as a component of Other income (expense), net in the consolidated statement of operations and comprehensive loss in each reporting period. The liability is based on inputs observable in the market such as estimated discount rates which represent a Level 2 measurement within the fair value hierarchy.
The significant inputs used to estimate the fair value of the CVR liability were as follows:

September 30, 2026
Risk-adjusted discount rate	12.10%
The CVR liability decreased by $19.9 million between December 31, 2025 and September 30, 2026, reflecting payments totaling $55.7 million to CVR holders, partially offset by a $35.8 million increase in fair value. The fair value increase was primarily driven by the achievement status of certain milestones, the receipt of certain cash consideration within the CVR term and time value of money adjustments.
The following table presents changes in the CVR liability for the periods presented (in thousands):

CVR Liability
Beginning balance as of December 31, 2025	$26,680
Changes in the fair value of the CVR liability	35,813
Payments	(55,733)
Ending balance as of September 30, 2026	$6,760
4. Cash Equivalents and Marketable Securities
The following tables summarize the estimated fair value of the Company’s cash equivalents and marketable securities and the gross unrealized gains and losses (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$71,847	$—	$—	$71,847
Total cash equivalents	$71,847	$—	$—	$71,847

Marketable securities:
Commercial paper	$376,082	$1	$(655)	$375,428
Corporate bonds	135,058	—	(743)	134,315
U.S. government treasury securities	307,521	11	(1,996)	305,536
U.S. government agency securities	175,901	—	(2,000)	173,901
Total marketable securities	$994,562	$12	$(5,394)	$989,180

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$74,004	$—	$—	$74,004
Commercial paper	9,987	—	—	9,987
Total cash equivalents	$83,991	$—	$—	$83,991

Marketable securities:
Commercial paper	$184,423	$25	$(80)	$184,368
Corporate bonds	100,753	60	(23)	100,790
U.S. government treasury securities	265,316	748	—	266,064
U.S. government agency securities	119,450	153	(13)	119,590
Total marketable securities	$669,942	$986	$(116)	$670,812
The following table summarizes the available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2026 and December 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	September 30, 2026
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$370,652	$(655)	$—	$—	$370,652	$(655)
Corporate bonds	134,315	(743)	—	—	134,315	(743)
U.S. government treasury securities	253,898	(1,996)	—	—	253,898	(1,996)
U.S. government agency securities	173,901	(2,000)	—	—	173,901	(2,000)
Total marketable securities	$932,766	$(5,394)	$—	$—	$932,766	$(5,394)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$99,837	$(80)	$—	$—	$99,837	$(80)
Corporate bonds	58,296	(23)	—	—	58,296	(23)
U.S. government agency securities	22,828	(13)	—	—	22,828	(13)
Total marketable securities	$180,961	$(116)	$—	$—	$180,961	$(116)
The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. As of September 30, 2026 and December 31, 2025, an allowance for credit losses had not been recognized. Given the Company's intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, the Company does not consider these marketable securities to be impaired as of September 30, 2026 and December 31, 2025.

The financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash deposits. Accounts at each of the Company's two U.S. banking institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor. As of September 30, 2026 and December 31, 2025, cash deposits at the Company's U.S. banking institutions exceeded the FDIC limits.
There were no realized gains or losses on marketable securities for both the three and nine months ended September 30, 2026 and 2025. Interest on marketable securities is included in interest income. Accrued interest receivable on available-for-sale debt securities as of September 30, 2026 and December 31, 2025, was $5.8 million and $4.5 million, respectively, and is reflected in Prepaid expenses and other current assets.
The following table summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	September 30, 2026	December 31, 2025
Due in one year or less	$688,095	$440,895
Due in 1-2 years	301,085	229,917
Total marketable securities	$989,180	$670,812
The Company may sell investments at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies marketable securities, including securities with maturities beyond twelve months as current assets.
5. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation	$7,345	$7,940
Accrued contracted research and development costs	20,769	17,424
Accrued professional and consulting fees	2,337	1,404
Accrued other	144	179
Total accrued and other current liabilities	$30,595	$26,947
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
On May 14, 2024, the Company and Paragon entered into (i) a license agreement (the “SPY001 License Agreement”), pursuant to which Paragon granted the Company a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting α4β7 integrin and (ii) a license agreement (the “SPY002 and SPY072 License Agreement”), pursuant to which Paragon granted the Company a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting TL1A, respectively, which includes the Company's SPY002 and SPY072 product candidates.
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
Under the terms of each License Agreement, the Company is obligated to pay Paragon up to $22.0 million based on specific development, regulatory and clinical milestones for the first product under each agreement, respectively, that achieves such specified milestones, including a milestone payment of $5.0 million upon the first dosing of a human patient in a Phase 3 trial. In addition, the following summarizes other key terms of each License Agreement:
•Paragon will provide the Company with an exclusive license to its patents covering the related antibody, the method of use and its method of manufacture.
•Paragon will not conduct any new campaigns that generate anti-α4β7 or anti-TL1A monospecific antibodies in any field or anti-IL-23 monospecific antibodies in the field of IBD, in each case for at least 5 years.
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
The Company recognized expense related to Paragon license milestone payments, recorded within Research and development expenses in the accompanying condensed statement of operations, of nil and $6.0 million for the three months ended September 30, 2026 and 2025, respectively. The Company recognized expense related to Paragon license milestone payments, recorded within Research and development expenses in the accompanying condensed statement of operations, of $3.0 million and $8.5 million for the nine months ended September 30, 2026 and 2025, respectively.
The Company paid milestone payments to Paragon totaling nil and $3.0 million for the three months ended September 30, 2026 and 2025, respectively. The Company paid milestone payments to Paragon totaling $3.0 million and $5.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of

September 30, 2026 and December 31, 2025, there were no milestone payments outstanding and payable to Paragon.
Additionally, the Company recognized $0.1 million in sublicensing fees expense for the three and nine months ended September 30, 2026, and $1.0 million in sublicensing fees expense for the three and nine months ended September 30, 2025, which were recorded as Research and development expenses in the accompanying condensed statement of operations.
There were no payments related to sublicensing fees for the three and nine months ended September 30, 2026. The Company paid sublicensing fees to Paragon totaling nil and $0.5 million for the three and nine months ended September 30, 2025, respectively.
As of September 30, 2026 and December 31, 2025, there were $0.1 million and nil sublicensing fees outstanding and payable to Paragon, respectively.
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
The following is the summary of expenses related to the License Agreements and other Paragon reimbursable expenses, which are ultimately settled in cash (in millions) and recorded within Research and development in the consolidated statement of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
License Agreements milestone and sublicensing fees	$0.1	$7.0	$3.1	$9.5
Other Paragon reimbursable expenses	—	—	0.1	0.1
Total related party expense	$0.1	$7.0	$3.2	$9.6
For the three months ended September 30, 2026 and 2025, the Company recognized de minimis expenses related to services provided by Paragon, which were recorded as Research and development expenses in the consolidated statements of operations. For the nine months ended September 30, 2026 and 2025, the Company recognized $0.1 million of Paragon reimbursable expenses.
Related party accounts payable were $0.1 million and de minimis as of September 30, 2026 and December 31, 2025.
For the three months ended September 30, 2026 and 2025, the Company made de minimis payments in connection with Paragon reimbursable expenses. For the nine months ended September 30, 2026 and 2025, the Company made payments totaling $0.1 million and $0.2 million, respectively, in connection with Paragon reimbursable expenses.
Paragon License Agreements
See Note 6 for disclosures related to the License Agreements entered into with Paragon.
Mark McKenna Option Grant
On February 1, 2024, the Board appointed Mark McKenna as a Class I director. Mr. McKenna and the Company are parties to a consulting agreement, pursuant to which Mr. McKenna agreed to continue to provide consulting services as an independent contractor to the Company, with an effective date of August 1, 2023 (the “Vesting Commencement Date”). As compensation for Mr. McKenna’s consulting services, on November 22, 2023, he was granted non-qualified stock options to purchase 477,000 shares of the Company’s common stock under the 2016 Plan (as defined in Note 9) with an exercise price of $10.39 per share, which vest as to 25% on the one year anniversary of the Vesting Commencement Date and thereafter vest and become exercisable in 36 equal monthly installments, subject to Mr. McKenna’s continued service to the Company through each applicable vesting date. The Company recognized stock-based compensation expense related to Mr. McKenna's consulting agreement of $0.3 million for the three months ended September 30, 2026 and 2025, and $0.8 million for the nine months ended September 30, 2026 and 2025.
8. Convertible Preferred Stock and Stockholders’ Equity
Warrants
As of September 30, 2026, all 1,532,591 warrants previously issued to Parapyre pursuant to the Paragon Agreement, with a weighted-average exercise price of $22.49, have been exercised, and no warrants remain outstanding.
Series A Non-Voting Convertible Preferred Stock
Pursuant to the Company's Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred Stock”) (the “Series A Certificate of Designation”), holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal to, on an as-if-converted-to-common stock basis, and in the same form as, dividends actually paid on shares of common stock. Except as provided in the Series A Certificate of Designation or as otherwise required by law, the Series A Preferred Stock does not have voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock: (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, or alter or amend the Series A Certificate of Designation, amend or repeal any provision of, or add any provision to, the Company’s Certificate of Incorporation or its Bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series A Preferred Stock, regardless of whether any of the foregoing actions will be by means of amendment to the Certificate of Incorporation or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (b) issue further shares of Series A Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of Series A Preferred Stock, (c) prior to the stockholder approval of the conversion of the Series A Preferred Stock into shares of common stock in accordance with Nasdaq Stock Market Rules or at any time while at least 30% of the originally issued Series A Preferred Stock remains issued and outstanding, consummate (x) any Fundamental Transaction (as defined in the Series A Certificate of Designation) or (y) any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the Company's stockholders immediately before such transaction do not hold at least a majority of the Company's capital stock immediately after such transaction or (d) enter into any agreement with respect to any of the foregoing. The Series A Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company.
As of September 30, 2026, 346,045 shares of Series A Preferred Stock remained outstanding and are convertible into 13,841,800 common shares.
Series B Non-Voting Convertible Preferred Stock
Prior to the retirement of the Company’s Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”) described below, pursuant to the Company's Certificate of Designation of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock (as amended, the “Series B Certificate of Designation”), holders of Series B Preferred Stock were entitled to receive dividends on shares of Series B Preferred Stock equal to, on an as-if-converted-to-common stock basis, and in the same form as, dividends actually paid on shares of common stock. Except as provided in the Series B Certificate of

Designation or as otherwise required by law, the Series B Preferred Stock did not have voting rights. However, as long as any shares of Series B Preferred Stock were outstanding, the Company would not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, or alter or amend the Series B Certificate of Designation, amend or repeal any provision of, or add any provision to, the Company’s Certificate of Incorporation or its Bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series B Preferred Stock, regardless of whether any of the foregoing actions were by means of amendment to the Certificate of Incorporation or by merger, consolidation, recapitalization, reclassification, conversion or otherwise. The Series B Preferred Stock did not have a preference upon any liquidation, dissolution or winding-up of the Company.
On June 23, 2026, all 16,667 shares of Series B Preferred Stock outstanding were converted at the option of the holder into 666,680 shares of common stock. As of September 30, 2026, no shares of Series B Preferred Stock remained outstanding.

On October 29, 2026, the Company filed with the Secretary of State of the State of Delaware (i) a Corrected Second Amended and Restated Certificate of Incorporation to correct the inadvertent omission from its Second Amended and Restated Certificate of Incorporation of the Series A Certificate of Designation and the Series B Certificate of Designation and (ii) a Certificate of Elimination of Series B Non-Voting Convertible Preferred Stock to effect the retirement of its Series B Preferred Stock, which resulted in the previously authorized shares of the retired Series B Preferred Stock being returned to authorized, unissued and undesignated preferred stock.
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
During the nine months ended September 30, 2026, the Company sold an aggregate of 296,396 shares of common stock under the ATM offering program pursuant to the 2024 Sales Agreement resulting in net proceeds of $9.7 million.
The 2024 Sales Agreement was terminated on June 26, 2026 and the Company concurrently entered into a new sales agreement (the “2026 Sales Agreement”) with TD Securities (USA) LLC as its agent, pursuant to which the Company may issue and sell up to $500.0 million of shares of common stock under an ATM offering program.
During the three and nine months ended September 30, 2026, the Company sold 327,391 shares under the ATM offering program pursuant to the 2026 Sales Agreement, resulting in net proceeds of $29.5 million. As of September 30, 2026, $469.9 million remained available for sale under the 2026 Sales Agreement.
Subsequent to September 30, 2026, and through November 3, 2026, the Company sold 200,111 shares under the ATM offering program pursuant to the 2026 Sales Agreement, resulting in net proceeds of $18.0 million and $451.6 million remaining available for sale under the 2026 Sales Agreement as of November 3, 2026.
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
October 2026 Underwritten Offering
On October 5, 2026, the Company entered into the October 2026 Underwriting Agreement for the sale of 4,117,648 Firm Shares at a public offering price of $85.00 per share. The Company also granted the underwriters an option to purchase up to 617,647 Option Shares at the same price. The sale of the Firm Shares closed on October 7, 2026. The underwriters exercised their option in full on October 12, 2026, and the sale of the Option Shares closed on October 13, 2026. In total, the Company sold an aggregate of 4,735,295 shares of its common stock in the offering, resulting in net proceeds of approximately $378.0 million after deducting approximately $24.5 million of underwriting discounts and other offering costs.
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
As of September 30, 2026, the 2016 Plan had 14,999,732 shares available for future issuance, of which 6,822,482 shares were subject to outstanding option awards and restricted unit awards.
2018 Equity Inducement Plan
The 2018 Equity Inducement Plan (“2018 Plan”) became effective in February 2018.
During the second quarter of 2025, the Company amended the 2018 Plan to increase the number of shares of common stock reserved for issuance by 750,000. After this amendment and as of September 30, 2026, the 2018 Plan had 6,164,834 shares available for future issuance, of which 5,735,274 shares were subject to outstanding option awards and restricted unit awards.
Service-based awards granted under the 2018 Plan and 2016 Plan generally vest over four years and expire after ten years, although awards have been granted with vesting terms less than four years. Under the

2016 Plan and 2018 Plan, the Company may grant stock-based awards with service conditions, performance conditions, and market conditions.
The following table summarizes the Company’s stock awards granted under all equity incentive and inducement plans for each of the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	80,385	$90.34	213,900	$15.88	2,849,446	$34.81	2,539,617	$19.94
Restricted stock units	49,976	$89.63	—	—	175,376	$47.43	—	—
2016 Employee Stock Purchase Plan
Under the Company’s Amended and Restated 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company issued and sold 19,967 shares of the Company’s common stock during the nine months ended September 30, 2026, resulting in aggregate cash proceeds of $0.5 million. There were no shares issued or sold under the ESPP during the three months ended September 30, 2026.
The Company issued and sold 17,298 and 34,175 shares during the three and nine months ended September 30, 2025, respectively, resulting in aggregate cash proceeds of $0.2 million and $0.6 million, respectively.
Stock-based Compensation Expense
Total stock-based compensation expense recognized from the Company’s equity incentive plans, 2018 Plan and 2016 ESPP during the periods presented was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$6,683	$4,248	$18,692	$11,860
General and administrative	7,484	5,318	21,793	15,943
Total stock-based compensation expense	$14,167	$9,566	$40,485	$27,803

The following table summarizes the weighted-average Black-Scholes option pricing model assumptions used to estimate the fair value of stock options granted under the Company's equity incentive plans, and the shares purchased under the 2016 ESPP during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock Options Granted
Expected term (in years)	6.08	6.08	6.02	5.98
Expected volatility	66%	75%	73%	76%
Risk-free interest rate	4.35%	3.92%	3.89%	4.34%
Dividend yield	—	—	—	—

2016 ESPP
Expected term (in years)	0.50	0.38	0.50	0.44
Expected volatility	59%	72%	63%	70%
Risk-free interest rate	4.00%	4.21%	3.69%	4.22%
Dividend yield	—	—	—	—
10. Sale of Pegzilarginase to Immedica
On July 27, 2023, the Company announced that it had entered into an agreement to sell the global rights to pegzilarginase to Immedica Pharma AB (“Immedica”) for $15.0 million in upfront cash proceeds and up to $100.0 million in contingent milestone payments.
The milestone payments are contingent on formal reimbursement decisions by national authorities in key European markets and pegzilarginase approval by the U.S. Food and Drug Administration (“FDA”), among other events. In the three and nine months ended September 30, 2026, the Company recognized a gain of nil and $70.0 million, respectively, within Gain on Sale of in-process research and development, for achieving certain milestones. As of September 30, 2026 and December 31, 2025, $3.0 million remains outstanding and due to the Company from a previously achieved milestone, which is reflected in Prepaid expenses and other current assets.
Milestone payments received by the Company by July 3, 2026, net of allowable expenses and adjustments, will be distributed to CVR holders pursuant to the CVR agreement resulting from the Asset Acquisition and will reduce the CVR liability.
11. Segment Reporting
The Company operates under a single operating and reportable segment, which is the development of biopharmaceutical products for the treatment of patients with immune-mediated diseases. The Company's Chief Operating Decision Maker (“CODM”) is the Company's Chief Executive Officer. The CODM uses consolidated Net loss as the measure of segment profit or loss and uses consolidated Total Assets as reported on the balance sheet as the measure of segment assets. The CODM compares Net loss against budgeted and/or forecasted amounts to track the Company's financial performance against expectations and to inform, along with development timelines and scientific and commercial considerations, their decisions regarding resource allocations to fund the Company's development of its pipeline.

The following table sets forth the significant expenses provided to the CODM on a regular basis (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Compensation	$12,550	$9,397	$36,855	$24,507
Stock-based compensation (1)	14,167	9,566	40,485	27,803
Research and development, excluding compensation and stock-based compensation (2) (3)	73,790	34,769	171,129	99,069
Other segment items (4) (5) (6)	(4,386)	(42,549)	(47,143)	(58,706)
Segment net loss	$96,121	$11,183	$201,326	$92,673
(1) Includes related party expenses of $0.3 million for the three months ended September 30, 2026 and 2025, and $0.8 million for the nine months ended September 30, 2026 and 2025.
(2) Includes non-clinical study, clinical trial, and manufacturing expenses.
(3) Includes related party expenses of $0.1 million and $7.0 million for the three months ended September 30, 2026 and 2025, respectively. Includes related party expenses of $3.2 million and $9.6 million for the nine months ended September 30, 2026 and 2025, respectively.
(4) Includes general and administrative expenses — such as audit, legal, and other professional fees — interest income, and other expense, net.
(5) Includes gains of $70.0 million and $10.0 million for the nine months ended September 30, 2026 and 2025, respectively, related to milestone payments earned in connection with the 2023 sale of the global rights to the legacy assets, pegzilarginase, to Immedica. There were no related gains for the three months ended September 30, 2026 and 2025.
(6) Includes a $0.9 million increase and a $40.4 million decrease in the fair value of the CVR liability for the three months ended September 30, 2026 and 2025, respectively. Includes a $35.8 million increase and a $42.2 million decrease in the fair value of the CVR liability for the nine months ended September 30, 2026 and 2025, respectively.
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

The following table sets forth the computation of basic and diluted net loss per share of common stock, Series A Preferred Stock, and Series B Preferred Stock (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2026			2025
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(13,012)	$—	$(83,109)	$(2,066)	$(100)	$(9,017)
Denominator
Weighted-average shares outstanding	346,045	—	88,410,821	346,045	16,667	60,414,223
Net loss per share, basic and diluted	$(37.60)	—	$(0.94)	$(5.97)	$(5.97)	$(0.15)

	Nine Months Ended September 30,
	2026			2025
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(28,285)	$(868)	$(172,173)	$(17,138)	$(825)	$(74,710)
Denominator
Weighted-average shares outstanding	346,045	10,623	84,255,008	346,045	16,667	60,338,541
Net loss per share, basic and diluted	$(81.74)	$(81.74)	$(2.04)	$(49.53)	$(49.53)	$(1.24)
The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options to purchase common stock	8,760,161	1,170,956	7,795,560	1,267,158
Unvested restricted stock units	149,950	18,068	129,671	13,978
Outstanding Parapyre warrants	1,316,029	—	1,459,610	—

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report for the quarterly period ended September 30, 2026 (this “Quarterly Report”) as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 19, 2026. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements regarding our expected results, outcomes, and the timing of these results and outcomes, plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we”, “us”, “our”, the “Company,” or “Spyre” refers to Spyre Therapeutics, Inc. and its consolidated subsidiaries taken as a whole.
Overview
We are a clinical stage biotechnology company committed to developing next-generation therapies that elevate the standard in immunology by delivering more complete disease control, greater durability, and a simpler treatment experience for patients. Our pipeline includes extended half-life antibodies targeting α4β7, TL1A, IL-23, and IL-17A/F (each as defined below), as well as rational combination programs.
Our Strategy
Our goal is to develop next-generation therapeutics to elevate the standard of care for the treatment of immune-mediated diseases in the following therapeutic areas:
•Gastroenterology: Advancing three potential first- and best-in-class combination programs in inflammatory bowel disease (“IBD”), a market forecasted to exceed $45 billion by 2035 (includes ulcerative colitis (“UC”) and Crohn’s disease (“CD”))
•Dermatology: Advancing a potential first- and best-in-class anti-TL1A + IL-17A/F combination program, as well as a potential best-in-class anti-TL1A agent, in hidradenitis suppurativa (“HS”), a market forecasted to exceed $10 billion by 2035
Our Portfolio and Development Plan Updates
We are advancing a pipeline of monoclonal antibodies (“mAbs”) for the treatment of immune-mediated diseases. The following table (Figure 1) summarizes our pipeline and development strategy, including our SKYLINE Phase 2 platform trial evaluating SPY120, SPY130, SPY230, and monotherapy components thereof in subjects with moderately to severely active UC, our SKYLIGHT trial evaluating SPY072 as an add-on to bimekizumab as a proof-of-concept trial for the dual inhibition of anti-TL1A and IL-17A/F, as well as our SPY772 combination program in HS. Additionally, we plan to advance SPY072 monotherapy into pivotal studies for HS in 2027.

Figure 1. Spyre portfolio
*SKYLIGHT proof-of-concept study with SPY072 + bimekizumab, serving as a surrogate for internal SPY007 long-acting IL-17A/F antibody.
SKYLINE Phase 2 Platform Trial in UC
In May 2025, we initiated our SKYLINE Phase 2 platform trial evaluating SPY001, SPY002 and SPY003, as well as pairwise combinations thereof (six investigational agents in total), in subjects with moderately to severely active UC (Figure 2). The trial consists of two parts:
•Part A: Open-label assessment of the safety and preliminary efficacy of a single dose level of each investigational monotherapy. Enrollment for Part A has completed, with initial SPY001, SPY002 and SPY003 Part A topline induction data announced in April 2026, June 2026, and September 2026, respectively.
•Part B: Randomized and placebo-controlled assessment of the safety and efficacy of monotherapies and combinations, designed to provide dose-ranging data on monotherapies, proof-of-concept and contribution of components for combinations, with induction data expected in Q3 2027. Study is enrolling ahead of schedule, enabling an increased enrollment target.
Figure 2. SKYLINE trial design
mMS=modified mayo score; RHI=Robarts Histopathology Index; HEMI=Histo-Endoscopic Mucosal Improvement; P=primary endpoint; S=secondary endpoint. Initiation of each cohort subject to regulatory clearance.

Topline induction data from Part A of the SKYLINE trial in UC subjects were presented in 2026. Baseline characteristics were consistent with expectations (Figure 3). SPY001, SPY002, and SPY003 were well-tolerated with a safety profile consistent with in-class comparators (Figure 4). SPY001, SPY002, and SPY003 achieved their respective primary endpoints, demonstrating a statistically significant reduction in the RHI score of 9.2 points, 10.7 points, and 10.0 points, respectively. Rates of key secondary endpoints of clinical remission and endoscopic improvement were clinically meaningful at 40% and 51%, respectively, for SPY001, 33% and 42%, respectively, for SPY002, and 20% and 30%, respectively, for SPY003 (Figure 5). The change in the modified Mayo Score from baseline at Week 12 for both SPY001 and SPY002 was -3.7, and for SPY003 was -3.5, reflecting consistency across secondary endpoints.

Figure 3. Baseline demographics from SKYLINE Part A Induction Topline

Figure 4. Safety summary from SKYLINE Part A Induction Topline

1UC flare (serious), intervertebral disc protrusion, anaemia, urinary tract infection, and acute cholecystitis (serious), each in one subject; all deemed not drug-related.
2Pruritus (Grade 1) that resolved without intervention or treatment interruption.
3Hospitalization for UC flare, hemorrhoid thrombosis, and acute cholecystitis, each in one subject; all deemed not drug-related. Data pertain to the induction treatment period (through Week 12), with a data cutoff of July 27, 2026 and database lock on August 27, 2026.

Figure 5. Efficacy summary from SKYLINE Part A Induction Topline

SKYLIGHT Phase 2 Trial in HS
In September 2026, we initiated our SKYLIGHT Phase 2 trial of SPY072 in subjects with moderately to severely active HS who are initiating bimekizumab (Figure 6). The trial serves as a surrogate proof-of-concept study for our internal SPY772 combination program combining SPY072 (long-acting anti-TL1A) and SPY007 (long-acting anti-IL-17A/F). Topline results are planned in late 2027 or early 2028.

Figure 6. SKYLIGHT trial design

SKYWAY Phase 2 Basket Trial in Rheumatic Diseases (RA, PsA, axSpA)
In September 2025, we initiated our SKYWAY Phase 2 randomized and placebo-controlled basket trial of SPY072 in subjects with moderately to severely active rheumatic arthritis (“RA”), psoriatic arthritis (“PsA”), or axial spondyloarthritis (“axSpA”). The trial consists of three sub-studies:
•RA sub-study: Double-blind, placebo-controlled safety and efficacy study of two dose levels of SPY072 at Week 12 with open-label follow-up through Week 36. Topline proof-of-concept data were released in August 2026. Both doses of SPY072 demonstrated statistically significant benefits compared to placebo on one or more of the primary (change from baseline in DAS28-CRP), key secondary (ACR20), and exploratory endpoints (ACR50). SPY072 was well tolerated, with a safety profile consistent with the TL1A class. While SPY072 demonstrated clinical activity in RA, the results did not meet the Company’s internal bar to prioritize advancement of SPY072 in RA.
•PsA and axSpA sub-studies: Double-blind, placebo-controlled safety and efficacy studies of a single dose level of SPY072 at Week 16 with open-label follow-up through Week 40. In November 2026, we announced that SPY072 was well-tolerated but neither sub-study met its primary endpoint of ACR20 response in PsA or change from baseline in ASDAS in axSpA.
We do not plan to advance SPY072 in rheumatic diseases.

Our Assets
SPY001 – anti-α4β7 mAb
SPY001 is a highly potent, highly selective, and humanized monoclonal immunoglobulin G1 investigational antibody designed to bind selectively to the α4β7 integrin (“α4β7”) being developed for the treatment of IBD (UC and CD). The α4β7 integrin is a protein found on the surface of immune cells. This integrin regulates the migration of immune cells to the gut where they contribute to the inflammatory process in IBD. By selectively binding to the α4β7 integrin, SPY001 is designed to prevent the interaction of these immune cells with MAdCAM-1, a molecule expressed on endothelial cells lining the blood vessels in the gut. By blocking the interaction between α4β7 integrin and MAdCAM-1, SPY001 aims to reduce the recruitment of immune cells to the gut, leading to a decrease in inflammation. Since it specifically targets the gut immune system, SPY001 is designed to minimize systemic immunosuppressive effects unrelated to IBD pathology.
SPY002 and SPY072 – anti-TL1A mAbs
For our anti-TL1A program, we nominated two highly potent, highly selective, and fully human mAb candidates designed to bind to tumor necrosis factor-like ligand 1A (“TL1A”). SPY002 (formerly SPY002-091) is being developed for the treatment of IBD (UC and CD) and SPY072 (formerly SPY002-072) is being developed for the treatment of HS, both as a monotherapy and as part of a combination.
TL1A is a protein that plays a role in regulating the immune system and is elevated in tissue of individuals with immune-mediated diseases. TL1A interacts with its receptor, death receptor 3 (“DR3”), which is expressed in various immune cells, triggering signaling pathways that contribute to inflammation. SPY002 and SPY072 have been designed to block the interaction between TL1A and DR3, and thereby inhibit the downstream signaling events to dampen the inflammatory response. By neutralizing TL1A, we believe that SPY002 and SPY072 have the potential to modulate the immune response in patients with immune-mediated diseases, potentially reducing disease activity.
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
SPY007 – anti-IL-17A/F mAb
SPY007 is a preclinical-stage program designed to bind to interleukin 17A (“IL-17A”) and interleukin 17F (“IL-17F”) while incorporating half-life extending modifications. SPY007 is being developed for the treatment of HS in combination with our anti-TL1A mAb (SPY072). IL-17A and IL-17F are closely related cytokines produced by Th17 cells and other immune cells. Both are elevated in the skin lesions of individuals with HS. IL-17A and IL-17F act on keratinocytes and other cells in the skin, driving the production of pro-inflammatory cytokines, chemokines, and antimicrobial peptides. These signals recruit neutrophils and other immune cells to the skin, which contributes to the painful nodules, abscesses, and draining tunnels seen in HS.
SPY120 – combination, anti-α4β7 and anti-TL1A mAbs
SPY120 combines SPY001 (anti-α4β7) and SPY002 (anti-TL1A) antibodies, pairing two complementary mechanisms studied in third-party clinical trials targeting non-overlapping sites of action.
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
SPY130 – combination anti-α4β7 and anti-IL-23 mAbs
SPY130 combines SPY001 (anti-α4β7) and SPY003 (anti-IL-23) antibodies, pairing two commercially validated mechanisms targeting non-overlapping sites of action.
In October 2024, we presented preclinical data, demonstrating in a T-cell transfer model of IBD, that combinations with anti-IL-23 and anti-α4β7 improved body weight and reduced colonic CD4+ infiltration and IL-17 levels relative to monotherapy. In March and October 2025, we presented additional preclinical data, demonstrating that combinations resulted in superior in vivo biological activity relative to either monotherapy in mouse TNBS model. In addition, combination toxicology studies have been completed with no drug-related adverse findings observed.
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
SPY772 – combination anti-TL1A and anti-IL-17A/F mAbs
SPY772 combines SPY072 (anti-TL1A) and SPY007 (anti-IL-17A/F) antibodies, pairing two complementary mechanisms of action with potential to address overlapping and non-overlapping triggers of inflammation. By combining an IL-17A/F mAb with an anti-TL1A mAb, we aim to target multiple inflammatory pathways involved in HS, with the potential to improve efficacy over single-mechanism therapies, neutralize both IL-17A and IL-17F, and thereby inhibit the downstream signaling events to dampen the inflammatory response.
Paragon Agreement
Pursuant to the Paragon Agreement, we received the option to license the intellectual property rights related to four research programs (collectively, the “Option”) from Paragon in accordance with a license agreement to be entered into following each exercise of the Option.
On July 12, 2023, December 14, 2023 and June 5, 2024, we exercised our Option available under the Paragon Agreement with respect to the SPY001, SPY002 and SPY072, and SPY003 research programs, respectively. In May 2024, we signed license agreements with Paragon for rights to royalty-bearing, world-wide, exclusive licenses to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting α4β7 integrin (SPY001 program) (the “SPY001 License Agreement”) and TL1A (SPY002 and SPY072 programs) (the “SPY002 and SPY072 License Agreement”) and, in October 2024, we signed a license agreement for rights to a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting IL-23 (SPY003 program) (the “SPY003 License Agreement” and, together with the SPY001 License Agreement and the SPY002 and SPY072 License Agreement, the “License Agreements”) in the field of IBD. The SPY003 License Agreement was subsequently amended and restated in February 2025 and further amended in May 2026 to expand the definition of “Field” to encompass all therapeutic, prophylactic, palliative and diagnostic uses for SPY003, subject to certain restrictions. The Option with respect to one additional program remains unexercised under the Paragon Agreement.

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
We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. There have been no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report, except as disclosed below:
Contingent Value Rights
As of June 30, 2026, Contingent Value Rights (“CVRs”) are no longer a critical accounting policy or estimate. We determined that remaining significant contingencies regarding our future payment obligations under the contingent value rights agreement (the “CVR Agreement”) we entered into with Equiniti Trust Company LLC (f/k/a American Stock Transfer & Trust Company LLC) as rights agent in connection with the Asset Acquisition have been resolved. Accordingly, we have measured the fair value of our CVR liability by discounting the estimated future payments to be made under the CVR Agreement using our weighted average cost of capital. The estimated value of the CVR consideration is based upon available information and certain assumptions which our management believes are reasonable under the circumstances. The ultimate payout under the CVRs may differ materially from the assumptions used in determining the fair value of the CVR consideration.

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Increase/(Decrease)	% Change
	2026	2025

	(in thousands)
Operating expenses:
Research and development	$89,169	$45,247	$43,922	97%
General and administrative	16,550	11,641	4,909	42%
Total operating expenses	105,719	56,888	48,831	86%
Loss from operations	(105,719)	(56,888)	48,831	86%

Other income (expense):
Interest income	10,625	5,379	5,246	98%
Other (expense) income, net	(1,027)	40,326	(41,353)	*
Total other income	9,598	45,705	(36,107)	*
Loss before income tax benefit	(96,121)	(11,183)	84,938	*
Income tax benefit	—	—	—	*
Net loss	$(96,121)	$(11,183)	$84,938	*
__________________________________
*Percentage not meaningful
Research and Development Expenses. Research and development expenses increased by $43.9 million, or 97%, to $89.2 million for the three months ended September 30, 2026, from $45.2 million for the three months ended September 30, 2025. The increase was primarily driven by higher manufacturing expenses, clinical trial expenses, and compensation costs partially offset by a decrease in licensing fees.

	Three Months Ended September 30,		Increase/(Decrease)	% Change
	2026	2025

	(in thousands)
External research and development expenses:
Preclinical	$3,578	$2,522	$1,056	42%
Gastroenterology	38,328	24,949	13,379	54%
Rheumatology	19,360	6,826	12,534	184%
Dermatology	11,935	—	11,935	—
Other	—	5	(5)	(100)%
Total external research and development expenses	73,201	34,302	38,899	113%

Internal research and development expenses:
Compensation	8,696	6,229	2,467	40%
Stock-based compensation	6,683	4,248	2,435	57%
Other	589	468	121	26%
Total internal research and development expenses	15,968	10,945	5,023	46%
Total research and development expense	$89,169	$45,247	$43,922	97%

External research and development expenses include costs associated with third parties contracted to conduct research and development activities on our behalf including through contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and third-party laboratories. For the three months ended September 30, 2026 and 2025, external research and development costs accounted for $73.2 million and $34.3 million, respectively. Preclinical expenses increased primarily due to SPY007 pre-clinical development costs. Gastroenterology and Rheumatology program expenses increased primarily due to an increase in manufacturing costs and clinical development activities related to ongoing or planned clinical trials. Dermatology program expenses increased primarily due to the initiation of clinical development activities.
    Internal research and development expenses include compensation and related costs associated with our research and development employees. For the three months ended September 30, 2026 and 2025, internal research and development costs accounted for $16.0 million and $10.9 million, respectively. The increase was primarily driven by an increase in research and development headcount.
General and Administrative Expenses. General and administrative expenses increased by $4.9 million, or 42%, to $16.6 million for the three months ended September 30, 2026, from $11.6 million for the three months ended September 30, 2025. The increase was primarily attributable to an increase in general and administrative headcount as well as professional services costs.
Interest Income. Interest income was $10.6 million and $5.4 million for the three months ended September 30, 2026 and 2025, respectively. The increase was primarily due to higher investment balances.
Other (Expense) Income, Net. Other (expense), net was $1.0 million for the three months ended September 30, 2026, compared to Other income, net of $40.3 million for the three months ended September 30, 2025. The decrease was primarily due to differences in recognized CVR liability fair value revaluations in the respective periods.
Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Increase/(Decrease)	% Change
	2026	2025

	(in thousands)
Operating expenses (income):
Research and development	$215,083	$127,015	$88,068	69%
General and administrative	47,916	35,375	12,541	35%
Gain on sale of in-process research and development asset	(70,000)	(10,000)	(60,000)	*
Total operating expenses	192,999	152,390	40,609	27%
Loss from operations	(192,999)	(152,390)	40,609	27%

Other income (expense):
Interest income	27,673	17,746	9,927	56%
Other (expense) income, net	(36,000)	41,956	(77,956)	*
Total other (expense) income	(8,327)	59,702	(68,029)	*
Loss before income tax benefit	(201,326)	(92,688)	108,638	*
Income tax benefit	—	15	(15)	*
Net loss	$(201,326)	$(92,673)	$108,653	*
__________________________________
*Percentage not meaningful
Research and Development Expenses. Research and development expenses increased by $88.1 million, or 69%, to $215.1 million for the nine months ended September 30, 2026, from $127.0 million for the nine months ended September 30, 2025. The increase was primarily driven by higher manufacturing expenses, clinical trial expenses, and compensation costs, partially offset by lower early-stage research and development.

	Nine Months Ended September 30,		Increase/(Decrease)	% Change
	2026	2025

	(in thousands)
External research and development expenses:
Preclinical	$7,280	$15,078	$(7,798)	(52)%
Gastroenterology	106,361	70,958	35,403	50%
Rheumatology	39,998	11,975	28,023	234%
Dermatology	15,720	—	15,720	—
Other	(15)	184	(199)	(108)%
Total external research and development expenses	169,344	98,195	71,149	72%

Internal research and development expenses:
Compensation	25,262	16,085	9,177	57%
Stock-based compensation	18,692	11,860	6,832	58%
Other	1,785	875	910	104%
Total internal research and development expenses	45,739	28,820	16,919	59%
Total research and development expense	$215,083	$127,015	$88,068	69%
External research and development expenses include costs associated with third parties contracted to conduct research and development activities on our behalf including through CROs, CMOs, and third-party laboratories. For the nine months ended September 30, 2026 and 2025, external research and development costs accounted for $169.3 million and $98.2 million, respectively. Preclinical expenses decreased primarily due to a reduction in early-stage research and development activities given our pipeline's advancement, partially offset by an increase in SPY007 preclinical development costs. Gastroenterology and Rheumatology program expenses increased primarily due to an increase in manufacturing costs and clinical development activities related to ongoing or planned clinical trials. Dermatology program expenses increased primarily due to the initiation of clinical development activities.
Internal research and development expenses include compensation and related costs associated with our research and development employees. For the nine months ended September 30, 2026 and 2025, internal research and development costs accounted for $45.7 million and $28.8 million, respectively. The increase was primarily driven by an increase in research and development headcount.
General and Administrative Expenses. General and administrative expenses increased by $12.5 million, or 35%, to $47.9 million for the nine months ended September 30, 2026, from $35.4 million for the nine months ended September 30, 2025. The increase was primarily attributable to an increase in general and administrative headcount as well as professional services costs.
Gain on Sale of In-Process Research and Development Asset. During the nine months ended September 30, 2026 and 2025, the Company recognized gains of $70.0 million and $10.0 million, respectively, related to milestone payments earned in connection with the 2023 sale of the global rights to the legacy Aeglea Biotherapeutics, Inc. asset pegzilarginase to Immedica.
Interest Income. Interest income was $27.7 million and $17.7 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily due to higher investment balances.
Other (Expense) Income, Net. Other (expense), net was $36.0 million for the nine months ended September 30, 2026, compared to Other income, net of $42.0 million for the nine months ended September 30, 2025. The decrease was primarily due to differences in recognized CVR liability fair value revaluations in the respective periods.

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
Since our inception and through September 30, 2026, we have funded our operations by raising an aggregate of approximately $2.2 billion of gross proceeds from the sale and issuance of convertible preferred stock and common stock, pre-funded warrants, the collection of grant proceeds, and the licensing of our product rights for commercialization of pegzilarginase in Europe and certain countries in the Middle East. As of September 30, 2026, we had an accumulated deficit of $1.3 billion.
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
We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2026, together with the net proceeds from the October 2026 Offering and sales under the 2026 Sales Agreement subsequent to September 30, 2026, will be sufficient to fund our planned operating expenses and capital expenditure requirements into the second half of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Sources of Liquidity
On September 6, 2024, the Company entered into a sales agreement (the “2024 Sales Agreement”) with TD Securities (USA) LLC as its agent, pursuant to which the Company may issue and sell up to $200.0 million of shares of common stock under an at-the-market (“ATM”) offering program. During the year ended December 31, 2025, we sold an aggregate of 445,668 shares of common stock under the ATM offering program pursuant to the 2024 Sales Agreement resulting in net proceeds of $14.8 million. During the three and nine months ended September 30, 2026, the Company sold an aggregate of nil and 296,396 shares of common stock, respectively, under the ATM offering program pursuant to the 2024 Sales Agreement resulting in net proceeds of nil and $9.7 million, respectively. The 2024 Sales Agreement was terminated on June 26, 2026 and the Company concurrently entered into a new sales agreement (the “2026 Sales Agreement”) with TD Securities (USA) LLC as its agent, pursuant to which the Company may issue and sell up to $500.0 million of shares of common stock under an ATM offering program. During the three and nine months ended September 30, 2026, the Company sold 327,391 shares under the ATM offering program pursuant to the 2026 Sales Agreement, resulting in net proceeds of $29.5 million. Subsequent to September 30, 2026, and through November 3, 2026, the Company sold 200,111 shares under the ATM offering program pursuant to the 2026 Sales Agreement, resulting in net proceeds of $18.0 million.
As of September 30, 2026 and November 3, 2026, $469.9 million and $451.6 million, respectively, remained available for sale under the 2026 Sales Agreement.
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

In October 2026, we sold 4,735,295 shares of our common stock in an underwritten public offering, inclusive of 617,647 shares pursuant to the full exercise of the underwriters' over-allotment option, at a public offering price per share of $85.00, resulting in net proceeds of approximately $378.0 million after deducting approximately $24.5 million of underwriting discounts and other offering costs.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash and cash equivalents (used in) provided by:
Operating activities	$(204,744)	$(124,674)
Investing activities	(245,126)	103,935
Financing activities	446,876	(3,787)
Net increase (decrease) in cash and cash equivalents	$(2,994)	$(24,526)
Cash Used in Operating Activities
Cash used in operating activities for the nine months ended September 30, 2026 was $204.7 million and primarily reflected a net loss of $201.3 million, adjusted for a $70.0 million gain on sale of in-process research and development and $9.5 million of adjustments related to our marketable securities, partially offset by non-cash expenses of $40.5 million for share-based compensation and $35.8 million from an increase in the fair value of the CVR liability.
Cash used in operating activities for the nine months ended September 30, 2025 was $124.7 million and primarily reflected a net loss of $92.7 million, adjusted for a $10.0 million gain on sale of in-process research and development, a $42.2 million decrease in the fair value of the CVR liability, $3.9 million of net adjustments related to our marketable securities, and a $3.7 million net cash outflow from changes in operating assets and liabilities, partially offset by non-cash share-based compensation expense of $27.8 million.
Cash (Used in) Provided by Investing Activities
Cash used in investing activities for the nine months ended September 30, 2026 was $245.1 million and primarily consisted of $666.8 million in purchases of marketable securities, partially offset by $351.7 million in maturities and sales of marketable securities and $70.0 million in proceeds from the sale of a legacy in-process research and development asset.
Cash provided by investing activities for the nine months ended September 30, 2025 was $103.9 million and primarily consisted of $277.4 million in maturities and sales of marketable securities and $7.0 million in proceeds from the sale of an in-process research and development asset, partially offset by $180.5 million in purchases of marketable securities.
Cash Provided by (Used in) Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2026 was $446.9 million, which primarily consisted of $435.2 million and $39.3 million net proceeds from the issuance of common stock in connection with the April 2026 Offering and under our at-the-market offering programs, respectively, and $28.8 million proceeds from stock option exercises and sales of common stock under our ESPP, partially offset by a $55.7 million payment to CVR holders.
Cash used in financing activities for the nine months ended September 30, 2025 was $3.8 million, which primarily consisted of a $5.3 million payment to CVR holders partially offset by $1.6 million proceeds from stock option exercises and sales of common stock under our Employee Stock Purchase Plan.
Contingent Contractual Obligations
Through the Asset Acquisition, we received the Option to license certain intellectual property rights related to certain research programs. The exercise of the Option allows for us to enter into an exclusive license agreement with Paragon for the respective research program. Thus far we have exercised the Option and entered into license agreements with respect to SPY001, SPY002 and SPY072, and SPY003. Under the terms of each License Agreement, we are obligated to pay Paragon up to $22.0 million based on specific development, regulatory and clinical milestones for the first product under each agreement. As of September 30, 2026, we have incurred a total of $21.0 million of milestone fees out of a total maximum of $66.0 million in potential milestone fees across all License Agreements. As of September 30, 2026, no achieved milestone fees are outstanding and payable. With respect to the SPY002 and SPY072 License Agreement only, on a product-by-product basis, we are obligated to pay sublicensing fees of up to approximately $20.0 million upon the achievement of mostly commercial milestones. As of September 30, 2026, we have incurred $2.7 million of sublicensing fees of which $0.1 million is outstanding and payable.
Recently Adopted Accounting Pronouncements
There were no recently adopted accounting pronouncements that have had a material effect on our financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our interest-earning investments, foreign currency exchange rates and inflation risk affecting labor costs and clinical trial costs.
Interest Rate Risk
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in marketable securities. As of September 30, 2026, we held $1.1 billion in cash, cash equivalents, and marketable securities, all of which were denominated in U.S. dollars, and consisted primarily of investments in money market funds, commercial paper, U.S. government obligations, and corporate bonds. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and have a low risk profile. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material effect on the total market value of our cash equivalents and marketable securities as of September 30, 2026. To date, we have not experienced a loss of principal on any of our investments and as of September 30, 2026, we did not record any allowance for credit loss from our investments.
Foreign Currency Risk
We are also exposed to market risk related to changes in foreign currency exchange rates as a result of our entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the macroeconomic environment (including financial conditions affecting the banking system and financial institutions), inflation, tariff/trade policy, or global political instability may result in significant changes in exchange rates, and in particular, a weakening of the U.S. dollar relative to foreign currencies may negatively affect our expenses and net income as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers. For the nine months ended September 30, 2026, a majority of our expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Inflation Fluctuation Risk
Inflation generally affects us by increasing our costs, such as the cost of labor and research and development contract costs. We do not believe inflation has had a material adverse effect on the results of our operations during the three and nine months ended September 30, 2026.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures, as of September 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – Other Information.
Item 1. Legal Proceedings.
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
Risk Factor Summary
Risks Related to Our Financial Condition and Capital Requirements
•We will need to raise additional capital to fund our operations and if we are unable to raise such capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts and raising additional capital may cause dilution to our stockholders and restrict our operations.
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
•We are substantially dependent on the success of the SPY001, SPY002, SPY072 and SPY003 programs, as well as our rational combination programs, and may fail to achieve our development goals and timelines.
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
•We may fail to identify or interpret relevant patents that may have priority over our patents.
•We may become subject to claims challenging the inventorship or ownership of our intellectual property.
•Patent terms may be inadequate to protect the competitive position of our programs.
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
Risks Related to Our Financial Condition and Capital Requirements
We will need substantial additional capital to fund our operations, and if we are unable to raise such capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
As of September 30, 2026, we had $1.1 billion of cash, cash equivalents, and marketable securities. We will need to raise additional capital to continue to fund our operations in the future. If we are unable to raise additional capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our research and development programs or future commercialization efforts.
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
We are a biopharmaceutical company with a limited operating history. Since inception, we have incurred significant operating losses. For the years ended December 31, 2025, 2024 and 2023, we reported a net loss of $155.2 million, $208.0 million and $338.8 million, respectively. As of September 30, 2026, we had an accumulated deficit of $1.3 billion. We will need to raise substantial additional capital to continue to fund our operations in the future.
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
To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our stockholders. For instance, in December 2023, we sold an aggregate of 6,000,000 shares of our common stock and 150,000 shares of our Series B Preferred Stock pursuant to a private placement to certain investors for gross proceeds of approximately $180 million, in March 2024, we sold an aggregate of 121,625 shares of our Series B Preferred Stock pursuant to a private placement to certain investors for gross proceeds of approximately $180 million, in October 2025, we sold 17,094,594 shares of our common stock in an underwritten public offering for gross proceeds of approximately $316 million, in April 2026, we sold 7,475,000 shares of our common stock in an underwritten public offering for gross proceeds of approximately $463 million and in October 2026, we sold an aggregate of 4,735,295 shares of our common stock in an underwritten public offering for gross proceeds of approximately $403 million. Following stockholder approval of the Series B Conversion Proposal, an aggregate of 271,625 shares of Series B Preferred Stock were converted to 10,865,000 shares of common stock.
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
We are substantially dependent on the success of our SPY001, SPY002, SPY072 and SPY003 programs, as well as our rational combination programs, and our current and planned clinical trials of such programs may not be successful.
Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our SPY001, SPY002, SPY072 and SPY003 programs, as well as our rational combination programs. We are investing a majority of our efforts and financial resources into the research and development of these programs. We initiated a Phase 2 platform trial of SPY001, SPY002 and SPY003, including their pairwise combinations, for IBD in the United States and certain other countries beginning with SPY001 in May 2025. Enrollment for Part A of the Phase 2 UC platform trial is now complete. Part B, which includes combination arms, with each arm subject to regulatory feedback and approval, was opened for enrollment in March 2026. We also initiated a Phase 2 basket trial of SPY072 for rheumatic diseases, including RA, PsA and axSpA, in the United States and Europe in Q3 2025 through Q2 2026 and a Phase 2 trial of SPY072 and anti-IL-17A/F for HS in Q3 2026. In November 2026, we announced that we are no longer planning to advance SPY072 in rheumatic diseases. Alignment with regulatory authorities on issues that arise before clinical trials commence, during clinical trials or after our clinical trials are completed could result in additional capital expenditures or delays in development that could have a material adverse impact on our business. The success of our programs is dependent on observing longer half-lives of our product candidates and/or their combinations in humans and comparable or better safety and efficacy profiles than other mAbs currently marketed or in development. We believe longer half-lives have the potential to result in more favorable dosing schedules for our product candidates, assuming they successfully complete clinical development and obtain marketing approval. To the extent we do not observe these extended half-lives with favorable safety and efficacy profiles when we dose patients with our product candidates in our clinical trials, it would significantly and adversely affect the clinical and commercial potential of our product candidates and our business.
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
Our approach to the discovery and development of our research programs leverages clinically validated mechanisms of action in IBD and HS, and incorporates advanced antibody engineering to optimize half-life and other properties designed to overcome limitations of existing therapies. Our programs are purposefully designed to improve upon existing product candidates and products while maintaining the same well-established mechanisms of action.
The long-term safety and efficacy of these technologies and the extended half-lives and exposure profiles of our programs compared to currently approved products are unknown.
We may ultimately discover that our investigational products developed with half-life extension technologies do not possess certain properties required for therapeutic effectiveness and could lead to adverse effects. We currently have only reported interim Phase 2 induction topline data for SPY001, SPY002 and SPY003 from Part A of our SKYLINE clinical trial, Phase 2 interim topline data for SPY072 from our SKYWAY clinical trial, Phase 1 clinical data in healthy volunteers for SPY001, SPY002, SPY072 and SPY003, and nonclinical data for these programs. We have limited available data on the increased half-life and drug clearance properties of our programs and the anticipated half-life extension and/or drug clearance properties of each of our product candidates may not be seen in participants in our future clinical trial results. In addition, programs using half-life extension technologies may demonstrate different chemical and pharmacological properties in participants than they do in laboratory studies. This technology and any programs resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways.
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
Preclinical and clinical development involve lengthy and expensive processes that are subject to delays and may result in uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results. If our preclinical studies and clinical trials experience delays or are insufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate.
Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. For example, shortages of NHPs could significantly increase costs or delay the preclinical studies required before we submit an IND or foreign equivalent and initiate clinical development. We may experience difficulty in conducting our clinical trials as planned if we are unable to enroll a sufficient number of participants in any such trial as a result of variables outside of our control. See the risk factor titled “If we encounter difficulties enrolling participants in our current and future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.”
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
We plan to pursue development of our investigational products in combination with one or more additional products or investigational products. The development of combination therapies may be more complex than the development of monotherapies and generally requires that sponsors demonstrate the contribution of each investigational product to the claimed effect and the safety and efficacy of the combination as a whole. Regulatory authority requirements for the development of combination therapies may make the design and conduct of clinical trials more complex and/or burdensome, requiring more clinical trial participants and additional time and cost to complete than we plan or anticipate. We also may not be able to meet the FDA’s or comparable foreign regulatory authority's current or future approval standards required for combination therapies or combination products, including if we decided to administer or package combinations as a single drug product. For example, under the “combination rule”, the FDA may not file or approve a fixed-dose combination product unless each component of a proposed drug product is shown to make a contribution to the claimed effects and the dosage of each component (amount, frequency, duration) is safe and effective for the intended population. To satisfy these requirements, the FDA typically requires a clinical factorial trial, designed to assess the effects attributable to each drug in the combination product. This is particularly true when the ingredients are directed at the same sign or symptom of the disease or condition. Aside from factorial trials, the FDA has accepted a variety of approaches to satisfy the combination rule and has made statements that it may be possible to use other types of clinical and nonclinical data and mechanistic information available to demonstrate the contributions of the individual active ingredients to the effect of the combination. In addition, combination products may require dose selection for each agent in the combination, which may require more and/or larger groups of participants than single agents. Our clinical trial and research efforts may not satisfy regulators' expectations of adequate exploration of dose ranging required for drug approval. Moreover, the applicable requirements for approval of combinations may differ from country to country. See the section titled “Business – Government Regulation – Combination Therapy” in our most recent Annual Report for a more detailed description of regulation of combination therapies in the United States.
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
From time to time, we may publicly disclose preliminary or topline data from our nonclinical studies and clinical trials, which are based on a preliminary analysis of then-available data. The results and related findings and conclusions are subject to change following a more comprehensive review or taking into account additional data that become available. In reviewing preliminary or topline data, we also make assumptions, estimations, calculations and conclusions as part of our analyses that may change once a complete data set is available. As a result, the preliminary or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated or subsequently made subject to audit and verification procedures. Any preliminary or topline data should be viewed with caution until the final data are available.
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
Our product candidates have mechanisms of action in common with other approved drugs that have been associated with certain adverse reactions and/or events in patients. For example, nasopharyngitis,

headache, arthralgia, nausea, pyrexia, upper respiratory tract infection, fatigue, cough, bronchitis, influenza, back pain, rash, pruritus, sinusitis, oropharyngeal pain, and pain in extremities are the most common adverse reactions noted with ENTYVIO®, which is in the same drug class as SPY001 and is approved for the treatment of moderately to severely active UC in adults and of moderately to severely active CD in adults. In addition, mAbs targeting TL1A such as our product candidates SPY002 and SPY072 in clinical trials are associated with patient adverse events that most commonly include headache, nausea, nasopharyngitis, urinary tract infection, SARS-CoV-2 infection, fever, fatigue, arthralgia, and back pain. Finally, for SKYRIZI®, which is in the same drug class as SPY003 and is approved for the treatment of moderately to severely active UC in adults and of moderately to severely active CD in adults, the most common adverse reactions are upper respiratory infections, headache, arthralgia, injection site reactions, abdominal pain, anemia, pyrexia, back pain, arthropathy, and urinary tract infection in patients with CD and arthralgia, pyrexia, injection site reactions, and rash in patients with UC. In addition, for patients treated with BIMZELX®, which is approved for moderate-to-severe HS in adults and is being used as a surrogate IL-17A/F in our Phase 2 trial in HS, the most common adverse reactions are upper respiratory tract infections, oral candidiasis, headache, injection site reactions, tinea infections, gastroenteritis, herpes simplex infections, acne, folliculitis, other candida infections, and fatigue. Participants in our clinical trials for SPY001, SPY002, SPY072 and SPY003 as well as our rational combination programs, may experience similar or additional adverse reactions and/or events such as infections (including rare infections such as tuberculosis or JC virus reactivation, which could lead to multifocal leukoencephalopathy, which is a theoretical risk for the drug class), infusion-related reactions, other hypersensitivity reactions (including injection site reactions and delayed hypersensitivity reactions), hepatotoxicity, increased risk of suicidal ideation and behavior, liver biochemical abnormalities, and inflammatory bowel disease, as has been observed with other biologics, including those with similar mechanisms of action. Although our product candidates have observed to be well tolerated to date, we have observed adverse events, including serious adverse events, in our clinical trials consistent with known safety profiles of drugs with the same mechanisms of action. It is possible we may observe additional safety events that may or may not be consistent with such third-party product safety profiles.
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
Because we have limited financial and managerial resources, we focus our research and development efforts on certain selected programs. For example, we are initially focused on our SPY001, SPY002, SPY003, SPY072, SPY007 and rational combination programs. As a result, we may forgo or delay pursuit of opportunities with other programs that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
Any approved products resulting from our current programs or any future program may not achieve adequate market acceptance among clinicians, patients, healthcare third-party payors and others in the medical community necessary for commercial success and we may not generate any future revenue from the sale or licensing of such products.

Even if regulatory approval is obtained for a product candidate resulting from one of our current or future programs, they may not gain market acceptance among physicians, patients, healthcare payors or the medical community. We may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. There are several approved products and/or product candidates in later stages of development for the treatment of each of IBD and HS. However, our programs incorporate advanced antibody engineering to optimize the half-life and formulation of antibodies; to date, no such antibody has been approved by the FDA for the treatment of IBD or HS. Market participants with significant influence over acceptance of new treatments, such as clinicians and third-party payors, may not adopt a biologic that incorporates half-life extension for our targeted indications, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any programs developed by us or our existing or future collaborators. An extended half-life may make it more difficult for patients to change treatments and there is a perception that half-life extension could exacerbate side effects or experience waning efficacy, each of which may adversely affect our ability to gain market acceptance. Market acceptance of our product candidates will depend on many factors, including factors that are not within our control.
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
We have multiple product candidates, alone and in combination, in development for the same indication, IBD, and are developing one product candidate (SPY072) as a monotherapy for HS and one combination (SPY072 and IL-17A/F) for HS. We may in the future develop our programs for other I&I indications. Each such program targets a single or multiple mechanisms of action that could provide differentiation from standard of care or each other. However, developing multiple programs for a single indication may negatively impact our business if the programs compete with each other. For example, if multiple programs are conducting clinical trials at the same time, they could compete for the enrollment of participants. In addition, if multiple product candidates are approved for the same indication, they may compete for market share, which could limit our future revenue.
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
Further, conducting international clinical trials presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled participants in foreign countries to adhere to the clinical protocol as a result of differences in healthcare services or cultural customs that could restrict or limit our ability to conduct our clinical trials, the administrative burdens of conducting clinical trials under multiple sets of foreign regulations, foreign exchange fluctuations, as well as political and economic risks relevant to foreign countries. For additional disclosures regarding political and economic risks involved with international clinical trials, see the risk factor titled “Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, U.S. elections, international or geopolitical events, such as the ongoing conflicts between the United States and Iran and Russia and Ukraine, instability in Venezuela, conflicts between the U.S. and other countries, and conflicts in the Middle East, the implementation of measures that restrict international trade or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.”
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
The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that sponsor’s own nonclinical data and data from that sponsor's own adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.
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
Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay development of or regulatory approval of our product candidates and/or increase our manufacturing costs, including raw materials, general operating costs or other costs. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we fail to adequately prepare for the impacts of or are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our product candidates may be delayed in obtaining regulatory approval or may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. In addition, the impact of legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current presidential administration on us and the pharmaceutical industry as a whole is unclear. These government actions could cause delays in our business plans, increase the cost of execution of our business plans or otherwise have a material adverse effect on our business. For example, the U.S. government has recently taken actions and made statements, including in relation to the imposition or threatened imposition of tariffs (including tariffs on patented pharmaceutical products), affecting (among others) certain products manufactured in China and other non-U.S. countries. These measures could impact the cost of manufacturing our product candidates for our ongoing and planned clinical trials and may increase other costs such as import and export costs across different jurisdictions, costs of drug product and clinical trial supplies, and other costs of running our trials and executing on our business plans, which could negatively impact our financial position. We may seek alternative or additional sources for our drug substance or drug product for our clinical trials, clinical trial sites, or service providers, which could negatively impact our expected costs, timelines and business plan. Additionally, the BIOSECURE Act enacted as part of the FY 2026 National Defense Authorization Act has the potential to severely restrict our ability to purchase services or products from, or otherwise collaborate with, certain Chinese “biotechnology companies of concern” (“BCOC”) without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We currently rely on foreign CMOs, including WuXi Biologics, which is based in China. Although none of our CMOs have yet been named as a BCOC, if any of our CMOs are identified as a BCOC, we could be required to switch or move development of our product candidates from one CMO to another, and as a result we may incur additional development costs or delays in manufacturing product for clinical trials or commercialization. We are in the process of creating manufacturing capabilities with third parties outside of China, including within the United States, and have taken several measures to strengthen our supply chain in the event that our manufacturers are impacted. In the U.S., in recent years, the pharmaceutical industry has been a particular focus of healthcare reform efforts and has been significantly affected by major legislative, administrative and executive initiatives addressing drug pricing and payment, access to healthcare or funding of healthcare as well as more general actions affecting federal budgets and tariffs. See the section titled “Business – Government Regulation – Healthcare Reform” in our most recent Annual Report for a more detailed description of healthcare reform measures that may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.
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
In some countries, particularly member states of the EU and other markets that use health technology assessment (“HTA”) processes, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a therapeutic. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and HTA markets, and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. To obtain coverage and reimbursement or pricing approvals in some countries, we or current or future collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be materially and adversely affected. If the UK, certain EU member states or other HTA markets were to significantly alter their regulations affecting the pricing of prescription pharmaceuticals, we could face significant new costs.
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
The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including government shutdowns as well as statutory, regulatory and policy changes, inadequate government budget funding levels or a reduction in the FDA’s workforce and its ability to hire and retain key personnel, and disruptions caused by public health crises. There have been mass layoffs of federal employees since the start of the current presidential administration in January 2025, the full impact of which is unclear at this time. Such disruptions could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the presidential administration has made and is expected to continue to make significant changes in the leadership of the FDA and other U.S. federal regulatory agencies and changes to U.S. federal government policy that have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the FDA. In addition, certain senior employees of FDA have not maintained long tenure in their positions, marking a period of high leadership turnover.
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
Moreover, our CMOs may experience manufacturing difficulties, including delays, due to resource constraints, supply chain issues, government activity under the Defense Production Act, proposed or actual legislative changes or requirements, or as a result of labor disputes or unstable political environments, including tariffs and restrictions imposed by the United States or other foreign governments on goods required for the operation of their business. If any CMOs on which we will rely are significantly delayed in delivering or fail to manufacture quantities of our product candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition and prospects could be materially and adversely affected. In addition, our CMOs and other third parties are responsible for transporting temperature-controlled materials that can be inadvertently degraded during transport due to several factors, rendering certain batches unsuitable for trial use for failure to meet, among others, our integrity and purity specifications. We and any of our CMOs may also face product seizure or detention or refusal to permit the import or export of products or increased costs as a result of tariffs on imports imposed by the United States or other foreign governments. Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our anticipated timelines, potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our nonclinical studies and clinical trials or the approval of any of our product candidates by the FDA, resulting in higher costs or adversely impact commercialization of our product candidates. See the section titled “Business – Manufacturing and Supply” in our most recent Annual Report for a more detailed description of our manufacturing plans and assumptions and the factors that may affect the success of our programs.
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
We are a clinical stage biotechnology company with a limited operating history, and, as of September 30, 2026, we had 130 employees. We have been and will continue to be highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any such officers and other principal members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
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
•geopolitical instability and government actions, including the ongoing military conflicts in Ukraine and Iran, conflicts in the Middle East, instability in Venezuela, geopolitical tensions between the United States and other countries, including China and Iran, and the implementation of measures that restrict international trade by the United States, China or other governments;
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
Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, U.S. elections, international or geopolitical events, such as the ongoing conflicts between the U.S. and Iran and Russia and Ukraine, instability in Venezuela, conflicts between the U.S. and other countries, and conflicts in the Middle East, the implementation of measures that restrict international trade or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, especially in light of recent comments and executive orders made by the Trump administration, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotechnology areas), tighter credit, higher interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations, public health crises and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, us and our business partners and suppliers. The United States has previously announced tariffs on imports from most countries, including significant tariffs on imports from Canada, Mexico and China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. In April 2026, the U.S. announced the imposition of tariffs on patented pharmaceutical products, and there can be no guarantee that further retaliatory tariffs will not be forthcoming. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. There is substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified or suspended. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, geopolitical uncertainties, international conflicts and government actions, including the ongoing military conflicts between the United States and Iran and Russia and Ukraine, instability in Venezuela, conflicts between U.S. and other countries, and ongoing conflicts in the Middle East involving Israel and various other parties, including Iran, Hamas and Hezbollah, as well as other conflicts in the region, rising tensions with China and the implementation of tariffs, sanctions, export or import controls, and other measures that restrict international trade by the United States, China or other governments, have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.
We may in the future experience disruptions as a result of such macroeconomic conditions, including delays or difficulties in initiating or expanding clinical trials and manufacturing or shipping sufficient quantities of materials. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition. For example, our business may be generally exposed to the impact of political or civil unrest or military action. While we do not have any employees or offices in Ukraine, Venezuela, Russia or countries in the Middle East, including Israel and Jordan, we do have third-party partners and clinical trial sites with locations in Europe, South America and the Middle East, which may be affected by the ongoing conflicts affecting such countries. These third parties or clinical trial sites may be materially impacted by the increasing military conflicts in Europe and the Middle East, which could result in difficulties enrolling and retaining participants and/or delivering drug samples in such areas on schedule and cause delay in our clinical trials and/or increase trial costs. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic or political climate and financial market conditions could adversely impact our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On September 22, 2026, the Company issued 635,131 shares of common stock in connection with the cashless net exercise of 848,184 warrants to purchase common stock by Parapyre Holding LLC. The shares were issued free of any restrictive securities legend pursuant to Rule 144 of the Securities Act. The issuance was made in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act, as an exchange by the Company with an existing security holder where no commission or other remuneration was paid or given, directly or indirectly, for soliciting such exchange.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Trading Plans
During the three months ended September 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).
Amendment to Certificate of Incorporation
The information set forth below is included herewith for the purpose of providing the disclosures required under “Item 5.03 - Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” of Form 8-K.
On October 29, 2026, the Company filed with the Secretary of State of the State of Delaware (i) a Corrected Second Amended and Restated Certificate of Incorporation (the “Corrected COI”) to correct the inadvertent omission from its Second Amended and Restated Certificate of Incorporation of the Series A Certificate of Designation and the Series B Certificate of Designation and (ii) and Certificate of Elimination of Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”) (the “Series B Certificate of Elimination” and, together with the Corrected COI, the “COI Amendment”) to effect the retirement of its Series B Preferred Stock, which resulted in the previously authorized shares of the retired Series B Preferred Stock being returned to authorized, unissued and undesignated preferred stock.
The foregoing description of the COI Amendment does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Corrected COI and Series B Certificate of Elimination, copies of which are attached hereto as Exhibits 3.1 and 3.3 and incorporated herein by reference.
Amendments to Executive Offer Letters
The information set forth below is included herewith for the purpose of providing the disclosures required under “Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

On November 2, 2026, the Company and each of Dr. Cameron Turtle, Mr. Scott Burrows, Ms. Heidy King-Jones and Dr. Sheldon Sloan amended and restated their respective employment letter agreement (the “Amendments”). The Amendments provide for, among other ministerial changes, (i) an increase to Dr. Turtle’s CIC Severance Amount (as defined therein) from 18 months of base salary plus 1.5x his target bonus to 24 months of base salary plus 2.0x his target bonus and an increase to his benefits continuation on a qualifying termination during the Change in Control Period (as defined therein) from 18 months to 24 months, (ii) an increase to each of Mr. Burrows’ and Ms. King-Jones’ CIC Severance Amount (as defined therein) by 0.5x of their respective target bonuses; and (iii) an increase to Dr. Sloan’s Severance Amount (as defined therein) from 9 months to 12 months of base salary, an increase to his benefits continuation on a qualifying termination outside of the Change in Control Period (as defined therein) from 9 months to 12 months, an increase in his CIC Severance Amount (as defined therein) from 12 months of base salary plus 1.0x his target bonus to 18 months of base salary plus 1.5x his target bonus, and an increase to his benefits continuation on a qualifying termination during the Change in Control Period from 12 months to 18 months.

The foregoing description of the Amendments does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Amendments, copies of which are attached hereto as Exhibits 10.1, 10.2, 10.3 and 10.4 and incorporated herein by reference.

Item 6. Exhibits.
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit Number	Description	Form	File No	Date of Filing	Exhibit No.	Filed Herewith
2.1	Agreement and Plan of Merger, dated June 22, 2023, by and among Aeglea BioTherapeutics, Inc. Aspen Merger Sub I, Inc., Sequoia Merger Sub II, LLC and Spyre Therapeutics, Inc.	S-1	333-276251	12/22/2023	2.1

3.1	Corrected Second Amended and Restated Certificate of Incorporation of the Company, effective as of May 14, 2024					X

3.2	Amended and Restated Bylaws	S-1/A	333-276251	02/05/2024	3.2

3.3	Certificate of Elimination of Series B Non-Voting Convertible Preferred Stock					X

10.1	Amended and Restated Offer Letter by and between the Company and Cameron Turtle, dated November 2, 2026					X

10.2	Amended and Restated Offer Letter by and between the Company and Scott Burrows, dated November 2, 2026					X

10.3	Amended and Restated Offer Letter by and between the Company and Heidy King-Jones, dated November 2, 2026					X

10.4	Amended and Restated Offer Letter by and between the Company and Sheldon Sloan, dated November 2, 2026					X

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X

32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

Exhibit Number	Description	Form	File No	Date of Filing	Exhibit No.	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from this Quarterly Report formatted in Inline XBRL and contained in Exhibit 101
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
Date: November 3, 2026

Spyre Therapeutics, Inc.

By:	/s/ Scott Burrows
Scott Burrows
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)